Form 10-K
period 2011-12-31
RedStone Literary Agents, Inc.
filed 2012-05-08
CIK 1515139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2011

                        Commission File Number 333-173164

                          REDSTONE LITERARY AGENTS INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                            1842 E Campo Bello Drive
                                Phoenix, AZ 85022
          (Address of principal executive offices, including zip code)

                                  (602)867-0160
                     (Telephone number, including area code)

                             Mary S. Wolf, President
                          Redstone Literary Agents Inc.
                            1842 E Campo Bello Drive
                                Phoenix, AZ 85022
                 Telephone (602)867-0160 Facsimile (602)865-7313
            (Name, address and telephone number of agent for service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Non-accelerated filer [ ]                          Accelerated filer [ ]
Large accelerated filer [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 3, 2012, the registrant had 3,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of May 8, 2012.

                         REDSTONE LITERARY AGENTS, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        8
Item 2.  Properties                                                         11
Item 3.  Legal Proceedings                                                  11
Item 4.  Removed and Reserved                                               11

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  11
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Plan of Operation                                              13
Item 8.  Financial Statements                                               18
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           25
Item 9A. Controls and Procedures                                            25

                                    Part III

Item 10. Directors and Executive Officers                                   27
Item 11. Executive Compensation                                             28
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    29
Item 13. Certain Relationships and Related Transactions and
         Director Independence                                              30
Item 14. Principal Accounting Fees and Services                             31

                                     Part IV

Item 15. Exhibits                                                           32

Signatures                                                                  32

                                     PART I

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described in the "Risk Factors" section and elsewhere in this report.

All written forward-looking statements made in connection with this Form 10-K that are attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(D) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

ITEM 1. BUSINESS

GENERAL INFORMATION ABOUT OUR COMPANY

EXECUTIVE SUMMARY

RedStone Literary Agents Inc. ("RLA") was incorporated in Nevada on July 20, 2010 and is considered a development stage company. At that time Mary Wolf was appointed CEO, President, Secretary, CFO, Treasurer and Director. The Board voted to seek capital and begin development of our business plan. We received our initial funding of $15,000 through the sale of common stock to Mary Wolf who purchased 3,000,000 shares of our Common Stock at $0.005 per share on July 20, 2010.

During 2011 the Company filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission to register a total of 3,000,000 shares of common stock for sale at a fixed price of $0.015 per share. The Registration Statement was declared effective on January 27, 2012. This is the initial offering of common stock of RedStone Literary Agents Inc. and no public market currently exists for the securities being offered. The offering is being conducted on a self-underwritten, all-or-none basis, which means our officer and director will attempt to sell the shares. She will sell the shares and intends to offer them to friends, relatives, acquaintances and business associates. In offering the securities on our behalf, she will rely on the safe harbor from broker-dealer registration set out in Rule 3a4-1 under the Securities and Exchange Act of 1934. We intend to open a standard, non-interest bearing, bank checking account to be used only for the deposit of funds received from the sale of the shares in this offering. If all the shares are not sold and the total offering amount is not deposited by the expiration date of the offering, the funds will be promptly returned to the investors, without interest or deduction; however there is no assurance we will be able to return the funds as we are not holding the money in a trust or similar account and a creditor may be able to execute a judgment against the funds. The shares will be offered at a fixed price of $.015 per share for a period of one hundred and eighty (180) days from the effective date, unless extended by our board of director for an additional 90 days. The offering will end on July 25, 2012.

The company does not consider itself to be a blank check company as defined in Rule 419 of Regulation C of the Securities Act of 1933. The company has a specific business plan and is seeking the funds to execute its business plan. Rule 419 of Regulation C promulgated under the Securities Act of 1933 applies to companies having no specific business plans other than to engage in a merger or acquisition with an unidentified company or companies, or other entity. We do not anticipate or intend to be used as a vehicle for a reverse merger or merge with or acquire another company in the foreseeable future. We are aggressively pursuing our business plan given the current financial status of the company and the fact that we were very recently incorporated. The corporation was formed for the purpose of executing a specific business plan developed by our founder, Mary
S. Wolf, as set forth in the prospectus. We are moving forward with our development as defined in the business plan. Based upon the above, we believe we are not within the scope of Rule 419.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

RLA intends to represent authors to publishers. RLA will negotiate contract details and provide representation if any part of the book is illegally reproduced. RLA will be selective about who they will represent, and it is usually helpful for an author to be referred by people who work in or are familiar with the publishing industry. It is our intention to first focus in the genre of health and wellness as we currently have relationships with some published and unpublished authors in the United States.

NEEDS ASSESSMENT

The process for getting literary work published can be an arduous one for some authors. For each author under contract we will conduct a "Needs Assessment" to determine who else may already exist in the category of literature. From there we will determine the feasibility of making the new title a success. In addition, sending the completed manuscript to the right publisher is extremely important. Valuable time can be wasted by sending manuscripts to publishers who are not publishing in that genre. This is why a proper "Needs Assessment" is essential. We will determine which publisher is best suited for the manuscript and which publishers are publishing material that is similar to the author by visiting bookstores. Bookstore shelves offer a wealth of information, including the books the author will be competing against, how popular the genre is, and which publishers are involved in the market. Similar information can usually be found online (publishers' websites and online bookstores). It is probably the most important aspect of the entire process.

BOOK PROPOSAL GUIDELINES

The most important aspect of a manuscript submission to publishers is the book proposal. The author needs to prepare a carefully detailed and compelling proposal to convince a publisher that his or her book is worth publishing. The proposal is valuable in negotiating a good sale by allowing publishers to evaluate the project quickly and to determine their ability to market the book successfully. The proposal represents the promise of a book; it must be distinctive and engaging so that the editor becomes enthusiastic about signing the project. The difference between a good proposal and an excellent one can determine whether an offer is received - and can make the difference between a modest advance and a large one.

Every book is unique, but almost every proposal contains the elements listed below:

ABOUT THE BOOK

We will prepare a brief (three to five pages) overview and introduction to the project. This section contains the information that would be used in the jacket copy, book synopsis and market survey.

We will describe the reasons an author was inspired to write the book and what makes it valuable. We will be sure to explain what makes the book different from other, similar books and mention any special features or approaches offered.

The author will give a two or three paragraph synopses of the contents, illustrating in detail the logic his or her book follows to satisfy its premise.

Addtionally, he or she will explain why he or she as an author is uniquely qualified to write this book. Included will be relevant experience and credentials, as well as any supporting professional expertise or publishing credits.

MARKET & COMPETITION

We will address who is the audience for this book, and why they need to buy this book, including providing demographic data that reinforces the writer's hypothesis.

We will address the competition. List each title that would be in direct competition with the book, along with the author, publisher, and year of publication. We will explain why the book would be better, or how it fills a vacant niche in the market.

CHAPTER OUTLINE

We will provide a brief chapter-by-chapter outline of the book. Here we try to convey both the content and tone of each chapter succinctly. Where possible, we use quotations, anecdotes and examples to describe the chapters.

SAMPLE CHAPTER

We will include one or two sample chapters, preferably not the introduction or first chapter, to give the publisher an idea of the writing style and the actual content of the book.

PUBLISHING DETAILS

We will describe the physical form the Author plans for his/her book.

Included will be:

     *    Proposed book length, measured in words
     *    The number and type of photographs and/or illustrations to be used
     *    Any special considerations for book size, format, design or layout
     * Estimated time the author will need to deliver the completed manuscript.

ABOUT THE AUTHOR

The author will provide a detailed biography of him or herself, with emphasis on background experience in the respective field and credentials relevant to his or her book. If applicable, we will suggest attaching a copy of his or her resume or curriculum vitae.

The goal for any author who comes to RedStone Literary Agents is to get their work in front of potential publishing houses for commercialization. In order to do that certain milestones will have to be achieved to ensure the marketabilityand appeal for the title is optimized.

1. Conduct Genre Audit: It is imperative to know who has published work on the topic at hand before. Questions to be asked will focus on geographical regions, metrics on volume and retail feedback. Additionally, the audit will include what modalities were used to promote the book online and offline. This process will be done on a fee for service basis as some genres will require more research time and analysis.

2. Synopses of current work will have to be edited and put in a marketing context for procuring potential publishers. This will be done on an hourly fee with a 25% top up on any fees paid to the editing team.

3. Once work is placed and represented with a publisher, RedStone will take 25% of the advance fee paid to an author as placement fee.

4. RedStone will also negotiate an allowance to be paid for PR representation to promote the launch of the book on and offline.

To date two authors have been approached in the lifestyle and wellness category. Both have self-published work previously and are looking to obtain representation for current draft manuscripts. These authors have been brought forward to RedStone through a PR contact that has successfully represented this genres and her work resulted in best seller placements. Contracts for both authors are expected to be confirmed by late summer or early fall 2011. We will also use social media to promote our services for representation on Twitter and Facebook.

Sample Revenue Model with 3 Authors being represented:

Utilizing an average retail price of each book at $9.95, revenue breakdown would be:

$1.95 to author
$4.00 to marketing/promotion
$1.00 for printing collateral
$3.00 Net Royalty Fee to RedStone

Selling an average 20,000 Books at $3.00 per copy (Net Royalty Fee) = $60,000 per author

Total Anticipated Revenue to Redstone: $180,000

The revenue numbers are estimates and there is no guarantee that we would be able to sign 3 authors or that the books would sell at the price and quantity being quoted due to external factors out of our control.

Management believes we will need to sign a minumum of 4 authors per year to be profitable. Each contract would be for a period of 18 months, 6 months for the author to write the book and 12 months for the promotional period. At any given time we would then have a minimum of 4 to 6 authors under contract.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES

Once a book has been published it will need a Distributor. If we use an established publishing house they will already have distribution contacts. If we choose to self-publish or publish with a very small house that does not have distribution set up, we will work with the author to make this contact. Distributors will generally take 55-65% of the cover price (40% of which is going to the bookseller). We will work with the author to make sure their pricing formula has taken this into account.

ENGAGING A PR CAMPAIGN:

All Publicists know that the first step to obtaining good publicity is the media list. Knowing where to mail review copies and having the full contact information for follow-up calls and letters is vitally important. Many publishers have a publicity department that will handle this while the book is on the front list. However, once the next season is published, or we have self-published the book, the job of getting publicity exposure for the book falls to the authors themselves. In some cases we may engage a publicist to keep the interest in relevant markets going.

Once we have our contacts in order, we will have to start writing press releases and dealing with the media. This is a very different process than that of writing a book.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

None.

COMPETITION, COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

Getting a literary agent can be the first vital step towards getting published. Writers who want to become authors are interested in one thing only and that is writing. They do not want to worry about how or what is involved in the process that eventually leads to getting their work published and in bookstores for the masses to engage and enjoy. We believe also that since we have chosen a niche (health and wellness) that we can be very focused in our submissions and targeting the right distributor/publisher.

Additionally, non-published writers have a more difficult time getting the attention of the bigger literary agent as often they already represent an author in the said genre.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS

We do not rely on any "real" raw materials to speak of as the marketable part of our work will be the literature which will be representing. We plan to outsource all of our editing and publicity work to third parties. Currently, we have not retained editing personnel but we have retained The Marquis Group, LLC as Public Relations Agent for RLA.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We feel that, because of the potential wide base of customers for our products, there will be no problem with dependence on one or few major customers.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

We currently have no patents or trademarks for our products or brand name; however, as business is established and operations expand, we may seek such protection. We act as Agents for our writers and so have limited rights and access to published work while retained under contract.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

None.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATION, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

None.

RESEARCH AND DEVELOPMENT ACTIVITIES DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

None.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

We currently have one employee, Ms. Mary Wolf who devotes full time to our business.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

                       RISKS ASSOCIATED WITH OUR BUSINESS

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, HAVE GENERATED NO REVENUES AND LACK AN OPERATING HISTORY, AN INVESTMENT IN THE SHARES OFFERED HEREIN IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

Our company was incorporated on July 20, 2010; we have not yet commenced our business operations; and we have not yet realized any revenues. We have no operating history upon which an evaluation of our future prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the highly competitive literary agent industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to attract and retain writers to represent and get their work edited and to market for publishing, while keeping costs to a minimum. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

WE DO NOT YET HAVE ANY SUBSTANTIAL ASSETS AND ARE TOTALLY DEPENDENT UPON THE PROCEEDS OF A CURRENT OFFERING TO FULLY FUND OUR BUSINESS.

The only cash currently available is the cash paid by our founder for the acquisition of her shares. We are currently offering for sale a total of 3,000,000 shares of common stock at a fixed price of $.015 per share for the duration of the offering, which will end on July 25, 2012. In the event we do not sell all of the shares and raise the total offering proceeds, there can be no assurance that we would be able to raise the additional funding needed to fully implement our business plans or that unanticipated costs will not increase our projected expenses for the year following completion of this offering. Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

WE DO NOT HAVE ANY ADDITIONAL SOURCE OF FUNDING FOR OUR BUSINESS PLANS AND MAY BE UNABLE TO FIND ANY SUCH FUNDING IF AND WHEN NEEDED.

Other than the shares currently offered, no other source of capital has been has been identified or sought. As a result we do not have an alternate source of funds should we fail to complete the offering. If we do find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders.

If we are not successful in raising sufficient capital through the offering, we will be faced with several options:

     1.   abandon our business plans, cease operations and go out of business;
     2.   continue to seek alternative and acceptable sources of capital; or
     3.   bring in additional capital that may result in a change of control.

In the event of any of the above circumstances you could lose a substantial part or all of your investment. In addition, there can no guarantee that the total proceeds raised in the offering will be sufficient, as we have projected, to fund our business plans or that we will be profitable. As a result, you could lose any investment you make in our shares.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES, WHICH COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

Although we have had a few meetings with two authors to edit and represent their work, we have not yet confirmed any representation contracts and have not yet generated any revenues from operations. In order for us to continue with our plans and open our business, we must raise our initial capital to do so through this offering. The timing of the completion of the milestones needed to commence operations and generate revenues is contingent on the success of the offering. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. As a result, you could lose all of your investment if you decide to purchase shares in this offering and we are not successful in our proposed business plans.

OUR CONTINUED OPERATIONS DEPEND ON LITERARY TRENDS. IF OUR AUTHORS AND LITERARY WORKS ARE NOT TRENDING TOPICS PUBLISHING HOUSES ARE LOOKING FOR THIS COULD BE ADVERSELY AFFECTED.

The proper representation of trending and expert authors important to our success and competitive position, and the inability to continue to develop and offer such unique products to our customers could harm our business. We cannot be certain that any author and his or her topic of literature will be in demand. In addition, there are no assurances that our future authors will be successful, and any unsuccessful literary representation could adversely affect our business.

COMPETITION IN THE LITERARY INDUSTRY IS FIERCE. IF WE CAN NOT SUCCESSFULLY COMPETE, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

The literary publishing industry is intensely competitive and fragmented. We will compete against a large number of well-established companies with greater product and name recognition and with substantially greater financial, marketing and distribution capabilities than ours, as well as against a large number of small specialty producers. Our competitors include, by way of example, Wiley Books, Fitzhenry Whiteside, Simon and Schuster and other well known and respected publishers. There can be no assurance that we can compete successfully in this complex and changing market. If we can not, our business will be adversely affected.

BECAUSE OUR SOLE OFFICER AND/OR DIRECTOR HAS NO EXPERIENCE OR BACKGROUND IN REPRESENTING AUTHORS OR IN THE LITERARY FIELD, THERE IS A HIGHER RISK OUR BUSINESS WILL FAIL.

Our sole officer and director, Mary S. Wolf, has no experience or background in representing authors or in the literary field. Her prior business experiences have primarily been in manufacturing and tax accounting. With no direct training or experience in the literary field, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard procedures or managerial approaches agents and literary companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this field.

                   RISKS ASSOCIATED WITH OUR CURRENT OFFERING

BUYING LOW-PRICED PENNY STOCKS IS VERY RISKY AND SPECULATIVE.

The shares being offered are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in this offering in the public markets. See the Plan of Distribution section.

WE ARE SELLING OUR OFFERING WITHOUT AN UNDERWRITER AND MAY BE UNABLE TO SELL ANY SHARES.

The offering is self-underwritten, that is, we are not going to engage the services of an underwriter to sell the shares; we intend to sell them through our officer and director, who will receive no commissions. She will hold investment meetings and invite friends, acquaintances and relatives in an effort to sell the shares to them; however, there is no guarantee that she will be able to sell any of the shares. In the event she does not sell all of the shares before the expiration date of the offering, all funds raised will be promptly returned to the investors, without interest or deduction.

DUE TO THE LACK OF A TRADING MARKET FOR OUR SECURITIES, YOU MAY HAVE DIFFICULTY SELLING ANY SHARES YOU PURCHASE IN THIS OFFERING.

There is presently no demand for our common stock. There is presently no public market for the shares being offered in this prospectus. We intend to contact a market maker and have them file an application on our behalf for quotation of the shares on the Over-the-Counter Bulletin Board. We estimate this process to take 3 to 6 months to complete. As of the date of this filing, there have been no discussions or understandings between RLA and anyone acting on our behalf, with any market maker regarding participation in a future trading market for our securities. We cannot guarantee that the application will be approved and our stock listed and quoted for sale. If no market is ever developed for our common stock, it will be difficult for an investor to sell any shares they purchase in our offering. In such a case, they may find that they are unable to achieve any benefit from their investment or liquidate the shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, the common stock purchased in the offering will not have a quantifiable value and it may be difficult, if not impossible, to ever resell the shares, resulting in an inability to realize any value from the investment.

WE WILL BE HOLDING ALL THE PROCEEDS FROM THE OFFERING IN A STANDARD BANK CHECKING ACCOUNT UNTIL ALL THE SHARES ARE SOLD. BECAUSE THE PROCEEDS ARE NOT HELD IN AN ESCROW OR TRUST ACCOUNT THERE IS A RISK THE MONEY WILL NOT BE RETURNED IF ALL THE SHARES ARE NOT SOLD.

All funds received from the sale of shares in this offering will be deposited into a standard bank checking account until all shares are sold and the offering is closed, at which time, the proceeds will be transferred to our business operating account. In the event all shares are not sold we have committed to promptly return all funds to the original purchasers. However since the funds will not be placed into an escrow, trust or other similar account, there can be no guarantee that any third party creditor who may obtain a judgment or lien against us would not satisfy the judgment or lien by executing on the bank account where the offering proceeds are being held.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

Our business plan allows for the payment of the estimated $6,700 cost of this registration statement to be paid from existing cash on hand. If necessary, our director has verbally agreed to loan the Company funds to complete the registration process. We plan to contact a market maker immediately following the close of the offering to have the market maker file an application on our behalf in order to make a market for our common stock and have the shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

MARY WOLF, A COMPANY DIRECTOR, BENEFICIALLY OWNS 100% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK. AFTER THE COMPLETION OF THIS OFFERING SHE WILL OWN 50% OF THE OUTSTANDING SHARES. IF SHE CHOOSES TO SELL HER SHARES IN THE FUTURE IT MAY HAVE AN ADVERSE EFFECT OF THE PRICE OF OUR STOCK.

Due to the amount of Ms. Wolf's share ownership in our company, if she chooses to sell her shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock. If she does sell any of his common stock, she will be subject to Rule 144 under the 1933 Securities Act which will restrict her ability to sell her shares.

ITEM 2. PROPERTIES

We do not currently own any property. We are currently operating out of the premises of our President on a rent free basis while we are in the organizational stage. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the Company.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. [REMOVED & RESERVED]

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No public market currently exists for shares of our common stock. Following completion of our current offering, we intend to contact a market maker and have them file an application on our behalf for quotation of the shares on the Over-the-Counter Bulletin Board. We estimate this process to take 3 to 6 months to complete. As of the date of this filing, there have been no discussions or understandings between RLA and anyone acting on our behalf, with any market maker regarding participation in a future trading market for our securities.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     a. contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     b. contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     c. contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     d. contains a toll-free telephone number for inquiries on disciplinary actions;

     e. defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     f. contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     a.   the bid and offer quotations for the penny stock;

     b. the compensation of the broker-dealer and its salesperson in the transaction;

     c. the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     d. monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans.

SECTION 16(a)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended December 31, 2011.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date. We incurred operating expenses of $13,310 and $770 for the years ended December 31, 2011 and 2010, respectively. These expenses consisted of general and administrative expenses. At December 31, 2011, we had cash on hand of $920 and $5,000 in outstanding liabilities.

We received our initial funding of $15,000 through the sale of common stock to Mary Wolf, our CEO, who purchased 3,000,000 shares of our common stock at $0.005 per share on July 20, 2010, the investment by the existing stockholder includes a subscription receivable of $5,000. From inception until the date of this filing we have had no operating activities. Our financial statements from inception (July 20, 2010) through December 31, 2011 report no revenues and net losses of $14,080.

The following table provides selected financial data about our company for the period from the date of incorporation through December 31, 2011 and 2010.

            Balance Sheet Data:            12/31/11         12/31/10
            -------------------            --------         --------
            Cash                      $       920             9,230
            Total assets              $       920             9,230
            Total liabilities         $     5,000                 0
            Shareholders' equity      $    (4,080)            9,230

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $920 cash in the bank which comprises our total assets. Management believes that the current cash is not sufficient to fund operations for the next twelve months. To meet our need for cash we are attempting to raise money from our current offering. We cannot guarantee that we will be able to sell all the shares required. Our director has verbally agreed to advance funds as needed for filing and professional fees until the offering is completed or failed. While she has agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

Plan of Operation

The following criteria for the milestones are based on estimates derived from research and marketing data accumulated by our director. They are estimates only. We will require the funding from our offering in order to fully implement our business plan. The following chart outlines how we plan to use the proceeds from the offering.

                                               Planned Expenditures Over
                    Category                      The Next 12 Months
                    --------                      ------------------
            Advertising & Marketing                    $13,500
            Website Design                             $ 6,000
            Equipment                                  $ 2,500
            Accounting, Auditing & Legal               $10,500
            Office & Administration                    $ 7,500
            Working Capital                            $ 5,000
            TOTAL PROCEEDS TO COMPANY                  $45,000

The milestones for the twelve months following funding are:

FIRST QUARTER

We will produce executed contracts with the two authors who have asked us to work with them in editing book outlines and direct the creation of manuscripts in order to commercialize a publishing contract. In other words once we have a manuscript synopsis and outline this will allow us to speak to potential publishing houses in North America to secure a publishing contract for our contracted authors. Author bios will be completed as well as headshots and chapter outlines for each author. The Website for the company will be designed and written to reflect service and genres of focus. We will also be securing freelance editors to work with each author to complete chapter outlines and synopsis of book.

We will complete the website for RedStone Literary Agents LLC. This site will in addition to showing scope of service will also promote the two authors under contract. The site will give a sampling from a few chapters of their work. In addition, we will begin researching literary shows to attend in order to bid publishing deals. These shows will also serve as a vehicle to secure additional representation of other up and coming authors. We will investigate industry groups to subscribe to like the Association of Authors Representatives Inc. We will conduct interviews to hire a Publicist to give Authors advance promotion. If resources are available, it would be strategic to attend Book Expo America in New York (May 23-26). We believe the Book Expo will show us the leading genres that book publishers are currently sourcing. As well, other agents will be looking for some other regional agents to assist with PR and also speaking engagements for new releases. If funding is not available we will find another similar trade show to attend later in the year.

(Estimated expenses: Advertising and Marketing $4,000, Website Design $4,000, Accounting, Auditing & Legal $2,500, Office & Administration $1,500, Working Capital $1,250 - Total $13,250)

SECOND QUARTER

If resources are available we will hire a part time assistant who will be responsible for many aspects of our operation, from administration to book title procurement. A book selling strategy will be agreed upon to find the right publisher in order to negotiate successful publishing deals. We will engage in a search engine optimization campaign to assist us with awareness for our authors. Search engine optimization (SEO) is the process of improving the visibility of a website or a web page in search engines via the "natural" or un-paid search results. In general, the earlier (or higher on the page), and more frequently a site appears in the search results list, the more visitors it will receive from the search engine's users. As an Internet marketing strategy, SEO considers how search engines work, what people search for, the actual search terms typed into search engines and which search engines are preferred by their targeted audience. Optimizing a website may involve editing its content and HTML and associated coding to both increase its relevance to specific keywords and to remove barriers to the indexing activities of search engines. If an author is looking for a literary agent it is likely that they will either look for this via contacts in the industry or through conducting a search on the internet. A SEO campaign would assist RedStone in attracting incremental business.

In addition we will launch with a PR campaign consisting of various lectures and radio interviews to help brand each author and promote content of book. The area of focus for our literary agency will be to focus on authors in the field of health and wellness.

Chapter outlines and book manuscripts should be completed for both authors represented. A campaign will also take place to continue to secure additional authors. This will be an ongoing task to keep feelers out to prospective authors looking to publish his or her work. We need to launch a networking strategy in order to find places which RedStone can make contact with more publishers and editors. These include conferences, workshops, seminars both online and in person. As a back up we also need to plan a strategy for self-publishing that would include an investor package for funding.

(Estimated expenses: Advertising and Marketing $2,000, Website Design $2,000, Equipment $2,500, Accounting, Auditing & Legal $2,500, Office & Administration $2,000, Working Capital $1,250 - Total $12,250)

THIRD QUARTER

Final edits to take place for manuscripts in order to secure publishing contracts. We will be sourcing retails contacts to ensure distribution to lineup with PR Campaigns. Retail contacts will be comprised of both offline and online retailers. For example, we will look to secure books to be downloaded via Itunes or purchased at Barnes and Noble. Both outlets provide a retail connection for consumers to purchase the book titles.

(Estimated expenses: Advertising and Marketing $4,000, Accounting, Auditing & Legal $2,500, Office & Administration $2,000, Working Capital $1,250 - Total $9,750)

FOURTH QUARTER

A PR campaign for completed manuscript Authors will still extend to radio and seminars in regional areas. As we procure more authors the process of going from outlines, edit and manuscript rotate with networking and PR support. An author would appear on various regional media outlets to not only share the new book but also share that he or she will be speaking in the area at a specific location. For example, if one of our titles is written by a Cardiologist on the topic of heart disease we would have him or her on media outlets to talk about the new book and also share that Dr. XYZ will be having a seminar at location AA and it is open to the public. Typically speaking events result in increased awareness and incremental book sales. Books would also be on sale at the seminar.

(Estimated expenses: Advertising and Marketing $3,500, Accounting, Auditing & Legal $3,000, Office & Administration $2,000, Working Capital $1,250 - Total $9,750)

Our continued operations depend on literary trends. If our authors and literary works are not trending topics publishing houses are looking for this could adversely affect our business. The proper representation of trending and expert authors important to our success and competitive position, and the inability to continue to develop and offer such unique products to our customers could harm our business. We cannot be certain that any author and his or her topic of literature will be in demand. In addition, there are no assurances that our future authors will be successful, and any unsuccessful literary representation could adversely affect our business.

Competition in the literary industry is fierce. If we can not successfully compete, our business may be adversely affected. If we are able to establish our business we will compete against a large number of well-established companies with greater product and name recognition and with substantially greater financial, marketing and distribution capabilities than ours, as well as against a large number of small specialty producers. There can be no assurance that we can compete successfully in this complex and changing market.

CURRENT MARKET TRENDS

Management believes E-Books are becoming a larger and larger revenue stream for book publishers. Without a doubt, the e-book is the biggest thing that's hit the publishing industry since the invention of movable type. Publishers and e-book resellers are reporting strong growth. In 2010 year, the publishers surveyed by the Association of American Publishers saw 8.3 percent of domestic net sales from e-books. Three months into 2011, Simon and Schuster's e-book sales had climbed to 17 percent of revenue; at Hachette, parent company of Little, Brown, the figure was 22 percent. From November to May, according to a Pew Internet Project study, the percentage of American adults with a dedicated e-reader (like a Nook or Kindle) leaped from 6 percent to 12 percent. Another 8 percent now have tablets. To add a little context, fewer than half of Americans even buy a book in a typical year. So for 12 percent of all Americans to have an e-reader is not trivial.

Meanwhile, print sales are down about 25 percent. Physical bookstores, including the Borders chain, which is in bankruptcy reorganization, are on the rocks, rapidly adding stationery sections and ticketed author events to make up for plummeting book sales. And Amazon, which offers books in every possible format but is heavily promoting its proprietary Kindle device, announced in January 2011 that it is now selling more copies digitally than in paperback.

USA TODAY added e-book bestsellers to its list in July 2009. The USA TODAY list differs from the Times list in that it is a single list including hardcover and paperback, e-books, fiction and nonfiction, and all genres in one list. (It also does not exclude "evergreen" titles.") "The aim of the list is to tell our readers what the ranking of titles was in a particular week," says Anthony DeBarros, USA TODAY's Senior Database Editor. If a title is released in hardcover and is published six months later in paperback and e-formats, "we take the sales of all those formats and put them together so that a book's rank is determined by a combination of sales for e-books and whatever print format it's selling in. For some titles, we track several different ISBNs and put those all together." The list does note which format was the bestselling for that week.

We will be focusing on e-books as they are relatively inexpensive to get to market and in the hands of readers than paperbacks or hard cover. We will market by sending chapters to book reviewers and also build a database of customers for the launch of each book title. Management believes e-books will only get more inexpensive (relative to hardcover) as there is so much content going digital that any barriers to entry are being minimized or eliminated. We believe the key will be to secure engaging authors in the growing segments in self-help, alternative medicine and new age health.

FUTURE TRENDS TO WATCH

1. Enhanced E-Books Are Coming and Will Only Get Better

Consumers have already shown that they love e-books for their convenience and accessibility, but ultimately most e-books today are the same as print, just in digital form. The e-book of the not-too-distant future will be much more than text. Interactivity has arrived and will change the nature of the e-book.

Whether a consumer's choice is Kindle or iPad, Management believes the war of devices soon will not matter as many will have the same titles to offer consumers for sale and enjoyment. Management believes the real opportunity for publishers will be to develop e-books that offer interactive features. We believe customers will demand interactive books that provide a much better, more informed and enriching experience. For them, the experience (not the cost) is often the primary driver.

2. The Contextual Upsell Will be a Business Model to Watch

E-books allow publishers to interact with their customers in new ways. For example a customer is trying to learn statistics and gets stuck on a particular formula. They ask friends but no one can explain it well. They're stuck. They click a help button, which points them to the publisher site where they can download relevant tutorials about specific formulas for $2.99. They choose the one they need and get a new learning tool, which helps them progress in their class. Multiply this by hundreds of thousands of students who share similar learning gaps who will purchase through the book ("in-book app purchase") and it becomes a new marketing opportunity.

3. Publishers Will Be More Important Than Ever

Despite the hype around self-publishing via the web, we believe publishing houses will play an even greater role in an e-book world. Commodity content is everywhere (and largely free), so high-quality vetted, edited content -- which takes a staff of experts -- will be worth a premium.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us on which to base an evaluation of our performance. We are a development stage company and have not generated revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in implementing our business plan, and possible cost overruns due to increases in the cost of services.

To become profitable and competitive, we must implement our business plan and generate revenue. We are seeking funding from our current offering to provide the capital required to implement the business plan. We believe that the funds from our current offering will allow us to operate for one year.

ITEM 8. FINANCIAL STATEMENTS

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Redstone Literary Agents, Inc.
Phoenix, Arizona

I have audited the accompanying balance sheets of Redstone Literary Agents, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2011, for the period from July 20, 2010 (inception) through December 31, 2010, and for the period from July 20, 2010 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redstone Literary Agents, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011, for the period from July 20, 2010 (inception) through December 31, 2010, and for the period from July 20, 2010 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered a loss from operations and has limited working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Aurora, Colorado                                /s/ Ronald R. Chadwick, P.C.
April 6, 2012                                   --------------------------------
                                                RONALD R. CHADWICK, P.C.

Redstone Literary Agents, Inc.
Balance Sheets
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                        December 31,       December 31,
                                                                            2011               2010
                                                                          --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $    920           $  9,230
                                                                          --------           --------

TOTAL ASSTS                                                               $    920           $  9,230
                                                                          ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                $     --           $     --
  Loans from related parties                                                 5,000                 --
                                                                          --------           --------

      TOTAL CURRENT LIABILITIES                                              5,000                 --
                                                                          --------           --------
STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
    Issued and outstanding:
      3,000,000 common shares at par  value                                  3,000              3,000
    Additional paid in capital                                              12,000             12,000
    Share subscription receivable                                           (5,000)            (5,000)
                                                                          --------           --------
                                                                            10,000             10,000
Deficit accumulated during the development stage                           (14,080)              (770)
                                                                          --------           --------

      TOTAL STOCKHOLDERS' EQUITY                                            (4,080)             9,230
                                                                          --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    920           $  9,230
                                                                          ========           ========


Approved on behalf of the board

_______________________________, Director

_______________________________, Director

Redstone Literary Agents, Inc.
Statements of Income
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                            Accumulated
                                                                        Inception          From Inception
                                                                         Date of              Date of
                                                   Year Ended        July 20, 2010 to     July 20, 2010 to
                                                   December 31,         December 31,         December 31,
                                                      2011                 2010                 2011
                                                   ----------           ----------           ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                        $      292           $       61           $      353
  Professional Fees                                     8,200                   --                8,200
  Office expenses                                       4,818                  709                5,527
                                                   ----------           ----------           ----------

Total general and administrative expenses              13,310                  770               14,080
                                                   ----------           ----------           ----------

Net loss                                           $  (13,310)          $     (770)          $  (14,080)
                                                   ==========           ==========           ==========

EARNINGS PER SHARE - BASIC AND DILUTED             $    (0.00)          $    (0.00)
                                                   ==========           ==========

WEIGHTED AVERAGE OUTSTANDING SHARES                 3,000,000            3,000,000
                                                   ==========           ==========

Redstone Literary Agents, Inc.
Statement of Stockholders' Equity
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                               Deficit
                                                                                             Accumulated    Total
                                    Price     Number of              Additional    Total      During the    Stock-
                                     Per       Common       Par       Paid-in     Capital    Development    holders'
                                    Share      Shares      Value      Capital      Stock        Stage       Equity
                                    -----      ------      -----      -------      -----        -----       ------
Balance, July 20, 2010                               --   $    --     $     --    $     --   $      --     $     --

July 20, 2010
  Subscribed for cash              $0.005     3,000,000     3,000       12,000      15,000          --       15,000
  Share subscription receivable                                                     (5,000)                  (5,000)

Net loss                                                                                          (770)        (770)
                                             ----------   -------     --------    --------   ---------     --------

Balance, December 31, 2010                    3,000,000     3,000       12,000      10,000        (770)       9,230

Net loss                                                                                       (13,310)     (13,310)
                                             ----------   -------     --------    --------   ---------     --------

Balance, December 31, 2011                    3,000,000   $ 3,000     $ 12,000    $ 10,000   $ (14,080)    $ (4,080)
                                             ==========   =======     ========    ========   =========     ========

Redstone Literary Agents, Inc.
Statements of Cash Flows
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                 Accumulated
                                                                               Inception        From Inception
                                                                                Date of            Date of
                                                            Year Ended      July 20, 2010 to   July 20, 2010 to
                                                            December 31,       December 31,       December 31,
                                                               2011               2010               2011
                                                             --------           --------           --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                                    $(13,310)          $   (770)          $(14,080)
  Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities
  Changes in operating assets and liabilities
    Accounts payable                                               --                 --                 --
                                                             --------           --------           --------
          Net cash (used in) operating activities             (13,310)              (770)           (14,080)
                                                             --------           --------           --------
FINANCING ACTIVITIES
  Loans from related party                                      5,000                 --              5,000
  Shares subscribed for cash                                       --             10,000             10,000
                                                             --------           --------           --------
          Net cash provided by financing activities             5,000             10,000             15,000
                                                             --------           --------           --------

INVESTING ACTIVITIES                                               --                 --                 --
                                                             --------           --------           --------

          Net cash used for investing activities                   --                 --                 --
                                                             --------           --------           --------

Cash increase during the period                                (8,310)             9,230                920
Cash beginning of the period                                    9,230                 --                 --
                                                             --------           --------           --------

Cash end of the period                                       $    920           $  9,230           $    920
                                                             ========           ========           ========

Redstone Literary Agents, Inc.
Notes to Financial Statements
December 31, 2011
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

1. NATURE AND CONTINUANCE OF OPERATIONS

Redstone Literary Agents, Inc. ("the Company") was incorporated under the laws of State of Nevada, U.S. on July 20, 2010, with an authorized capital of 75,000,000 common shares with a par value of $0.001. The Company's year end is the end of December. The Company is in the development stage of its publishing service business. During the period ended December 31, 2010, the Company commenced operations by issuing shares.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $14,080 as at December 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Development Stage Company

The Company complies with the ASC 915, its characterization of the Company as a development stage enterprise.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At December 31, 2011, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Redstone Literary Agents, Inc.
Notes to Financial Statements
December 31, 2011
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earning Per Share

The Company computes loss per share in accordance with ASC 105, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Stock-based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

3. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the period ended December 31, 2010, the Company issued 3,000,000 shares of common stock for total cash proceeds of $15,000. At December 31, 2011 there were no outstanding stock options or warrants.

4. INCOME TAXES

As of December 31, 2011, the Company had net operating loss carry forwards of approximately $14,080 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date of issuance of these financial statements and determined that thee are no reportable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company's internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on the Company's Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS

As of the end of the period covered by this report, there have been no changes in Redstone Literary Agents' internal controls over financial reporting during the year ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The name, age and title of our executive officers and directors are as follows:

Name and Address of Executive
  Officer and/or Director               Age                Position
  -----------------------               ---                --------

Mary Wolf                               52      CEO, President, Secretary, CFO,
1842 E Campo Bello Drive                        Treasurer and Director
Phoenix, AZ 85022

The person named is the promoter of the company, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933. The person named above has served in the positions stated above from inception until present.

TERM OF OFFICE

Directors are appointed to hold office until the next annual meeting of our stockholders or until a successor is elected and qualified, or until resignation or removal in accordance with the provisions of the Company by-laws or Nevada corporate law. Officers are appointed by our Board of Directors and holds office until removed by the Board. The Board of Directors has no nominating, auditing or compensation committees.

SIGNIFICANT EMPLOYEES

We currently have one employee, Mary Wolf. Ms. Wolf currently devotes full time to our business and is responsible for our general strategy and fund raising.

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

     * Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

     * Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

     * Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

     * Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

     * Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

     * Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

     * Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

BACKGROUND INFORMATION ABOUT OUR OFFICER AND DIRECTOR

Mary S. Wolf, EA has been President, CEO and Chairman of the Board of Directors of the Company since inception. From January 1998 to present she has owned and operated a Tax Accounting business, Mary S. Wolf, EA, Phoenix, Arizona. On August 9th, 1995 she received her Enrolled Agent Certificate which allows her to practice before the Internal Revenue Service. An Enrolled Agent (EA) is a tax professional who has passed an IRS test covering all aspects of taxation, plus passed an IRS background check. Enrolled Agents have passed a two-day, 8-hour examination. The examination covers all aspects of federal tax law, including the taxation of individuals, corporations, partnerships, and various regulations governing IRS collections and audit procedures. Like CPAs and tax attorneys, EAs can handle any type of tax matter and represent their client's interests before the IRS. Unlike CPAs and tax attorneys, Enrolled Agents are tested directly by the IRS, and enrolled agents focus exclusively on tax accounting. From January 1990 to April 1997 Ms. Wolf worked for H&R Block preparing tax returns for their Phoenix, Arizona personal and business district offices. From June 1987 through December 1989, she was employed by Syntellect, Inc., Phoenix, Arizona, a voice response hardware manufacturer as an installer of their software domestically and internationally. Prior to June of 1987 she was a controller for a multi-company group that computerized equipment for manufacturers, sold all types of metal and woodworking machinery , and developed specialized machinery for businesses, Quality Machine Tools, Inc., Quantum Machine Services, Inc. and Falcon Manufacturing, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Currently our officer and director receives no compensation for her services during the development stage of our business operations. She is reimbursed for any out-of-pocket expenses she may incur on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently, no such plans have been approved. We do not have any employment agreements in place with our officer and director. We also do not currently have any benefits, such as health or life insurance, available to our employee.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Mary Wolf, CEO  2011     0          0          0            0          0             0            0          0
                2010     0          0          0            0          0             0            0          0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Mary Wolf      0             0               0           0           0           0            0           0            0

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----

Mary Wolf           0           0          0            0               0                0            0

On July 20, 2010, a total of 3,000,000 shares of common stock were issued to Mary Wolf in exchange for cash in the amount of $15,000 or $0.005 per share. There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company.

COMPENSATION OF DIRECTORS

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, our director in such capacity.

EMPLOYMENT AGREEMENTS

We do not have any employment agreements in place with our sole officer and director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this prospectus by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our directors, and or
(iii) our officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                Amount and Nature     Percentage
                   Name and Address               of Beneficial       of Common
Title of Class    of Beneficial Owner               Ownership          Stock(1)
--------------    -------------------               ---------          --------

Common Stock        Mary Wolf, CEO                  3,000,000            100%
                    1842 E Campo Bello Drive         Direct
                    Phoenix, AZ 85022

Common Stock        Officers and/or directors       3,000,000            100%
                    as a Group

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

N/A

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this prospectus. As of the date of this prospectus, there were 3,000,000 shares of our common stock issued and outstanding.

FUTURE SALES BY EXISTING STOCKHOLDERS

A total of 3,000,000 shares have been issued to the existing stockholder, all of which are held by Ms. Wolf, the officer and director of the Company and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

Rule 144(i)(1) states that the Rule 144 safe harbor is not available for the resale of securities "initially issued" by a shell company (other than a business combination related shell company) or an issuer that has "at any time previously" been a shell company (other than a business combination related shell company). Consequently, the Rule 144 safe harbor is not available for the resale of such securities unless and until all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale.

Any sale of shares held by the existing stockholder (after applicable restrictions expire) and/or the sale of shares purchased in this offering (which would be immediately resalable after the offering), may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance. Our principal shareholder does not have any plans to sell his shares at any time after this offering is complete.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

On July 20, 2010, the Company issued a total of 3,000,000 shares of common stock to Mary Wolf for cash at $0.005 per share for a total of $15,000.

As of December 31, 2011, the Company has a loan of $5,000 owing to Mary Wolf, the loan bears no interest rate, and has no term of repayment.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

We do not currently have an independent director serving on the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $5,500, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended December 31, 2011.

The total fees charged to the company for audit services, including quarterly reviews, were $Nil, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended December 31, 2010.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-173164, at the SEC website at www.sec.gov:

Exhibit No.                        Description
-----------                        -----------

3.1            Articles of Incorporation*

3.2            Bylaws*

31.1 Certification pursuant to Rule 13a-14(a) under the Exchange Act of 1934

31.2 Certification pursuant to Rule 13a-14(a) under the Exchange Act of 1934

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2012.

                                   Redstone Literary, Inc., Registrant


                                   By: /s/ Mary S. Wolf
                                       -----------------------------------------
                                       Mary S. Wolf, Director, President,
                                       Principal Executive Officer,
                                       Principal Financial Officer and Principal
                                       Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   Redstone Literary, Inc., Registrant


May 8, 2012                        By: /s/ Mary S. Wolf
                                       -----------------------------------------
                                       Mary S. Wolf, Director, President,
                                       Principal Executive Officer,
                                       Principal Financial Officer and Principal
                                       Accounting Officer