Form 10-Q
period 2012-03-31
RedStone Literary Agents, Inc.
filed 2012-05-10
CIK 1515139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED March 31, 2012

                        Commission File Number 333-173164


                          REDSTONE LITERARY AGENTS INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                            1842 E Campo Bello Drive
                                Phoenix, AZ 85022
          (Address of principal executive offices, including zip code.)

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

                          Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

As of May 7, 2012, the registrant had 3,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of May 9, 2012.

ITEM 1. FINANCIAL STATEMENTS

Redstone Literary Agents, Inc.
Balance Sheets
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                     ASSETS
                                                                              March 31          December 31
                                                                                2012               2011
                                                                              --------           --------
                                                                             (Unaudited)         (Audited)
CURRENT ASSETS
  Cash                                                                        $    119           $    920
                                                                              --------           --------

      TOTAL ASSTS                                                             $    119           $    920
                                                                              ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                    $     --           $     --
  Loans from related parties                                                     9,000              5,000
                                                                              --------           --------
      TOTAL CURRENT LIABILITIES                                                  9,000              5,000
                                                                              --------           --------
STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
    Issued and outstanding:
      3,000,000 common shares at par  value                                      3,000              3,000
  Additional paid in capital                                                    12,000             12,000
  Share subscription receivable                                                 (5,000)            (5,000)
                                                                              --------           --------
                                                                                10,000             10,000
                                                                              --------           --------
Deficit accumulated during the development stage                               (18,881)           (14,080)
                                                                              --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                                (8,881)            (4,080)
                                                                              --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    119           $    920
                                                                              ========           ========


Approved on behalf of the board

_______________________________, Director

_______________________________, Director

Redstone Literary Agents, Inc.
Statements of Income
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Accumulated
                                                                                           From Inception
                                                  Three Months         Three Months           Date of
                                                     Ended                Ended           July 20, 2010 to
                                                    March 31,            March 31,            March 31,
                                                      2012                 2011                 2012
                                                   ----------           ----------           ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                        $       51           $      140           $      404
  Consulting fees                                         330                   --                  330
  Professional fees                                     4,000                   --               12,200
  Office expenses                                         420                4,250                5,947
                                                   ----------           ----------           ----------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES               4,801                4,390               18,881
                                                   ----------           ----------           ----------

Net loss                                           $   (4,801)          $   (4,390)          $  (18,881)
                                                   ==========           ==========           ==========

EARNINGS PER SHARE - BASIC AND DILUTED             $    (0.00)          $    (0.00)
                                                   ==========           ==========

WEIGHTED AVERAGE OUTSTANDING SHARES                 3,000,000            3,000,000
                                                   ==========           ==========

Redstone Literary Agents, Inc.
Statements of Cash Flows
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                  Accumulated
                                                                                                 From Inception
                                                            Three Months       Three Months         Date of
                                                               Ended              Ended         July 20, 2010 to
                                                              March 31,          March 31,          March 31,
                                                                2012               2011               2012
                                                              --------           --------           --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                                     $ (4,801)          $ (4,390)          $(18,881)
  Adjustments to reconcile net loss to net cash
  Provided by (used in) operating activities
  Changes in operating assets and liabilities
    Accounts payable                                                --                 --                 --
                                                              --------           --------           --------
           NET CASH (USED IN) OPERATING ACTIVITIES              (4,801)            (4,390)           (18,881)
                                                              --------           --------           --------

FINANCING ACTIVITIES
  Loans from related party                                       4,000              2,500              9,000
  Shares subscribed for cash                                        --                 --             10,000
                                                              --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES             4,000              2,500             19,000
                                                              --------           --------           --------

INVESTING ACTIVITIES                                                --                 --                 --
                                                              --------           --------           --------
           NET CASH USED FOR INVESTING ACTIVITIES                   --                 --                 --
                                                              --------           --------           --------
Cash increase during the period                                   (801)            (1,890)               119
Cash beginning of the period                                       920              9,230                 --
                                                              --------           --------           --------

CASH END OF THE PERIOD                                        $    119           $  7,340           $    119
                                                              ========           ========           ========

Redstone Literary Agents, Inc.
Notes to Financial Statements
March 31, 2012
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $18,881 as at March 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

At March 31, 2012, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Redstone Literary Agents, Inc.
Notes to Financial Statements
March 31, 2012
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

During the period ended December 31, 2010, the Company issued 3,000,000 shares of common stock for total cash proceeds of $15,000. At March 31, 2012 there were no outstanding stock options or warrants.

4. INCOME TAXES

As of March 31, 2012, the Company had net operating loss carry forwards of approximately $18,881 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date of issuance of these financial statements and determined that thee are no reportable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbours of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbours set forth under the Reform Act are unavailable to us.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date. We incurred operating expenses of $4,801 and $4,390 for the three months ended March 31, 2012 and 2011, respectively. These expenses consisted of general and administrative expenses. At March 31, 2012, we had cash on hand of $119 and $9,000 in outstanding liabilities.

We received our initial funding of $15,000 through the sale of common stock to Mary Wolf, our CEO, who purchased 3,000,000 shares of our common stock at $0.005 per share on July 20, 2010, the investment by the existing stockholder includes a subscription receivable of $5,000. From inception until the date of this filing we have had no operating activities. Our financial statements from inception (July 20, 2010) through March 31, 2012 report no revenues and net losses of $18,881.

The following table provides selected financial data about our company for the period ended March 31, 2012:

                 Balance Sheet Data:        03/31/12
                 -------------------        --------
                 Cash                       $   119
                 Total assets               $   119
                 Total liabilities          $ 9,000
                 Shareholders' equity       $(8,881)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $119 cash in the bank which comprises our total assets. Management believes that the current cash is not sufficient to fund operations for the next twelve months. To meet our need for cash we are attempting to raise money from our current offering. We cannot guarantee that we will be able to sell all the shares required. Our director has verbally agreed to advance funds as needed for filing and professional fees until the offering is completed or failed. While she has agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-173164, at the SEC website at www.sec.gov:

Exhibit No.                        Description
-----------                        -----------
3.1           Articles of Incorporation*
3.2           Bylaws*
31.1          Certification pursuant to Rule 13a-14(a) under the Exchange Act of
              1934
31.2          Certification pursuant to Rule 13a-14(a) under the Exchange Act of
              1934
32.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101           Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2012.

                                        Redstone Literary, Inc., Registrant

                                        By: /s/ Mary S. Wolf
                                            ------------------------------------
                                            Mary S. Wolf, Director, President,
                                            Principal Executive Officer,
                                            Principal Financial Officer and
                                            Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        Redstone Literary, Inc., Registrant

May 9, 2012
                                        By: /s/ Mary S. Wolf
                                            ------------------------------------
                                            Mary S. Wolf, Director, President,
                                            Principal Executive Officer,
                                            Principal Financial Officer and
                                            Principal Accounting Officer