Form 10-Q
period 2012-06-30
RedStone Literary Agents, Inc.
filed 2012-08-09
CIK 1515139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

As of August 1, 2012, the registrant had 3,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 9, 2012.

ITEM 1. FINANCIAL STATEMENTS

Redstone Literary Agents, Inc.
Balance Sheets
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                              June 30,         December 31,
                                                                                2012               2011
                                                                              --------           --------
                                                                              Unaudited          Audited
                                     ASSETS

CURRENT ASSETS
  Cash                                                                        $  4,949           $    920
                                                                              --------           --------

      TOTAL ASSTS                                                             $  4,949           $    920
                                                                              ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                    $     --           $     --
  Loans from related parties                                                    18,300              5,000
                                                                              --------           --------
      TOTAL CURRENT LIABILITIES                                                 18,300              5,000
                                                                              --------           --------

STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
  Issued and outstanding:
    3,000,000 common shares at par  value                                        3,000              3,000
  Additional paid in capital                                                    12,000             12,000
  Share subscription receivable                                                 (5,000)            (5,000)
                                                                              --------           --------
Deficit accumulated during the development stage                               (23,351)           (14,080)
                                                                              --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                               (13,351)            (4,080)
                                                                              --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  4,949           $    920
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


Approved on behalf of the board

_______________________________, Director

_______________________________, Director

Redstone Literary Agents, Inc.
Statements of Income
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                            Accumulated
                                                                                                          From Inception
                                             Six Months     Six Months     Three Months    Three Months      Date of
                                               Ended          Ended           Ended           Ended       July 20, 2010 to
                                              June 30,       June 30,        June 30,        June 30,        June 30,
                                                2012           2011            2012            2011            2012
                                             ----------     ----------      ----------      ----------      ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                  $      147     $      191      $       96      $       51      $      500
  Consulting fees                                 1,350             --           1,020              --           1,350
  Professional fees                               6,250          4,700           2,250             450          14,450
  Office expenses                                 1,524          2,903           1,104           2,903           7,051
                                             ----------     ----------      ----------      ----------      ----------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES         9,271          7,794           4,470           3,404          23,351
                                             ----------     ----------      ----------      ----------      ----------

Net loss                                     $   (9,271)    $   (7,794)     $   (4,470)     $   (3,404)     $  (23,351)
                                             ==========     ==========      ==========      ==========      ==========

EARNINGS PER SHARE - BASIC AND DILUTED       $    (0.00)    $    (0.00)     $    (0.00)     $    (0.00)
                                             ==========     ==========      ==========      ==========

WEIGHTED AVERAGE OUTSTANDING SHARES           3,000,000      3,000,000       3,000,000       3,000,000
                                             ==========     ==========      ==========      ==========

Redstone Literary Agents, Inc.
Statements of Cash Flows
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                                  Accumulated
                                                                                                                From Inception
                                                      Six Months   Six Months    Three Months    Three Months      Date of
                                                        Ended        Ended          Ended           Ended       July 20, 2010 to
                                                       June 30,     June 30,       June 30,        June 30,        June 30,
                                                         2012         2011           2012            2011            2012
                                                       --------     --------       --------        --------        --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                              $ (9,271)    $ (7,794)      $ (4,470)       $ (3,404)       $(23,351)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
     Changes in operating assets and liabilities
     Accounts payable                                        --           --             --              --              --
                                                       --------     --------       --------        --------        --------
           NET CASH (USED IN) OPERATING ACTIVITIES       (9,271)      (7,794)        (4,470)         (3,404)        (23,351)
                                                       --------     --------       --------        --------        --------

FINANCING ACTIVITIES
  Loans from related party                               13,300        2,500          9,300              --          18,300
  Shares subscribed for cash                                 --           --             --              --          10,000
                                                       --------     --------       --------        --------        --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES     13,300        2,500          9,300              --          28,300
                                                       --------     --------       --------        --------        --------

INVESTING ACTIVITIES                                         --           --             --              --              --
                                                       --------     --------       --------        --------        --------
           NET CASH USED FOR INVESTING ACTIVITIES            --           --             --              --              --
                                                       --------     --------       --------        --------        --------
Cash increase during the period                           4,029       (5,294)         4,830          (3,404)          4,949
Cash beginning of the period                                920        9,230            119           7,340              --
                                                       --------     --------       --------        --------        --------

Cash end of the period                                 $  4,949     $  3,936       $  4,949        $  3,936        $  4,949
                                                       ========     ========       ========        ========        ========

Redstone Literary Agents, Inc.
Notes to Financial Statements
June 30, 2012
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $23,351 as at June 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

At June 30, 2012, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Redstone Literary Agents, Inc.
Notes to Financial Statements
June 30, 2012
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

During the period ended December 31, 2010, the Company issued 3,000,000 shares of common stock for total cash proceeds of $15,000. At June 30, 2012 there were no outstanding stock options or warrants.

4. INCOME TAXES

As of June 30, 2012, the Company had net operating loss carry forwards of approximately $23,351 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date. At June 30, 2012, we had cash on hand of $4,949 and $18,300 in outstanding liabilities.

We incurred operating expenses of $4,470 and $3,404 for the three months ended June 30, 2012 and 2011, respectively. These expenses consisted of general and administrative expenses. We incurred operating expenses of $9,271 and $7,794 for the six months ended June 30, 2012 and 2011, respectively. These expenses consisted of general and administrative expenses.

We received our initial funding of $15,000 through the sale of common stock to Mary Wolf, our CEO, who purchased 3,000,000 shares of our common stock at $0.005 per share on July 20, 2010, the investment by the existing stockholder includes a subscription receivable of $5,000. From inception until the date of this filing we have had no operating activities. Our financial statements from inception (July 20, 2010) through June 30, 2012 report no revenues and net losses of $23,351.

The following table provides selected financial data about our company for the period ended June 30, 2012:

                    Balance Sheet Data:           06/30/12
                    -------------------           --------

                    Cash                          $  4,949
                    Total assets                  $  4,949
                    Total liabilities             $ 18,300
                    Shareholders' equity          $(13,351)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $4,949 cash in the bank which comprises our total assets. Management believes that the current cash is not sufficient to fund operations for the next twelve months. To meet our need for cash we are attempting to raise money from our current offering. We cannot guarantee that we will be able to sell all the shares required. Our director has verbally agreed to advance funds as needed for filing and professional fees until the offering is completed or failed. While she has agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

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

                                                       Planned Expenditures Over
Category                                                  The Next 12 Months
--------                                                  ------------------

Advertising & Marketing                                         $13,500
Website Design                                                  $ 6,000
Equipment                                                       $ 2,500
Accounting, Auditing & Legal                                    $10,500
Office & Administration                                         $ 7,500
Working Capital                                                 $ 5,000
                                                                -------

TOTAL PROCEEDS TO COMPANY                                       $45,000
                                                                =======

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2012.

                                     Redstone Literary, Inc., Registrant


                                     By: /s/ Mary S. Wolf
                                         ---------------------------------------
                                         Mary S. Wolf, Director, President,
                                         Principal Executive Officer, Principal
                                         Financial Officer and Principal
                                         Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     Redstone Literary, Inc., Registrant
August 9, 2012

                                     By: /s/ Mary S. Wolf
                                         ---------------------------------------
                                         Mary S. Wolf, Director, President,
                                         Principal Executive Officer, Principal
                                         Financial Officer and Principal
                                         Accounting Officer