Form 10-Q
period 2012-09-30
RedStone Literary Agents, Inc.
filed 2012-11-23
CIK 1515139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

As of November 21, 2012, the registrant had 3,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of November 19, 2012.

ITEM 1. FINANCIAL STATEMENTS

Redstone Literary Agents, Inc.
Balance Sheets
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                        September 30,      December 31,
                                                                            2012               2011
                                                                          --------           --------
                                                                          Unaudited           Audited
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $ 21,670           $    920
                                                                          --------           --------

      TOTAL ASSTS                                                         $ 21,670           $    920
                                                                          ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loans from related parties                                              $  9,000           $  5,000
  Share subscriptions received                                              29,100                 --
                                                                          --------           --------

      TOTAL CURRENT LIABILITIES                                             38,100              5,000
                                                                          --------           --------
STOCKHOLDERS' EQUITY
  Capital stock
   Authorized 75,000,000 ordinary voting shares at $0.001 per share
  Issued and outstanding:
   3,000,000 common shares at par  value (3,000,000 common shares as
   of September 30, 2012 and December 31, 2011)                              3,000              3,000
  Additional paid in capital                                                12,000             12,000
  Share subscription receivable                                             (5,000)            (5,000)
                                                                          --------           --------
                                                                            10,000             10,000
Deficit accumulated during the development stage                           (26,430)           (14,080)
                                                                          --------           --------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (16,430)            (4,080)
                                                                          --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 21,670           $    920
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


Approved on behalf of the board

_______________________________, Director

_______________________________, Director

Redstone Literary Agents, Inc.
Statements of Income
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                            Accumulated
                                                                                                           From Inception
                                           Three Months    Three Months    Nine Months     Nine Months        Date of
                                               Ended           Ended          Ended            Ended      July 20, 2010 to
                                           September 30,   September 30,   September 30,   September 30,    September 30,
                                               2012            2011            2012            2011             2012
                                            ----------      ----------      ----------      ----------       ----------
SALES                                       $    3,750      $       --      $    3,750      $       --       $    3,750

GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                         17              51             164             242              517
  Consulting fees                                4,080              --           5,430              --            5,430
  Professional fees                              1,500           3,500           7,750           8,200           15,950
  Office expenses                                1,232             330           2,756           3,233            8,283
                                            ----------      ----------      ----------      ----------       ----------
Total general and administrative expenses        6,829           3,881          16,100          11,675           30,180
                                            ----------      ----------      ----------      ----------       ----------

Net loss                                    $   (3,079)     $   (3,881)     $  (12,350)     $  (11,675)      $  (26,430)
                                            ==========      ==========      ==========      ==========       ==========

EARNINGS PER SHARE - BASIC AND DILUTED      $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                            ==========      ==========      ==========      ==========

WEIGHTED AVERAGE OUTSTANDING SHARES          3,000,000       3,000,000       3,000,000       3,000,000
                                            ==========      ==========      ==========      ==========

Redstone Literary Agents, Inc.
Statements of Cash Flows
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                 Accumulated
                                                                                                From Inception
                                                           Nine Months        Nine Months          Date of
                                                              Ended               Ended        July 20, 2010 to
                                                           September 30,      September 30,      September 30,
                                                               2012               2011               2012
                                                             --------           --------           --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                                    $(12,350)          $(11,675)          $(26,430)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
  Changes in operating assets and liabilities
    Accounts payable                                               --                 --                 --
    Share subscriptions received                               29,100                 --             29,100
                                                             --------           --------           --------
          Net cash (used in) operating activities              16,750            (11,675)             2,670
                                                             --------           --------           --------
FINANCING ACTIVITIES
  Loans from related party                                      4,000              5,000              9,000
  Shares subscribed for cash                                       --                 --             10,000
                                                             --------           --------           --------
          Net cash provided by financing activities             4,000              5,000             19,000
                                                             --------           --------           --------

INVESTING ACTIVITIES

          Net cash used for investing activities                   --                 --                 --
                                                             --------           --------           --------

Cash increase during the period                                20,750             (6,675)            21,670

Cash beginning of the period                                      920              9,230                 --
                                                             --------           --------           --------

Cash end of the period                                       $ 21,670           $  2,555           $ 21,670
                                                             ========           ========           ========

Redstone Literary Agents, Inc.
Notes to Financial Statements
September 30, 2012
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $26,430 as at September 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

At September 30, 2012, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Redstone Literary Agents, Inc.
Notes to Financial Statements
September 30, 2012
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

As of September 30, 2012, the Company has issued 3,000,000 shares of common stock for total cash proceeds of $15,000. At September 30, 2012 there were no outstanding stock options or warrants.

4. INCOME TAXES

As of September 30, 2012, the Company had net operating loss carry forwards of approximately $26,430 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date. At September 30, 2012, we had cash on hand of $21,670 and 38,100 in outstanding liabilities.

We had revenue of $3,750 and $0 for the three months ended September 30, 2012 and 2011, respectively. We incurred operating expenses of $6,829 and $3,881 for the three months ended September 30, 2012 and 2011, respectively. These expenses consisted of general and administrative expenses.

We had revenue of $3,750 and $0 for the nine months ended September 30, 2012 and 2011, respectively. We incurred operating expenses of $16,100 and $11,675 for the nine months ended September 30, 2012 and 2011, respectively. These expenses consisted of general and administrative expenses.

We received our initial funding of $15,000 through the sale of common stock to Mary Wolf, our CEO, who purchased 3,000,000 shares of our common stock at $0.005 per share on July 20, 2010, the investment by the existing stockholder includes a subscription receivable of $5,000. From inception until the date of this filing we have had no operating activities. Our financial statements from inception (July 20, 2010) through June 30, 2012 report no revenues and net losses of $26,430.

The following table provides selected financial data about our company for the period ended September 30, 2012:

               Balance Sheet Data:                     09/30/12
               -------------------                     --------

               Cash                                    $ 21,670
               Total assets                            $ 21,670
               Total liabilities                       $ 38,100
               Shareholders' equity                    $(16,430)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $21,670 cash in the bank which comprises our total assets. Management believes that the current cash is not sufficient to fund operations for the next twelve months if we are able to carry out our full plan of operations.

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
                                                       =======

The milestones for the next twelve months are:

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 21, 2012.

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

                                     Redstone Literary, Inc., Registrant
November 21, 2012

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