Form 10-K
period 2012-12-31
RedStone Literary Agents, Inc.
filed 2013-04-01
CIK 1515139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Non-accelerated filer [ ]                          Accelerated filer [ ]
Large accelerated filer [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 20, 2013, the registrant had 6,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of April 1, 2013.

                         REDSTONE LITERARY AGENTS, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        7
Item 2.  Properties                                                          9
Item 3.  Legal Proceedings                                                   9
Item 4.  Mine Safety Disclosures                                             9

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   9
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Plan of Operation                                              10
Item 8.  Financial Statements                                               16
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           24
Item 9A. Controls and Procedures                                            24

                                    Part III

Item 10. Directors and Executive Officers                                   26
Item 11. Executive Compensation                                             27
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    28
Item 13. Certain Relationships and Related Transactions and
         Director Independence                                              29
Item 14. Principal Accounting Fees and Services                             30

                                     Part IV

Item 15. Exhibits                                                           31

Signatures                                                                  31

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

During 2011 the Company filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission to register a total of 3,000,000 shares of common stock for sale at a fixed price of $0.015 per share. The Registration Statement was declared effective on January 27, 2012. During the year ended December 31, 2012 the Company completed the offering for funding of $45,000.

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

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We also make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

                       RISKS ASSOCIATED WITH OUR BUSINESS

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, HAVE GENERATED LIMITED REVENUES AND LACK AN OPERATING HISTORY, AN INVESTMENT IN THE SHARES OFFERED HEREIN IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

Our company was incorporated on July 20, 2010; we have only recently commenced our business operations; and we have realized only $11,150 in revenues. We have no operating history upon which an evaluation of our future prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the highly competitive literary agent industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to attract and retain writers to represent and get their work edited and to market for publishing, while keeping costs to a minimum. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

WE DO NOT YET HAVE ANY SUBSTANTIAL ASSETS AND ARE DEPENDENT UPON THE PROCEEDS OF OUR RECENT OFFERING TO FULLY FUND OUR BUSINESS.

The only cash currently available is the cash paid by our founder for the acquisition of her shares and the funds raised by our recent offering. If we are unable to continue to generate revenue from operations, there can be no assurance that we would be able to raise any additional funding to remain in business. Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

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

COMPETITION IN THE LITERARY INDUSTRY IS FIERCE. IF WE CAN NOT SUCCESSFULLY COMPETE, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

The literary publishing industry is intensely competitive and fragmented. We compete against a large number of well-established companies with greater product and name recognition and with substantially greater financial, marketing and distribution capabilities than ours, as well as against a large number of small specialty producers. Our competitors include, by way of example, Wiley Books, Fitzhenry Whiteside, Simon and Schuster and other well known and respected publishers. There can be no assurance that we can compete successfully in this complex and changing market. If we can not, our business will be adversely affected.

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

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE. WITHOUT CONTINUED REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

We plan to contact a market maker to have the market maker file an application on our behalf in order to make a market for our common stock and have the shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

MARY WOLF, A COMPANY DIRECTOR, BENEFICIALLY OWNS 50% OF OUR OUTSTANDING SHARES OF COMMON STOCK. IF SHE CHOOSES TO SELL HER SHARES IN THE FUTURE IT MAY HAVE AN ADVERSE EFFECT OF THE PRICE OF OUR STOCK.

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

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No public market currently exists for shares of our common stock. Now that we have completed our recent offering, we intend to contact a market maker and have them file an application on our behalf for quotation of the shares on the Over-the-Counter Bulletin Board. We estimate this process to take 3 to 6 months to complete. As of the date of this filing, there have been no discussions or understandings between RLA and anyone acting on our behalf, with any market maker regarding participation in a future trading market for our securities.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended December 31, 2012.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We are still in our development stage. We generated $11,150 in sales during the year ended December 31, 2012. There were no sales for the year ended December 31, 2011. We incurred operating expenses of $13,292 and $13,310 for the years ended December 31, 2012 and 2011, respectively. These expenses consisted of general and administrative expenses. At December 31, 2012, we had cash on hand of $41,789 and $9,161 in outstanding liabilities.

We received our initial funding of $15,000 through the sale of common stock to Mary Wolf, our CEO, who purchased 3,000,000 shares of our common stock at $0.005 per share on July 20, 2010, the investment by the existing stockholder includes a subscription receivable of $5,000. During the year ended December 31, 2013 we completed an offering of 3,000,000 shares at a price of $0.015 per share for proceeds of $45,000. Our financial statements from inception (July 20, 2010) through December 31, 2012 report $11,150 in revenues and net losses of $27,372.

The following table provides selected financial data about our company for the period from the date of incorporation through December 31, 2012 and 2011.

            Balance Sheet Data:           12/31/12          12/31/11
            -------------------           --------          --------
            Cash                          $ 41,789          $    920
            Total assets                  $ 41,789          $    920
            Total liabilities             $  9,161          $  5,000
            Shareholders' equity          $ 32,628          $ (4,080)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

Liquidity and Capital Resources

We currently have $41,789 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to fund operations for the next twelve months. Our director has verbally agreed to advance funds as needed. While she has agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

PLAN OF OPERATION

The following criteria for the milestones are based on estimates derived from research and marketing data accumulated by our director. They are estimates only. The following chart outlines how we plan to use the proceeds from the offering over the next 12 months.

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
                                                                =======

The milestones for the twelve months following funding are:

FIRST QUARTER - JANUARY-MARCH 2013

We produced and executed contracts with the two authors who have asked us to work with them in editing book outlines and direct the creation of manuscripts in order to commercialize a publishing contract. We completed and set up a social media account for RedStone Literary Agents LLC on Twitter.

Clients First was already working with a Publisher but asked that we provided publishing support for advance copies to secure the New York Bestseller listing at launch which was October 2012. It did in fact reach the best seller list. Social media accounts were also created for the book in order to secure more awareness for post launch efforts.

The second contract also had a Publisher but requested media relations support and social media support for the author in Canada and USA. The Alzheimer's Prevention Cookbook and a website for Marwansabbaghmd.com was created to assist in the procurement of media and social media postings. Twitter was also created for him and is currently being maintained by a consultant we hired to assist us who has public relations and social media experience in both countries.

Author bios were completed as well as headshots and chapter outlines for each author. The Website for the company is on hold until more authors are secured for promotion. Social media seems to be a very effective tool to promote these authors and increase sales of books. That said, it is a strategy we would like to continue pursuing. We will also secured a freelance editor to work with each author to complete chapter outlines and synopsis of book.

In addition, began researching literary shows to attend in order to bid publishing deals. These shows will also serve as a vehicle to secure additional representation of other up and coming authors. We will investigate industry groups to subscribe to like the Association of Authors Representatives Inc. We hired a Publicist to give Authors advance promotion and she is also as stated above assisting with social media awareness. If resources are available, it would be strategic to attend Book Expo America in New York (May 23-26). We believe the Book Expo will show us the leading genres that book publishers are currently sourcing. As well, other agents will be looking for some other regional agents to assist with PR and also speaking engagements for new releases. If funding is not available we will find another similar trade show to attend later in the year.

(Estimated expenses: Advertising and Marketing $4,000, Website Design $4,000, Accounting, Auditing & Legal $2,500, Office & Administration $1,500, Working Capital $1,250 - Total $13,250)

SECOND QUARTER - APRIL - JUNE 2013

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

THIRD QUARTER - JULY - SEPTEMBER 2013

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

FOURTH QUARTER - OCTOBER - DECEMBER 2013

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Redstone Literary Agents, Inc.
Phoenix, Arizona

I have audited the accompanying balance sheets of Redstone Literary Agents, Inc. (a development stage company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2012 and 2011, and for the period from July 20, 2010
(inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redstone Literary Agents, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and for the period from July 20, 2010 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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


Aurora, Colorado                            /s/ Ronald R. Chadwick, P.C.
February 11, 2013                           ------------------------------------
                                            RONALD R. CHADWICK, P.C.

Redstone Literary Agents, Inc.
Balance Sheets
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                            December 31,       December 31,
                                                                                2012               2011
                                                                              --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                        $ 41,789           $    920
                                                                              --------           --------

TOTAL ASSTS                                                                   $ 41,789           $    920
                                                                              ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loans from related parties                                                  $  9,161           $  5,000
                                                                              --------           --------
TOTAL CURRENT LIABILITIES                                                        9,161              5,000
                                                                              --------           --------
STOCKHOLDERS' EQUITY
  Capital stock
    Authorized 75,000,000 ordinary voting shares at $0.001 per share
    Issued and outstanding:
      6,000,000 common shares at par  value (3,000,000
       common shares as of December 31, 2011)                                    6,000              3,000
  Additional paid in capital                                                    54,000             12,000
  Share subscription receivable                                                     --             (5,000)
                                                                              --------           --------
                                                                                60,000             10,000
                                                                              --------           --------
Deficit accumulated during the development stage                               (27,372)           (14,080)
                                                                              --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                      32,628             (4,080)
                                                                              --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 41,789           $    920
                                                                              ========           ========


                        See Notes To Financial Statements

Approved on behalf of the board

_______________________________, Director

_______________________________, Director

Redstone Literary Agents, Inc.
Statements of Income
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                       Accumulated
                                                                                      From Inception
                                                                                         Date of
                                                  Year Ended        Year Ended       July 20, 2010 to
                                                  December 31,      December 31,       December 31,
                                                      2012              2011               2012
                                                   ----------        ----------         ----------
SALES                                              $   11,150        $       --         $   11,150

GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                               376               292                729
  Consulting fees                                      11,180                --             11,180
  Professional fees                                     9,250             8,200             17,450
  Office expenses                                       3,636             4,818              9,163
                                                   ----------        ----------         ----------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES              24,442            13,310             38,522
                                                   ----------        ----------         ----------

NET LOSS                                           $  (13,292)       $  (13,310)        $  (27,372)
                                                   ==========        ==========         ==========
EARNINGS PER SHARE - BASIC AND DILUTED             $    (0.00)       $    (0.00)
                                                   ==========        ==========
WEIGHTED AVERAGE OUTSTANDING SHARES                 4,500,000         3,000,000
                                                   ==========        ==========


                        See Notes To Financial Statements

Redstone Literary Agents, Inc.
Statement of Stockholders' Equity
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                               Deficit
                                                                                             Accumulated    Total
                                    Price     Number of              Additional    Total      During the    Stock-
                                     Per       Common       Par       Paid-in     Capital    Development    holders'
                                    Share      Shares      Value      Capital      Stock        Stage       Equity
                                    -----      ------      -----      -------      -----        -----       ------
Balance, July 20, 2010                               --   $    --     $     --    $     --   $      --     $     --

July 20, 2010
  Subscribed for cash              $0.005     3,000,000     3,000       12,000      15,000          --       15,000
  Share subscription receivable                                                     (5,000)                  (5,000)

Net loss                                                                                          (770)        (770)
                                             ----------   -------     --------    --------   ---------     --------
Balance, December 31, 2010                    3,000,000     3,000       12,000      10,000        (770)       9,230

Net loss                                                                                       (13,310)     (13,310)
                                             ----------   -------     --------    --------   ---------     --------
Balance, December 31, 2011                    3,000,000     3,000       12,000      10,000     (14,080)      (4,080)

Subscribed for cash                 0.015     3,000,000     3,000       42,000      45,000                   45,000

Share subscription received                                                          5,000                    5,000

Net loss                                                                                       (13,292)     (13,292)
                                             ----------   -------     --------    --------   ---------     --------

Balance, December 31, 2012                   6,000,000    $ 6,000     $ 54,000    $ 60,000   $ (27,372)    $ 32,628
                                             ==========   =======     ========    ========   =========     ========


                       See Notes To Financial Statements

Redstone Literary Agents, Inc.
Statements of Cash Flows
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                               Accumulated
                                                                                              From Inception
                                                                                                 Date of
                                                         Year Ended         Year Ended       July 20, 2010 to
                                                         December 31,       December 31,       December 31,
                                                             2012               2011               2012
                                                           --------           --------           --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                                  $(13,292)          $(13,310)          $(27,372)
  Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities
     Changes in operating assets and liabilities                 --                 --                 --
                                                           --------           --------           --------
NET CASH (USED IN) OPERATING ACTIVITIES                     (13,292)           (13,310)           (27,372)
                                                           --------           --------           --------
FINANCING ACTIVITIES
  Loans from related party                                    4,161                 --              9,161
  Shares subscribed for cash                                 50,000              5,000             60,000
                                                           --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    54,161              5,000             69,161
                                                           --------           --------           --------

INVESTING ACTIVITIES                                             --                 --                 --
                                                           --------           --------           --------
NET CASH USED FOR INVESTING ACTIVITIES                           --                 --                 --
                                                           --------           --------           --------
Cash increase during the period                              40,869             (8,310)            41,789
Cash beginning of the period                                    920              9,230                 --
                                                           --------           --------           --------

CASH END OF THE PERIOD                                     $ 41,789           $    920           $ 41,789
                                                           ========           ========           ========


                       See Notes To Financial Statements

Redstone Literary Agents, Inc.
Notes to Financial Statements
December 31, 2012
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $27,372 as at December 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Redstone Literary Agents, Inc.
Notes to Financial Statements
December 31, 2012
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2012, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Earnings Per Share

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

Redstone Literary Agents, Inc.
Notes to Financial Statements
December 31, 2012
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

3. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

As of December 31, 2012, the Company has issued 6,000,000 shares of common stock for total cash proceeds of $60,000. At December 31, 2012 there were no outstanding stock options or warrants.

4. INCOME TAXES

As of December 31, 2012, the Company had net operating loss carry forwards of approximately $27,372 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. 5. RELATED PARTY TRANSACTIONS

At December 31, 2012 and 2011 the Company owed an officer $9,161 and $5,000 for working capital advances. The $9,161 owed at end 2012 includes $161 of interest accrued in 2012 at approximately 2% per annum.

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these financial statements and determined that there are no reportable subsequent events.

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

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012.

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

CHANGES IN INTERNAL CONTROLS

As of the end of the period covered by this report, there have been no changes in Redstone Literary Agents' internal controls over financial reporting during the year ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The name, age and title of our executive officers and directors are as follows:

Name and Address of Executive
Officer and/or Director           Age                Position
-----------------------           ---                --------
Mary Wolf                          53      CEO, President, Secretary, CFO,
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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Mary Wolf, CEO  2012     0          0          0            0          0             0            0          0
                2011     0          0          0            0          0             0            0          0
                2010     0          0          0            0          0             0            0          0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

As of December 31, 2012, the Company has a loan of $9,161 owing to Mary Wolf, the loan bears no interest rate, and has no term of repayment.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $5,500, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended December 31, 2012.

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-173164, at the SEC website at www.sec.gov:

Exhibit No.                        Description
-----------                        -----------
3.1           Articles of Incorporation*
3.2           Bylaws*
31.1          Certification pursuant to Rule 13a-14(a) under the Exchange Act of
              1934
31.2          Certification pursuant to Rule 13a-14(a) under the Exchange Act of
              1934
32.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101           Interactive data files pursuant to Rule 405 of Regulation S-T**

----------
**   To Be Filed By Amendment

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2013.

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

                                        Redstone Literary, Inc., Registrant
April 1, 2013

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