Form 10-Q
period 2013-03-31
RedStone Literary Agents, Inc.
filed 2013-05-15
CIK 1515139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Large accelerated filer [ ]                        Accelerated filer   [   ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

As of May 14, 2013, the registrant had 3,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of May 14, 2013.

ITEM 1. FINANCIAL STATEMENTS

Redstone Literary Agents, Inc.
Balance Sheets
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                            March 31         December 31
                                                                              2013               2012
                                                                            --------           --------
                                                                           (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $ 37,230           $ 41,789
                                                                            --------           --------

TOTAL ASSTS                                                                 $ 37,230           $ 41,789
                                                                            ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                  $     --           $     --
  Loans from related parties                                                   9,161              9,161
                                                                            --------           --------
TOTAL CURRENT LIABILITIES                                                      9,161              9,161

STOCKHOLDERS' EQUITY
  Capital stock
  Authorized 75,000,000 ordinary voting shares at $0.001 per share
  Issued and outstanding:
    6,000,000 common shares at par  value (3,000,000 common shares
    as of December 31, 2012)                                                   6,000              6,000
  Additional paid in capital                                                  54,000             54,000
  Share subscription receivable                                                   --                 --
                                                                            --------           --------
                                                                              60,000             60,000
Deficit accumulated during the development stage                             (31,931)           (27,372)
                                                                            --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                    28,069             32,628
                                                                            --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 37,230           $ 41,789
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


Approved on behalf of the board

_______________________________, Director

_______________________________, Director

Redstone Literary Agents, Inc.
Statements of Income
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                          Accumulated From
                                                  Three Months         Three Months      Inception Date of
                                                     Ended                Ended           July 20, 2010 to
                                                    March 31,            March 31,           March 31,
                                                      2013                 2012                 2013
                                                   ----------           ----------           ----------
SALES                                              $       --           $       --           $   11,150

GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                                51                   51                  780
  Consulting fees                                         450                  330               11,630
  Professional fees                                     3,250                4,000               20,700
  Filing and transfer fees                                808                   --                  808
  Office expenses                                          --                  420                9,163
                                                   ----------           ----------           ----------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES               4,559                4,801               43,081
                                                   ----------           ----------           ----------

Net loss                                           $   (4,559)          $   (4,801)          $  (31,931)
                                                   ==========           ==========           ==========
EARNINGS PER SHARE - BASIC AND DILUTED             $    (0.00)          $    (0.00)
                                                   ==========           ==========
WEIGHTED AVERAGE OUTSTANDING SHARES                 6,000,000            3,000,000
                                                   ==========           ==========

Redstone Literary Agents, Inc.
Statements of Cash Flows
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                  Accumulated
                                                                                                 From Inception
                                                            Three Months       Three Months         Date of
                                                               Ended              Ended         July 20, 2010 to
                                                              March 31,          March 31,          March 31,
                                                                2013               2012               2013
                                                              --------           --------           --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                                     $ (4,559)          $ (4,801)          $(31,931)
  Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities
  Changes in operating assets and liabilities
    Accounts payable                                                --                 --                 --
                                                              --------           --------           --------
           NET CASH (USED IN) OPERATING ACTIVITIES              (4,559)            (4,801)           (31,931)
                                                              --------           --------           --------

FINANCING ACTIVITIES
  Loans from related party                                          --                 --              9,161
  Shares subscribed for cash                                        --              4,000             60,000
                                                              --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                --              4,000             69,161
                                                              --------           --------           --------

INVESTING ACTIVITIES                                                --                 --                 --
                                                              --------           --------           --------
           NET CASH USED FOR INVESTING ACTIVITIES                   --                 --                 --
                                                              --------           --------           --------
Cash increase during the period                                 (4,559)              (801)            37,230
Cash beginning of the period                                    41,789                920                 --
                                                              --------           --------           --------

Cash end of the period                                        $ 37,230           $    119           $ 37,230
                                                              ========           ========           ========

Redstone Literary Agents, Inc.
Notes to Financial Statements
March 31, 2013
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $31,931 as at March 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

At March 31, 2013, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Redstone Literary Agents, Inc.
Notes to Financial Statements
March 31, 2013
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

As of March 31, 2013, the Company has issued 6,000,000 shares of common stock for total cash proceeds of $60,000. At March 31, 2013 there were no outstanding stock options or warrants.

4. INCOME TAXES

As of March 31, 2013, the Company had net operating loss carry forwards of approximately $31,931 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date of issuance of these financial statements and determined that thee are no reportable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date. At March 31, 2013, we had cash on hand of $37,230 and $9,161 in outstanding liabilities.

We had no revenue for the three months ended March 31, 2013 and 2012, respectively. We incurred operating expenses of $4,559 and $4,801 for the three months ended March 31, 2013 and 2012, respectively. These expenses consisted of general and administrative expenses.

We received our initial funding of $15,000 through the sale of common stock to Mary Wolf, our CEO, who purchased 3,000,000 shares of our common stock at $0.005 per share on July 20, 2010, the investment by the existing stockholder includes a subscription receivable of $5,000. During the year ended December 31, 2013 we completed an offering of 3,000,000 shares at a price of $0.015 per share for proceeds of $45,000. Our financial statements from inception (July 20, 2010) through March 31, 2013 report $11,150 in revenues and net losses of $31,931.

The following table provides selected financial data about our company for the period ended March 31, 2013:

                     Balance Sheet Data:           03/31/13
                     -------------------           --------
                     Cash                          $37,230
                     Total assets                  $37,230
                     Total liabilities             $ 9,161
                     Shareholders' equity          $28,069

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $37,230 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to fund operations for the next twelve months.

We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

PLAN OF OPERATION

The following criteria for the milestones are based on estimates derived from research and marketing data accumulated by our director. They are estimates only. The following chart outlines how we plan to use the proceeds from our recent offering.

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

Chapter outlines and book manuscripts should be completed for both authors represented. A campaign will also take place to continue to secure additional authors. This will be an ongoing task to keep feelers out to prospective authors looking to publish his or her work. We need to launch a networking strategy in order to find places which RedStone can make contact with more publishers and editors. These include conferences, workshops, seminars both online and in person. As a backup we also need to plan a strategy for self-publishing that would include an investor package for funding.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

----------
**   To be provided by Amendment

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2013.

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

                                        Redstone Literary, Inc., Registrant
May 14, 2013

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