Form 10-Q
period 2013-06-30
RedStone Literary Agents, Inc.
filed 2013-08-14
CIK 1515139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

                                 (602) 867-0160
                     (Telephone number, including area code)

                             Mary S. Wolf, President
                          Redstone Literary Agents Inc.
                            1842 E Campo Bello Drive
                                Phoenix, AZ 85022
                Telephone (602) 867-0160 Facsimile (602) 865-7313
            (Name, address and telephone number of agent for service)

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

Large accelerated filer [ ]                        Accelerated filer   [   ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

As of July 31, 2013, the registrant had 3,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 14, 2013.

ITEM 1. FINANCIAL STATEMENTS

Redstone Literary Agents, Inc.
Balance Sheets
(A Development Stage Company)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                             June 30,          December 31,
                                                                               2013               2012
                                                                             --------           --------
                                                                           (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                       $ 33,959           $ 41,789
                                                                             --------           --------

TOTAL ASSTS                                                                  $ 33,959           $ 41,789
                                                                             ========           ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                   $     --           $     --
  Loans from related parties                                                    9,161              9,161
                                                                             --------           --------

TOTAL CURRENT LIABILITIES                                                       9,161              9,161
                                                                             --------           --------
STOCKHOLDERS' EQUITY
  Capital stock
   Authorized 75,000,000 ordinary voting shares at $0.001 per share
   Issued and outstanding:
    6,000,000 common shares at par  value                                       6,000              6,000
  Additional paid in capital                                                   54,000             54,000
  Share subscription receivable                                                    --                 --
                                                                             --------           --------
                                                                               60,000             60,000
  Deficit accumulated during the development stage                            (35,202)           (27,372)
                                                                             --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                     24,798             32,628
                                                                             --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 33,959           $ 41,789
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


Approved on behalf of the board

_______________________________, Director

_______________________________, Director

Redstone Literary Agents, Inc.
Statements of Income
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                            Accumulated
                                                                                                          From Inception
                                             Six Months     Six Months     Three Months    Three Months      Date of
                                               Ended          Ended           Ended           Ended       July 20, 2010 to
                                              June 30,       June 30,        June 30,        June 30,        June 30,
                                                2013           2012            2013            2012            2013
                                             ----------     ----------      ----------      ----------      ----------
SALES                                        $       --     $       --      $       --      $       --      $   11,150

GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                         102            147              51              96             831
  Consulting fees                                   700          1,350             250           1,020          11,880
  Professional fees                               4,750          6,250           1,500           2,250          22,200
  Filing and transfer fees                        1,953             --           1,145              --           1,953
  Office expenses                                   325          1,524             325           1,104           9,488
                                             ----------     ----------      ----------      ----------      ----------
Total general and administrative expenses         7,830          9,271           3,271           4,470          46,352
                                             ----------     ----------      ----------      ----------      ----------

Net loss                                     $   (7,830)    $   (9,271)     $   (3,271)     $   (4,470)     $  (35,202)
                                             ==========     ==========      ==========      ==========      ==========

EARNINGS PER SHARE - BASIC AND DILUTED       $    (0.00)    $    (0.00)     $    (0.00)     $    (0.00)
                                             ==========     ==========      ==========      ==========

WEIGHTED AVERAGE OUTSTANDING SHARES           6,000,000      6,000,000       6,000,000       3,000,000
                                             ==========     ==========      ==========      ==========

Redstone Literary Agents, Inc.
Statements of Cash Flows
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                               Accumulated
                                                                                                             From Inception
                                                  Six Months    Six Months    Three Months    Three Months      Date of
                                                    Ended         Ended          Ended           Ended       July 20, 2010 to
                                                   June 30,      June 30,       June 30,        June 30,        June 30,
                                                     2013          2012           2013            2012            2013
                                                   --------      --------       --------        --------        --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                          $ (7,830)     $ (9,271)      $ (3,271)       $ (4,470)       $(35,202)
  Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities

  Changes in operating assets and liabilities
    Accounts payable                                     --            --             --              --              --
                                                   --------      --------       --------        --------        --------
      Net cash (used in) operating activities        (7,830)       (9,271)        (3,271)         (4,470)        (35,202)
                                                   --------      --------       --------        --------        --------
FINANCING ACTIVITIES
  Loans from related party                               --        13,300             --           9,300           9,161
  Shares subscribed for cash                             --            --             --              --          60,000
                                                   --------      --------       --------        --------        --------
      Net cash provided by financing activities          --        13,300             --           9,300          69,161
                                                   --------      --------       --------        --------        --------

INVESTING ACTIVITIES                                     --            --             --              --              --
                                                   --------      --------       --------        --------        --------
      Net cash used for investing activities             --            --             --              --              --
                                                   --------      --------       --------        --------        --------

Cash increase during the period                       7,830         4,029         (3,271)          4,830          33,959
Cash beginning of the period                         41,789           920         37,230             119              --
                                                   --------      --------       --------        --------        --------

Cash end of the period                             $ 33,959      $  4,949       $ 33,959        $  4,949        $ 33,959
                                                   ========      ========       ========        ========        ========

Redstone Literary Agents, Inc.
Notes to Financial Statements
June 30, 2013
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $35,202 as at June 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

At June 30, 2013, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Redstone Literary Agents, Inc.
Notes to Financial Statements
June 30, 2013
(A Development Stage Company)
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

As of June 30, 2013, the Company has issued 6,000,000 shares of common stock for total cash proceeds of $60,000. At June 30, 2013 there were no outstanding stock options or warrants.

4. INCOME TAXES

As of June 30, 2013, the Company had net operating loss carry forwards of approximately $35,202 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date. At June 30, 2013, we had cash on hand of $33,959 and $9,161 in outstanding liabilities.

We had no revenue for the three months ended June 30, 2013 and 2012, respectively. We incurred operating expenses of $3,271 and $4,470 for the three months ended June 30, 2013 and 2012, respectively. These expenses consisted of general and administrative expenses.

We had no revenue for the six months ended June 30, 2013 and 2012, respectively. We incurred operating expenses of $7,830 and $9,271 for the six months ended June 30, 2013 and 2012, respectively. These expenses consisted of general and administrative expenses.

We received our initial funding of $15,000 through the sale of common stock to Mary Wolf, our CEO, who purchased 3,000,000 shares of our common stock at $0.005 per share on July 20, 2010, the investment by the existing stockholder includes a subscription receivable of $5,000. During the year ended December 31, 2013 we completed an offering of 3,000,000 shares at a price of $0.015 per share for proceeds of $45,000. Our financial statements from inception (July 20, 2010) through June 30, 2013 report $11,150 in revenues and net losses of $35,202.

The following table provides selected financial data about our company for the period ended June 30, 2013:

                     Balance Sheet Data:           06/30/13
                     -------------------           --------

                     Cash                          $33,959
                     Total assets                  $33,959
                     Total liabilities             $ 9,161
                     Shareholders' equity          $24,798

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $33,959 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to fund operations for the next twelve months.

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

FIRST QUARTER - JANUARY - MARCH 2013

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

SECOND QUARTER - APRIL - JUNE 2013

Resources are have been limited to hire a part time assistant who would be responsible for many aspects of our operation, from administration to book title procurement. A book selling strategy is being explored to find the right publisher in order to negotiate successful publishing deals. may involve editing its content and HTML and associated coding to both increase its relevance to specific keywords and to remove barriers to the indexing activities of search engines.

If an author is looking for a literary agent it is likely that they will either look for this via contacts in the industry or through conducting a search on the internet. A SEO campaign would assist RedStone in attracting incremental business.

THIRD QUARTER - JULY - SEPTEMBER 2013

We will engage in a search engine optimization campaign to assist us with awareness for our authors. Search engine optimization (SEO) is the process of improving the visibility of a website or a web page in search engines via the "natural" or un-paid search results. In general, the earlier (or higher on the page), and more frequently a site appears in the search results list, the more visitors it will receive from the search engine's users. As an Internet marketing strategy, SEO considers how search engines work, what people search for, the actual search terms typed into search engines and which search engines are preferred by their targeted audience. Optimizing a website for author procurement. A content write will be secured.

We are going to be actively looking for authors to procure literary representation.

(Estimated expenses: Advertising and Marketing $10,000, Accounting, Auditing & Legal $2,500, Office & Administration $2,000, Working Capital $1,250 - Total $15,750)

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 31, 2013.

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

                                        Redstone Literary, Inc., Registrant
August 14, 2013

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