Form 10-K
period 2013-12-31
RedStone Literary Agents, Inc.
filed 2014-04-10
CIK 1515139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 8, 2014, the registrant had 6,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of April 8, 2014.

                         REDSTONE LITERARY AGENTS, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        7
Item 2.  Properties                                                          9
Item 3.  Legal Proceedings                                                   9
Item 4.  Mine Safety Disclosures                                             9

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   9
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Plan of Operation                                              11
Item 8.  Financial Statements                                               16
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           25
Item 9A. Controls and Procedures                                            25

                                    Part III

Item 10. Directors and Executive Officers                                   27
Item 11. Executive Compensation                                             28
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    29
Item 13. Certain Relationships and Related Transactions and
         Director Independence                                              30
Item 14. Principal Accounting Fees and Services                             31

                                     Part IV

Item 15. Exhibits                                                           32

Signatures                                                                  32

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

ITEM 1. BUSINESS

GENERAL INFORMATION ABOUT OUR COMPANY

EXECUTIVE SUMMARY

RedStone Literary Agents Inc. ("RLA", "the Company", "we', us" or "our") was incorporated in Nevada on July 20, 2010 and is considered a development stage company. At that time Mary Wolf was appointed Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer and Director. The Board voted to seek capital and begin development of our business plan. We received our initial funding of $15,000 through the sale of common stock to Mary Wolf who purchased 3,000,000 shares of our Common Stock at $0.005 per share on July 20, 2010.

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

Our Company was incorporated on July 20, 2010; we have only recently commenced our business operations; and we have realized only $11,150 in revenues. We have a limited operating history upon which an evaluation of our future prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the highly competitive literary agent industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to attract and retain writers to represent and get their work edited and to market for publishing, while keeping costs to a minimum. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing additional revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares in the company.

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

Our shares are listed for quotation on the OTC Electronic Bulletin Board. To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for investors to resell their shares.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended December 31, 2013.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2012

REVENUE

We generated no sales in the twelve months ended December 31, 2013 (2012 - $11,150) reflecting the fact that we are a development stage business.

GENERAL AND ADMINISTRATIVE EXPENSES

We incurred operating expenses of $18,590 and $24,442 for the years ended December 31, 2013 and 2012, respectively. These expenses consisted principally of professional, consulting and filing fees.

LOSSES

We incurred losses of $18,590 and $13, 292 for the twelve month periods ended December 31, 2013 and 2012, respectively, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The following table provides selected financial data about our Company as at December 31, 2013 and 2012.

             Balance Sheet Data:           12/31/13          12/31/12
             -------------------           --------          --------

             Cash                          $23,665           $41,789
             Total assets                  $23,665           $41,789
             Total liabilities             $ 9,627           $ 9,161
             Shareholders' equity          $14,038           $32,628

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

CASH FLOW FOR TWELVE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2012

OPERATING ACTIVITIES

During the twelve months ended December 31, 2013 we used $18,124 in operating activities compared to $13,131 during the twelve months ended December 31, 2012. The movement in operating cash used between the two periods is broadly in line with movement in loss incurred by the Company between the two periods.

INVESTING ACTIVITIES

The Company neither used, nor generated, funds from investing activities during the twelve months ended December 31, 2013 or 2012.

FINANCING ACTIVITIES

During the twelve months ended December 31, 2013 we generated $0 from financing activities, compared to $54,000 during the twelve months ended December 31, 2012. During the twelve months ended December 31, 2012 we received $50,000 from the sale of shares of our common stock and $4,000 by way of a loan from a related party.

PLAN OF OPERATION

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

FOURTH QUARTER - OCTOBER - DECEMBER 2013

Meetings took place with a few members of the medical community to procure additional authors. We continued to communicate with various potential authors via phone and by meeting in person. This effort is necessary as the economy seems to have picked up in various areas. As we procure more authors the process of going from outlines, edit and manuscript rotate with networking and PR support. "Dr. XYZ will be having a seminar at location AA and it is open to the public." Typically speaking events result in increased awareness and incremental book sales. Books would also be on sale at the seminar.

FIRST QUARTER - JANUARY - MARCH 2014

Our PR representative is continuing to meet with physicians to procure first time author opportunities. The company also assisted a concierge medical group with some publishing opportunities. We are meeting with another large medical group in New York in the middle of March to talk about how we can assist them with publishing opportunities for their new division which will require some copywriting, publishing and media communications.

SECOND QUARTER - APRIL - JUNE 2014

If the above contract is secured then this will assist the company with cash flow and give more exposure to our copywriting and publishing experience. We are also proposing to assist the medical community with copywriting for their on and offline domains to create e-zines that are a few to 125 pages.

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

Competition in the literary industry is fierce. If we cannot successfully compete, our business may be adversely affected. If we are able to establish our business we will compete against a large number of well-established companies with greater product and name recognition and with substantially greater financial, marketing and distribution capabilities than ours, as well as against a large number of small specialty producers. There can be no assurance that we can compete successfully in this complex and changing market.

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

To become profitable and competitive, we must implement our business plan and generate revenue. We believe that our current funds will allow us to operate for one year.

ITEM 8. FINANCIAL STATEMENTS

                       [LETTERHEAD OF CUTLER & CO., LLC]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
1842 E Campo Bello Drive
Phoenix, AZ 85022

We have audited the accompanying balance sheets of Redstone Literary Agents, Inc. as of December 31, 2013 and the related statement of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2012 and for the year ended December 31, 2012 and the period from July 20, 2010 (Inception) to December 31, 2012 were audited by another auditor who expressed an unqualified opinion on February 11, 2013.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Literary Agents, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered losses from operations since Inception (July 20, 2010) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ Cutler & Co., LLC
Arvada, Colorado                             ---------------------------------
March 28, 2014

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Redstone Literary Agents, Inc.
Phoenix, Arizona

I have audited the accompanying balance sheet of Redstone Literary Agents, Inc. (a development stage company) as of December 31, 2012, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2012, and for the period from July 20, 2010 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redstone Literary Agents, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, and for the period from July 20, 2010 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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
                                            RONALD R. CHADWICK, P.C.

                         Redstone Literary Agents, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                    (Audited)
--------------------------------------------------------------------------------

                                                                       December 31,       December 31,
                                                                           2013               2012
                                                                         --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash & Cash Equivalents                                                $ 23,665           $ 41,789
                                                                         --------           --------

      TOTAL ASSETS                                                       $ 23,665           $ 41,789
                                                                         ========           ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                       $    100           $     --
  Loans from related party                                                  9,527              9,161
                                                                         --------           --------

      TOTAL LIABILITIES                                                     9,627              9,161
                                                                         --------           --------
STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 75,000,000 shares authorized;
   6,000,000 shares issued and outstanding:                                 6,000              6,000
  Additional paid-in-capital                                               54,000             54,000
  Deficit accumulated during the development stage                        (45,962)           (27,372)
                                                                         --------           --------

      TOTAL STOCKHOLDERS' EQUITY                                           14,038             32,628
                                                                         --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 23,665           $ 41,789
                                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

                         Redstone Literary Agents, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                    (Audited)
--------------------------------------------------------------------------------

                                                                                       For the Period
                                                                                       from Inception
                                               Year Ended           Year Ended       (July 20, 2010) to
                                               December 31,         December 31,         December 31,
                                                  2013                 2012                 2013
                                               ----------           ----------           ----------
SALES                                          $       --           $   11,150           $   11,150

GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                           570                  376                1,299
  Consulting fees                                   1,200               11,180               12,380
  Professional fees                                 7,750                9,250               25,200
  Filing and transfer fees                          8,656                   --                8,656
  Office expenses                                     414                3,636                9,577
                                               ----------           ----------           ----------
Total general and administrative expenses          18,590               24,442               57,112
                                               ----------           ----------           ----------

Net loss from operations                          (18,590)             (13,292)             (45,962)

Provision for taxes                                    --                   --                   --
                                               ----------           ----------           ----------

Net loss                                       $  (18,590)          $  (13,292)          $  (45,962)
                                               ==========           ==========           ==========

LOSS PER COMMON SHARE - BASIC AND DILUTED      $    (0.00)*         $    (0.00)*
                                               ==========           ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING BASIC AND DILUTED                  6,000,000            4,875,000
                                               ==========           ==========

----------
* denotes a loss of less than $(0.01) per share,


   The accompanying notes are an integral part of these financial statements.

                         Redstone Literary Agents, Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                                    (Audited)
--------------------------------------------------------------------------------

                                                                                            Deficit
                                                                                          Accumulated
                                                            Additional                     During the        Total
                                 Common                      Paid-in          Total       Development    Stockholders'
                                 Shares      Par Value       Capital         Capital         Stage          Equity
                                 ------      ---------       -------         -------         -----          ------
Subscribed for cash at $.05     3,000,000    $  3,000      $    12,000      $  15,000      $      --       $  15,000
 on July 20, 2010

Share subscription receivable          --          --               --         (5,000)            --          (5,000)

Net loss                               --          --               --             --           (770)           (770)
                                ---------    --------      -----------      ---------      ---------       ---------
BALANCE, DECEMBER 31, 2010      3,000,000       3,000           12,000         10,000           (770)          9,230

Net loss                               --          --               --             --        (13,310)        (13,310)
                                ---------    --------      -----------      ---------      ---------       ---------
BALANCE, DECEMBER 31, 2011      3,000,000       3,000           12,000         10,000        (14,080)         (4,080)

Subscribed for cash at $.015
 on January 27, 2012            3,000,000       3,000       (2,955,000)        45,000             --          45,000

Share subscription received            --          --               --          5,000             --           5,000

Net loss                               --          --               --             --        (13,292)        (13,292)
                                ---------    --------      -----------      ---------      ---------       ---------
BALANCE, DECEMBER 31, 2012      6,000,000       6,000           54,000         60,000        (27,372)         32,628

Net loss                               --          --               --             --        (18,590)        (18,590)
                                ---------    --------      -----------      ---------      ---------       ---------

BALANCE, DECEMBER 31, 2013      6,000,000    $  6,000      $    54,000      $  60,000      $ (45,962)      $  14,038
                                =========    ========      ===========      =========      =========       =========


   The accompanying notes are an integral part of these financial statements.

                         Redstone Literary Agents, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                    (Audited)
--------------------------------------------------------------------------------

                                                                                          For the Period
                                                                                          from Inception
                                                      Year Ended         Year Ended     (July 20, 2010) to
                                                      December 31,       December 31,       December 31,
                                                         2013               2012               2013
                                                       --------           --------           --------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                              $(18,590)          $(13,292)          $(45,962)
  Adjustments to reconcile net loss to net
   cash Provided by (used in) operating activities
  Changes in operating assets and liabilities
    Accrued Expenses                                        366                161                527
    Accounts payable                                        100                 --                100
                                                       --------           --------           --------
Net cash (used in) operating activities                 (18,124)           (13,131)           (45,335)

INVESTING ACTIVITIES                                         --                 --                 --
                                                       --------           --------           --------
Net cash used for investing activities                       --                 --                 --

FINANCING ACTIVITIES
  Loans from related party                                   --              4,000              9,000
  Shares subscribed for cash                                 --             50,000             60,000
                                                       --------           --------           --------
Net cash provided by financing activities                    --             54,000             69,000

Cash increase during the period                         (18,124)            40,869             23,665

Cash beginning of the period                             41,789                920                 --
                                                       --------           --------           --------

Cash end of the period                                 $ 23,665           $ 41,789           $ 23,665
                                                       ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                         Redstone Literary Agents, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2013
--------------------------------------------------------------------------------

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $45,962 as at December 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Development Stage Company

The Company is a development stage company in accordance with Financial Accounting Standards Codification ("ASC") 915 "DEVELOPMENT STAGE ENTITIES". Among the disclosures required as a development stage company are that our financial statements are identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclose activity since the date of our Inception (July 20, 2010) as a development stage company.

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

At December 31, 2013, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Impairment of Long-Lived Assets

The Company, when applicable, continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Financial Instruments

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. Accounting Standards Codification ("ASC") 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs which reflect a reporting entity's own assumptions about the assumptions that market participants would use for pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The recorded amounts of financial instruments, including cash equivalents and accounts payable, approximate their market values as of December 31, 2013.

Recent accounting pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe that the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Reclassifications

Certain amounts previously presented for prior periods have been reclassified. The reclassifications had no effect on net loss, total assets, or total shareholders' equity.

3. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

As of December 31, 2013, the Company has issued 6,000,000 shares of common stock for total cash proceeds of $60,000. At December 31, 2013 there were no outstanding stock options or warrants.

4. INCOME TAXES

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $45,962 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of December 31, 2013, the Company had a loan outstanding with the Company's shareholder in the amount of $9,527 of which $9,000 was principal and $527 interest. The loan bears interest at 4% per annum, is due on demand and is unsecured.

6. SUBSEQUENT EVENT

In accordance with ASC 855-10, "Subsequent Events" the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were available to be issued on April 8, 2014, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

On November 30, 2013, Redstone Literary Agents Inc. (the "Registrant") was informed by Ronald Chadwick, P.C. ("Ronald Chadwick") that it was terminating its services as the Registrant's independent registered public accounting firm. On January 30, 2014, the Registrant retained Cutler & Co., LLC ("Cutler & Co.") as its principal independent accountants.

We had no disagreements with either Ronald Chadwick or Cutler & Co. with respect to financial disclosure.

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

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013.

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

CHANGES IN INTERNAL CONTROLS

As of the end of the period covered by this report, there have been no changes in Redstone Literary Agents' internal controls over financial reporting during the year ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The name, age and title of our executive officers and directors are as follows:

Name and Address of Executive
Officer and/or Director           Age                Position
-----------------------           ---                --------
Mary Wolf                         54       CEO, President, Secretary, CFO,
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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Mary Wolf, CEO  2013     0          0          0            0          0             0            0          0
                2012     0          0          0            0          0             0            0          0
                2011     0          0          0            0          0             0            0          0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

                                                Amount and Nature     Percentage
                   Name and Address               of Beneficial       of Common
Title of Class    of Beneficial Owner               Ownership          Stock(1)
--------------    -------------------               ---------          --------
Common Stock      Mary Wolf, CEO                    3,000,000             50%
                  1842 E Campo Bello Drive           Direct
                  Phoenix, AZ 85022

Common Stock      Officers and/or directors         3,000,000             50%
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

Any sale of shares held by the existing stockholder (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance. Our principal shareholder does not have any plans to sell his shares at any time in the near future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

On July 20, 2010, the Company issued a total of 3,000,000 shares of common stock to Mary Wolf for cash at $0.005 per share for a total of $15,000.

As of December 31, 2013, the Company has a loan of $9,161 owing to Mary Wolf, the loan bears no interest rate, and has no term of repayment.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

We do not currently have an independent director serving on the Board of Directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $7,500, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended December 31, 2013.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 8, 2014.

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

                                        Redstone Literary, Inc., Registrant
April 8, 2014

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