Form 10-Q
period 2014-03-31
RedStone Literary Agents, Inc.
filed 2014-05-20
CIK 1515139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

As of May 1, 2014, the registrant had 6,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of May 20, 2014.

                         REDSTONE LITERARY AGENTS INC.
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets
As of March 31, 2014 (Unaudited) and December 31, 2013 (Audited)               3

Condensed Statements of Operations
For the three Month Periods Ended March 31, 2014 and 2013 and
the Period from Inception (July 20, 2010) Through March 31, 2014               4

Condensed Statements of Cash Flows
For the three Month Periods Ended March 31, 2014 and 2013 and
the Period from Inception (July 20, 2010) Through March 31, 2014               5

Condensed Statement of Movement in Stockholders' Deficit
For the period from Inception (July 20, 2010) Through March 31, 2014           6

Notes to Unaudited Financial Statements                                        7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             10

Item 3. Quantitative and Qualitative Disclosures About Market Risk            13

Item 4. Controls and Procedures                                               13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           15

Item 3. Defaults upon Senior Securities                                       15

Item 4. Mine Safety Disclosures                                               15

Item 5. Other Information                                                     15

SIGNATURES                                                                    16

                         Redstone Literary Agents, Inc.
                          (A Development Stage Company)
                            Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                   March 31, 2014       December 31, 2013
                                                                   --------------       -----------------
                                                                     (Unaudited)            (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash & cash equivalents                                             $  9,154              $ 23,665
                                                                      --------              --------
      Total current assets                                               9,154                23,665
                                                                      --------              --------

TOTAL ASSETS                                                          $  9,154              $ 23,665
                                                                      ========              ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                    $     --              $    100
  Loans from related party                                               9,622                 9,527
                                                                      --------              --------
      Total current liabilities                                          9,622                 9,627
                                                                      --------              --------

TOTAL LIABILITIES                                                        9,622                 9,627

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value, 75,000,000 shares authorized;
   6,000,000 shares issued and outstanding:                              6,000                 6,000
  Additional paid-in-capital                                            54,000                54,000
  Deficit accumulated during the development stage                     (60,468)              (45,962)
                                                                      --------              --------
      Total Stockholders' Equity (Deficit)                                (468)               14,038
                                                                      --------              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $  9,154              $ 23,665
                                                                      ========              ========

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                         Redstone Literary Agents, Inc.
                          (A Development Stage Company)
                        Condensed Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                           For the Period
                                                  Three Months         Three Months        from Inception
                                                     Ended                Ended          (July 20, 2010) to
                                                 March 31, 2014       March 31, 2013       March 31, 2014
                                                 --------------       --------------       --------------
REVENUE                                            $       --           $       --           $   11,150

GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges and interest                               155                   51                1,454
  Consulting fees                                         450                  450               12,830
  Professional fees                                     2,000                3,250               27,200
  Filing fees                                          11,901                  808               20,557
  Office expenses                                          --                   --                9,577
                                                   ----------           ----------           ----------
Total general and administrative expenses              14,506                4,559               71,618
                                                   ----------           ----------           ----------

Net loss from operations                              (14,506)              (4,559)             (71,618)

Provision for taxes                                        --                   --                   --
                                                   ----------           ----------           ----------

Net loss                                           $  (14,506)          $   (4,559)          $  (60,468)
                                                   ==========           ==========           ==========

LOSS PER COMMON SHARE - BASIC AND DILUTED          $    (0.00)*          $    (0.00)*
                                                   ==========           ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                    6,000,000            6,000,000
                                                   ==========           ==========

----------
* denotes a loss of less than $(0.01) per share.


                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                         Redstone Literary Agents, Inc.
        Condensed Statement of Changes in Stockholders' Equity (Deficit)
                          (A Development Stage Company)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                      Deficit       Total
                                                                                    Accumulated     Stock-
                                    Number of              Additional     Total     During the      holders'
                                     Common       Par       Paid-in      Capital    Development     Equity
                                     Shares      Value      Capital       Stock        Stage       (Deficit)
                                     ------      -----      -------       -----        -----       ---------
Balance, July 20, 2010
 (Inception) - audited
 Common Shares issued for cash
 at $0.005 on July 20, 2010        3,000,000    $ 3,000     $12,000     $ 15,000     $     --      $  15,000

Share subscription receivable             --         --          --       (5,000)          --         (5,000)

Net loss for the period                   --         --          --           --         (770)          (770)
                                   ---------    -------     -------     --------     --------      ---------
Balance, December 31, 2010 -
 audited                           3,000,000      3,000      12,000       10,000         (770)         9,230

Net loss for the year                     --         --          --           --      (13,310)       (13,310)
                                   ---------    -------     -------     --------     --------      ---------
Balance, December 31, 2011 -
 audited                           3,000,000      3,000      12,000       10,000      (14,080)        (4,080)

Common Shares issued for cash at
 $0.015 on January 27, 2012        3,000,000      3,000      42,000       45,000           --         45,000

Share subscription received               --         --          --        5,000           --          5,000

Net loss for the year                     --         --          --           --      (13,292)       (13,292)
                                   ---------    -------     -------     --------     --------      ---------
Balance, December 31, 2012 -
 audited                           6,000,000      6,000      54,000       60,000      (27,372)        32,628

Net loss for the year                     --         --          --      (18,590)     (18,590)
                                   ---------    -------     -------     --------     --------      ---------
Balance, December 31, 2013 -
audited                            6,000,000      6,000      54,000       60,000      (45,962)        14,038

Net loss for the period                   --         --          --           --      (14,506)       (14,506)
                                   ---------    -------     -------     --------     --------      ---------
Balance, March 31, 2014 -
 unaudited                         6,000,000    $ 6,000     $54,000     $ 60,000     $(60,468)     $    (468)
                                   =========    =======     =======     ========     ========      =========


                 The accompanying notes are an integral part of
                      these unaudited financial statements.

                         Redstone Literary Agents, Inc.
                       Condensed Statements of Cash Flows
                          (A Development Stage Company)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    For the Period
                                                           Three Months         Three Months        from Inception
                                                              Ended                Ended          (July 20, 2010) to
                                                          March 31, 2014       March 31, 2013       March 31, 2014
                                                          --------------       --------------       --------------
CASH DERIVED FROM (USED FOR) OPERATING ACTIVITIES
  Net loss for the period                                    $(14,506)            $ (4,559)            $(60,468)
  Changes in operating assets and liabilities
    Accounts payable                                             (100)                  --                   --
                                                             --------             --------             --------
Net cash (used in) operating activities                       (14,606)            $ (4,559)             (60,468)
                                                             --------             --------             --------
INVESTING ACTIVITIES

Net cash provided by (used in) investing activities                --                   --                   --
                                                             --------             --------             --------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                               --                   --               60,000
  Proceeds from loans from related party                           95                   --                9,622
                                                             --------             --------             --------
Net cash provided by financing activities                          95                   --               69,622
                                                             --------             --------             --------

Net changes in cash and equivalents                           (14,511)              (4,559)               9,154

Cash and equivalents at beginning of the period                23,665               41,789                   --
                                                             --------             --------             --------

Cash  and equivalents at end of the period                   $  9,154             $ 37,230             $  9,154
                                                             ========             ========             ========

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                         Redstone Literary Agents, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2014
                                   (Unaudited)
--------------------------------------------------------------------------------

1. NATURE AND CONTINUANCE OF OPERATIONS

Redstone Literary Agents, Inc. ("the Company") was incorporated under the laws of State of Nevada on July 20, 2010 (Inception) with an authorized share capital of 75,000,000 shares of common stock with a par value of $0.001. The Company's year-end is December 31. The Company is in the development stage of its publishing service business. .

GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since Inception resulting in an accumulated deficit of $60,468 as at March 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the private placement of shares of the Company's common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company in accordance with Financial Accounting Standards Codification ("ASC") 915 "DEVELOPMENT STAGE ENTITIES". Among the disclosures required as a development stage company are that our financial statements are identified as those of a development stage company and that the statements of operations, changes in stockholders' equity (deficit) and cash flows disclose activity since the date of our Inception (July 20, 2010) as a development stage company.

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

At March 31, 2014, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

2. Earning Per Share

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

The Company had no potential dilutive debt or equity instruments issued and outstanding during the three months ended March 31, 2014 or 2013 and accordingly basic loss per share and identical to diluted loss per share.

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

FINANCIAL INSTRUMENTS

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

The recorded amounts of financial instruments, including accounts payable and loans from related party approximate their market values as of March 31, 2014 because of the short maturity of these instruments.

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

As of March 31, 2014, the Company has issued 6,000,000 shares of common stock for total cash proceeds of $60,000.

At March 31, 2014, there were no outstanding stock options or warrants.

4. INCOME TAXES

As of March 31, 2014, the Company had net operating loss carry forwards of approximately $60,468 that may be available to reduce future years' taxable income, expiring 2030 through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

As of March 31, 2014, the Company had a loan outstanding with one of the Company's shareholders in the amount of $9,622 with a 4% annual interest rate. The loan is unsecured and due on demand.

6. SUBSEQUENT EVENT

In accordance with ASC 855-10, "Subsequent Events" the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were available to be issued on May 20, 2014, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

REVENUE

We had no revenue for the three months ended March 31, 2014 and 2013 reflecting our status as a development stage company.

OPERATING EXPENSES

We incurred operating expenses of $14,606 and $4,559 for the three months ended March 31, 2014 and 2013, respectively. The increase in operating expenses between the two periods related primarily to the increase in filing and transfer agent fees.

NET LOSS

We incurred a net loss of $14,506 and $4,559 for the three months ended March 31, 2014 and 2013, respectively, due to the factors discussed above.

The following table provides selected financial data about our company for the period ended March 31, 2014:

                 Balance Sheet Data:            March 31, 2014
                 -------------------            --------------

                 Cash                               $9,154
                 Total assets                       $9,154
                 Total liabilities                  $9,622
                 Shareholders' Deficit              $  468

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since Inception resulting in an accumulated deficit of $60,468 as at March 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the private placement of shares of the Company's common stock.

The following table provides selected financial data about our company for the period ended March 31, 2014:

                 Balance Sheet Data:            March 31, 2014
                 -------------------            --------------

                 Cash                               $9,154
                 Total assets                       $9,154
                 Total liabilities                  $9,622
                 Shareholders' Deficit              $  468

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

We currently have $9,154 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to fund operations for the next twelve months.

As of March 31, 2014, the Company had a loan outstanding with the Company's shareholder in the amount of $9,622, ($9,000 principal and $622 accrued interest). The loan bears an interest rate of 4%, due upon demand and unsecured.

We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

CASH FLOW INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

OPERATING ACTIVITIES

During the three months ended March 31, 2014 we used $14,606 in operating activities compared to $4,559 in the three months ended March 31, 2013. The increase between 2013 and 2014 primarily relates to the increase in net loss between the two periods.

INVESTING ACTIVITIES

During the three months ended March 31, 2014 and 2013 we neither generated, nor used, any funds firm investing activities.

FINANCING ACTIVITIES

During the three months ended March 31, 2014 we received $95 (2013 - $0) by way of loan from a related party.

PLAN OF OPERATION

The milestones for the next twelve months are:

APRIL - JUNE 2014

Our PR representative is continuing to meet with physicians to procure first time author opportunities. The company also assisted a concierge medical group with some publishing opportunities. We met with another large medical group in New York in the middle of March to talk about how we can assist them with publishing opportunities for their new division which will require some copywriting, publishing and media communications. If the above contract is secured then this will assist the company with cash flow and give more exposure to our copywriting and publishing experience. We are also proposing to assist the medical community with copywriting for their on and offline domains to create e-zines that are a few to 125 pages.

JULY - SEPTEMBER 2014

We will be doing research about upcoming book fairs. We need to also secure a few vendor events that are low cost for us to be able to exhibit our services. The month of August we will be on hiatus and there will be no operations actively being pursued.

OCTOBER - DECEMBER 2014

We are going to be working on draft transcripts for the authors we secured in June July and September. We will also be working with established authors to assist them in promoting their publications via marketing communications practices. This includes press releases and press tour management.

JANUARY - MARCH 2015

We hope to design and complete our Redstone app which will assist and give an easy link for our authors and our services. We also will be securing PR contracts for publishers and authors.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2014 or 2013 and, to the best of our knowledge; no legal proceedings are pending or threatened.

ITEM 2. CHANGES IN SECURITIES

There were no changes in our securities in the three months ended March 31, 2014 or 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

   31.2 Certification pursuant to Rule 13a-14(a) under the Exchange Act of 1934

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   101         Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2014.

                                       Redstone Literary, Inc., Registrant


                                       By: /s/ Mary S. Wolf
                                           -------------------------------------
                                           Mary S. Wolf, Director, President,
                                           Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       Redstone Literary, Inc., Registrant


May 20, 2014                           By: /s/ Mary S. Wolf
                                           -------------------------------------
                                           Mary S. Wolf, Director, President,
                                           Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer