Form 10-Q
period 2014-06-30
RedStone Literary Agents, Inc.
filed 2014-08-14
CIK 1515139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to ____________

                        Commission file number 000-55049


                          REDSTONE LITERARY AGENTS INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                                  N/A
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                             Identification No.

 1842 E Campo Bello Drive, Phoenix, AZ                              85022
(Address of principal executive offices)                          (Zip Code)

                                  602.867.0160
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,000,000 common shares issued and outstanding as at August 14, 2014.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements...........................................   3

     Item 2.Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  12

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.....  15

     Item 4. Controls and Procedures........................................  16

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings..............................................  16

     Item 1A. Risk Factors..................................................  16

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....  16

     Item 3. Defaults Upon Senior Securities................................  16

     Item 4. Mine Safety Disclosures........................................  17

     Item 5. Other Information..............................................  17

     Item 6. Exhibits.......................................................  17

SIGNATURES..................................................................  18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended June 30, 2014 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

                         Redstone Literary Agents, Inc.
                          (A Development Stage Company)
                            Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                         June 30,         December 31,
                                                                           2014               2013
                                                                         --------           --------
                                                                        (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash & Cash Equivalents                                                $    115           $ 23,665
                                                                         --------           --------
      Total Current Assets                                                    115             23,665
                                                                         --------           --------

TOTAL ASSETS                                                             $    115           $ 23,665
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loans from related party                                               $  9,717           $  9,527
                                                                         --------           --------
      Total Current Liabilities                                             9,717              9,527
                                                                         --------           --------

TOTAL LIABILITIES                                                           9,717              9,527

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value, 75,000,000 shares authorized;
   6,000,000 shares issued and outstanding:                                 6,000              6,000
  Additional paid-in-capital                                               54,000             54,000
  Deficit accumulated during the development stage                        (69,602)           (45,862)
                                                                         --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (9,602)            14,138
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $    115           $ 23,665
                                                                         ========           ========


              The accompanying notes are an integral part of these
                   condensed unaudited financial statements.

                         Redstone Literary Agents, Inc.
                          (A Development Stage Company)
                        Condensed Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                             Accumulated
                                                                                                           From Inception
                                        Six Months      Six Months      Three Months      Three Months        Date of
                                          Ended           Ended            Ended             Ended       (July 20, 2010) to
                                         June 30,        June 30,         June 30,          June 30,          June 30,
                                           2014            2013             2014              2013              2014
                                        ----------      ----------       ----------        ----------        ----------
REVENUE                                 $       --      $       --       $       --        $       --        $   11,150

OPERATING EXPENSES
  Bank charges                                 300             102              144                51             1,599
  Consulting fees                            3,600             700            3,150               250            15,980
  Professional fees                          4,750           4,750            2,750             1,500            29,950
  Filing and transfer fees                  15,090           1,953            3,090             1,145            23,646
  Office expenses                               --             325               --               325             9,577
                                        ----------      ----------       ----------        ----------        ----------
Total operating expenses                    23,740           7,830            9,134             3,271            80,752
                                        ----------      ----------       ----------        ----------        ----------
Net loss from operations                   (23,740)         (7,830)          (9,134)           (3,271)          (69,602)

Provision for taxes                             --              --               --                --                --
                                        ----------      ----------       ----------        ----------        ----------

Net loss                                $  (23,740)     $   (7,830)      $   (9,134)       $   (3,271)       $  (69,602)
                                        ==========      ==========       ==========        ==========        ==========

LOSS PER COMMON SHARE -
 BASIC AND DILUTED                      $    (0.00)*    $    (0.00)*     $    (0.00)*      $    (0.00)*
                                        ==========      ==========       ==========        ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING BASIC AND DILUTED    6,000,000       6,000,000        6,000,000         6,000,000
                                        ==========      ==========       ==========        ==========

----------
* denotes a loss of less than $(0.01) per share.


              The accompanying notes are an integral part of these
                   condensed unaudited financial statements.

                         Redstone Literary Agents, Inc.
          Condensed Statement of Changes Stockholders' Equity (Deficit)
                          (A Development Stage Company)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                      Deficit       Total
                                                                                    Accumulated     Stock-
                                    Number of              Additional     Total     During the      holders'
                                     Common       Par       Paid-in      Capital    Development     Equity
                                     Shares      Value      Capital       Stock        Stage       (Deficit)
                                     ------      -----      -------       -----        -----       ---------
Balance, July 20, 2010
 (Inception) - audited                    --    $    --     $    --     $     --     $     --      $      --
 Common Shares issued for cash
 at $0.005 on July 20, 2010        3,000,000    $ 3,000     $12,000     $ 15,000     $     --      $  15,000

Share subscription receivable             --         --          --       (5,000)          --         (5,000)

Net loss for the period                   --         --          --           --         (770)          (770)
                                   ---------    -------     -------     --------     --------      ---------
Balance, December 31, 2010 -
 audited                           3,000,000      3,000      12,000       10,000         (770)         9,230

Net loss for the year                     --         --          --           --      (13,310)       (13,310)
                                   ---------    -------     -------     --------     --------      ---------
Balance, December 31, 2011 -
 audited                           3,000,000      3,000      12,000       10,000      (14,080)        (4,080)

Common Shares issued for cash at
 $0.015 on January 27, 2012        3,000,000      3,000      42,000       45,000           --         45,000

Share subscription received               --         --          --        5,000           --          5,000

Net loss for the year                     --         --          --           --      (13,292)       (13,292)
                                   ---------    -------     -------     --------     --------      ---------
Balance, December 31, 2012 -
 audited                           6,000,000      6,000      54,000       60,000      (27,372)        32,628

Net loss for the year                     --         --          --           --      (18,490)       (18,490)
                                   ---------    -------     -------     --------     --------      ---------
Balance, December 31, 2013 -
audited                            6,000,000      6,000      54,000       60,000      (45,862)        14,138

Net loss for the period                   --         --          --           --      (23,740)       (23,740)
                                   ---------    -------     -------     --------     --------      ---------
Balance, June 30, 2014 -
 unaudited                         6,000,000    $ 6,000     $54,000     $ 60,000     $(69,602)     $  (9,602)
                                   =========    =======     =======     ========     ========      =========

              The accompanying notes are an integral part of these
                   condensed unaudited financial statements.

                         Redstone Literary Agents, Inc.
                       Condensed Statements of Cash Flows
                          (A Development Stage Company)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                              Accumulated
                                                                                            From Inception
                                                        Six Months         Six Months          Date of
                                                          Ended              Ended        (July 20, 2010) to
                                                         June 30,           June 30,           June 30,
                                                           2014               2013               2014
                                                         --------           --------           --------
OPERATING ACTIVITIES
  Net loss for the period                                $(23,740)          $ (7,830)          $(69,602)
  Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities
  Changes in operating assets and liabilities
    Loan for related party                                    190                 --                717
                                                         --------           --------           --------
Net cash (used in) operating activities                   (23,550)            (7,830)           (68,885)

INVESTING ACTIVITIES                                           --                 --                 --
                                                         --------           --------           --------
Net cash provided by (used in) investing activities            --                 --                 --

FINANCING ACTIVITIES
  Proceeds from sale of common stock                           --                 --             60,000
  Proceeds from loans from related party                       --                 --              9,000
                                                         --------           --------           --------

Net cash provided by financing activities                      --                 --             69,000

Net changes in cash and equivalents                       (23,550)            (7,830)               115

Cash and equivalents at beginning of the period            23,665             41,789                 --
                                                         --------           --------           --------

Cash  and equivalents at end of the period               $    115           $ 33,959           $    115
                                                         ========           ========           ========


              The accompanying notes are an integral part of these
                   condensed unaudited financial statements.

                         Redstone Literary Agents, Inc.
                          (A Development Stage Company)
                Notes to Condensed Unaudited Financial Statements
      For the Three and Six Month Periods Ended June 30, 2014 and 2013 and
           the Period from July 20, 2010 (Inception) to June 30, 2014
                                  (Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Redstone Literary Agents, Inc. ("the Company") was incorporated under the laws of State of Nevada, U.S. on July 20, 2010 ("Inception"), with an authorized capital of 75,000,000 common shares with a par value of $0.001. The Company's year end is the end of December. The Company is in the development stage of its publishing service business. During the period ended December 31, 2010, the Company commenced operations by issuing shares.

GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $69,602 as at June 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the information as part of the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 10, 2014.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification and among the additional disclosures required as a development stage company are that its financial statements were identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclosed activity since the date of its inception (July 20,2010) as a development stage company Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company, when applicable, continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company had no long-lived assets during the three and six month periods ended June 30, 2014 and 2013.

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

The Company's financial instruments consist of cash and loans from related parties. The recorded values of all these financial instruments approximate their current fair values because of the short term nature of these financial instruments.

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

At June 30, 2014, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

DIVIDENDS

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and six months ended June 30, 2014 and 2013.

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

(EARNINGS (LOSS) PER SHARE

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

The Company has no potential dilutive debt or equity instruments issued or outstanding during the three and six months ended June 30, 2014 or 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the new regulations relating to Development Stage Entities as discussed above

RECLASSIFICATIONS

Certain amounts previously presented for prior periods have been reclassified. The reclassifications had no effect on net loss, total assets, or total shareholders' equity.

3. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

As of June 30, 2014, the Company has issued 6,000,000 shares of common stock for total cash proceeds of $60,000.

No stock options were issued or outstanding during the three or six months ended June 30, 2014 or 2013.

4. INCOME TAXES

As of June 30, 2014, the Company had net operating loss carry forwards of approximately $69,602 that may be available to reduce future years' taxable income through 2030. This carry forward may be limited upon the consummation of a business combination under IRC Section 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

As of June 30, 2014, the Company had a loan outstanding with the Company's shareholder in the amount of $9,717 with a 4% annual interest rate.

6. SUBSEQUENT EVENTS

In preparing these financial statements, the Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were available to be issued on August 14, 2014, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2013

REVENUE

We had no revenue for the three months ended June 30, 2014 and 2013 reflecting our status as a development stage company.

OPERATING EXPENSES

We incurred operating expenses of $9,134 and $3,271 for the three months ended June 30, 2014 and 2013, respectively. The increase in operating expenses between the two periods related primarily to the increase in filing and transfer agent fees.

NET LOSS

We incurred a net loss of $9,134 and $3,271 for the three months ended June 30, 2014 and 2013, respectively, due to the factors discussed above.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

REVENUE

We had no revenue for the six months ended June 30, 2014 and 2013 reflecting our status as a development stage company.

OPERATING EXPENSES

We incurred operating expenses of $23,740 and $7,830 for the six months ended June 30, 2014 and 2013, respectively. The increase in operating expenses between the two periods related primarily to the increase in filing and transfer agent fees.

NET LOSS

We incurred a net loss of $23,740 and $7,830 for the six months ended June 30, 2014 and 2013, respectively, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

These financial statements have been prepared on a going concern basis which assumes that our company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $(69,602) as at June 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about our company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon our company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or other related parties or raising additional capital through equity or debt financings.

The following table provides selected financial data about our company for the period ended June 30, 2014:

               Balance Sheet Data             June 30, 2014
               ------------------             -------------

               Cash                             $   115
               Total assets                     $   115
               Total liabilities                $ 9,717
               Shareholders' Deficit            $(9,602)

As of June 30, 2014, our company had a loan outstanding with our of company's shareholders in the amount of $9,717. The loan bears an interest rate of 4%, due upon demand and unsecured.

We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

CASH FLOW INFORMATION FOR THE SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

OPERATING ACTIVITIES

During the six months ended June 30, 2014 we used $23,550 in operating activities compared to $7,830 in the six months ended June 30, 2013. The increase between 2013 and 2014 primarily relates to the increase in net loss between the two periods.

INVESTING ACTIVITIES

During the six months ended June 30, 2014 and 2013, we neither generated, nor used, any funds from investing activities.

FINANCING ACTIVITIES

During the six months ended June 30, 2014, we neither generated, nor used, any funds from financing activities.

CURRENT BUSINESS AND PLAN OF OPERATION

While we continue attempting to advance our current business of representing authors to publishers, we will be concurrently seeking other business opportunities with established business entities for the merger or other form of business combination with our company.

LITERARY BUSINESS

As stated in our last quarterly report, we will be doing research about upcoming book fairs. We need to also secure a few vendor events that are low cost for us to be able to exhibit our services. If we are able to identify any authors, we will be working on draft transcripts for these authors and we will also be working with established authors to assist them in promoting their publications via marketing communications practices.

However, competition in the literary industry is fierce. If we cannot successfully compete, our business may be adversely affected. If we are able to establish our business we will compete against a large number of well-established companies with greater product and name recognition and with substantially greater financial, marketing and distribution capabilities than ours, as well as against a large number of small specialty producers. There can be no assurance that we can compete successfully in this complex and changing market.

OTHER BUSINESS OPPORTUNITIES

We will also be seeking new business opportunities with established business entities for the merger or other form of business combination with our company. We anticipate that any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation and enter into such an agreement. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Even if we are able to enter into a business opportunity and obtain the necessary funding, there is no assurance that we will be able to generate any revenues and that any such revenues generated would be sufficient to provide a return to investors.

We may seek a business opportunity with entities that have recently commenced operations, or entities that wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our sole officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. We believe that there are numerous firms in various industries seeking the perceived benefits of being a publicly reporting corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company may be scarce or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

CASH REQUIREMENTS

We anticipate that our cash on hand will not be sufficient to satisfy all of our cash requirements for the next twelve month period. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets persist. If we require any additional financing, we plan to raise any such additional capital primarily through equity or debt financing, provided that such funding continues to be available to our company. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing as required on a timely basis, we will not be able to meet certain obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

In their report on our financial statements for the year ended December 31, 2013, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. We have not yet achieved profitable operations, have accumulated losses since our inception and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures", as that term is defined in Rule 13a-15(e) and Rule 15d-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company's disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material pending legal proceedings to which our company is a party or of which any of our properties is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended June 30, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number                        Description of Exhibit
------                        ----------------------

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on March 30, 2011)

3.2 Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on March 30, 2011)

31.1*    Section 302 Certification under Sarbanes-Oxley Act of 2002 of Mary S.
         Wolf

32.1*    Section 906 Certification under Sarbanes-Oxley Act of 2002 of Mary S.
         Wolf

101.INS* XBRL Instance Document
101.SCH* XBRL Taxonomy Extension Schema
101.CAL* XBRL Taxonomy Extension Calculation Linkbase
101.DEF* XBRL Taxonomy Extension Definition Linkbase
101.LAB* XBRL Taxonomy Extension Label Linkbase
101.PRE* XBRL Taxonomy Extension Presentation Linkbase

----------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDSTONE LITERARY AGENTS INC.


/s/ Mary S. Wolf
-------------------------------------------------
Mary S. Wolf
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: August 14, 2014