Form 10-Q
period 2014-09-30
RedStone Literary Agents, Inc.
filed 2014-11-19
CIK 1515139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-55049

REDSTONE LITERARY AGENTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3098487
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.

3250 Oakland Hills Court, Fairfield, CA	94534
(Address of principal executive offices)	(Zip Code)

707.208.6368
 (Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

6,000,000 common shares issued and outstanding as at November 19, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended September 30, 2014 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

Redstone Literary Agents, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets

Current Assets
Cash & cash equivalents	$7,138	$23,665
Total current assets	7,138	23,665

Total Assets	$7,138	$23,665

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Loans from stockholders	$10,695	$9,527
Total current liabilities	10,695	9,527

Total Liabilities	10,695	9,527

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,000,000 shares issued and outstanding:	6,000	6,000
Additional paid-in-capital	63,717	54,000
Deficit accumulated during the development stage	(73,274)	(45,862)
Total Stockholders’ Equity (Deficit)	(3,557)	14,138

Total Liabilities and Stockholders’ Equity	$7,138	$23,665

The accompanying notes are an integral part of these condensed unaudited financial statements.

Redstone Literary Agents, Inc.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	For the Period from Inception (July 20, 2010) to September 30, 2014

Sales	$-	$-	$-	$-	$11,150

General and administrative expenses
Bank charges and interest	43	51	343	153	1,642
Consulting fees	236	250	3,836	950	16,216
Professional fees	2,094	1,500	6,844	6,250	32,044
Filing and transfer fees	1,299	5,800	16,389	7,753	24,945
Office expenses	-	242	-	567	9,577
Total general and administrative expenses	3,672	7,843	27,412	15,673	84,424

Net loss	(3,672)	(7,843)	(27,412)	(15,673)	(73,274)

Provision for taxes	-	-	-	-	-

Net loss	$(3,672)	$(7,843)	$(27,412)	$(15,673)	$(73,274)

Loss per common share – basic and diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted average number of common shares outstanding basic and diluted	6,000,000	6,000,000	6,000,000	6,000,000

* Denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

Redstone Literary Agents, Inc.
(A Development Stage Company)
Condensed Statements of Changes in Stockholders’ Equity (Deficit)

					Deficit
					Accumulated	Total
	Number of		Additional	Total	During the	Stockholders’
	Common	Par	Paid-in	Capital	Development	Equity /
	Shares	Value	Capital	Stock	Stage	(Deficit)

Balance, July 20, 2010 - audited	-	$-	$-	$-	$-	$-

Common shares issued for cash at $0.005 on July 20, 2010	3,000,000	3,000	12,000	15,000	-	15,000

Share subscription receivable	-	-	-	(5,000)	-	(5,000)

Net loss for the period	-	-	-	-	(770)	(770)

Balance, December 31, 2010 - audited	3,000,000	3,000	12,000	10,000	(770)	9,230

Net loss for the year	-	-	-	-	(13,310)	(13,310)

Balance, December 31, 2011 - audited	3,000,000	3,000	12,000	10,000	(14,080)	(4,080)

Common shares issued for cash at $0.015 on January 27, 2012	3,000,000	3,000	42,000	45,000	-	45,000

Share subscription received	-	-	-	5,000	-	5,000

Net loss for the year	-	-	-	-	(13,292)	(13,292)

Balance, December 31, 2012 - audited	6,000,000	6,000	54,000	60,000	(27,372)	32,628

Net loss for the year	-	-	-	-	(18,490)	(18,490)

Balance, December 31, 2013 - audited	6,000,000	6,000	54,000	60,000	(45,862)	14,138

Forgiveness of loan from stockholder	-	-	9,717	9,717	-	9,717

Net loss for the nine month period	-	-	-	-	(27,412)	(27,412)

Balance, September 30, 2014 - unaudited	6,000,000	$6,000	$63,717	$69,717	$(73,274)	$(3,557)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Redstone Literary Agents, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	For the Period from Inception (July 20, 2010) to September 30, 2014
Operating activities
Net loss for the period	$(27,412)	$(15,673)	$(73,274)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Changes in operating assets and liabilities	-	-	-
Net cash used in operating activities	(27,412)	(15,673)	(73,274)

Investing activities
Net cash provided by (used in) investing activities	-	-	-

Financing activities
Proceeds from sale of common stock	-	-	60,000
Proceeds from loans from stockholders	10,885	-	20,412
Net cash provided by financing activities	10,885	-	80,412

Net changes in cash and equivalents	(16,527)	(15,673)	7,138

Cash and equivalents at beginning of the period	23,665	41,789	-

Cash and equivalents at end of the period	$7,138	$26,116	$7,138

The accompanying notes are an integral part of these condensed unaudited financial statements.

Redstone Literary Agents, Inc.
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013 and the Period From July 20, 2010 (Inception) to September 30, 2014
(Unaudited)

1.	NATURE AND CONTINUANCE OF OPERATIONS

Redstone Literary Agents, Inc. (the “Company”, “we”, “us” or “our”) was incorporated under the laws of State of Nevada, U.S. on July 20, 2010, with an authorized capital of 75,000,000 common shares, having a par value of $0.001 per share. The Company’s year end is December 31. During the period ended December 31, 2010, the Company commenced operations by issuing shares and developing its publishing service business, focused on representing authors to publishers.

Effective August 28, 2014, Mary Wolf, our sole director and officer, resigned as President, Secretary and Treasurer of the Company, and James P. Geiskopf was appointed as our President, Secretary, Treasurer, and to our board of directors.

Also on August 28, 2014, pursuant to a transfer agreement dated for reference August 28, 2014, Ms. Wolf sold to Mr. Geiskopf, 3,000,000 shares of our common stock, for total consideration of $20,000. Mr. Geiskopf paid the $20,000 purchase price for these shares using personal funds. Mr. Geiskopf holds approximately 50% of our issued and outstanding common stock.

In November 2014, Ms. Wolf resigned as a director of the Company and the Company ceased pursuing the publishing service business. The Company is now seeking new business opportunities. See Note 6 Subsequent Events.

Going Concern

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception, resulting in an accumulated deficit of $73,274 as at September 30, 2014, and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors or stockholders or through debt or equity financings.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the "SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the information as part of the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 10, 2014.

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

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

At September 30, 2014, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Financial Instruments

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  Accounting Standards Codification (“ASC”) 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

Level 3: Significant unobservable inputs which reflect a reporting entity’s own assumptions about the assumptions that market participants would use for pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The recorded amounts of financial instruments, including cash equivalents and loan from stockholders, approximate their market values as of September 30, 2014 due to the short term maturities of these financial instruments.

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

At September 30, 2014, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and nine months ended September 30, 2014 and 2013.

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

Earnings per Share

The Company computes loss per share in accordance with ASC 105, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company had no potentially dilutive debt or equity instruments issued or outstanding during the three and nine months ended September 30, 2014 or 2013.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the new regulations relating to Development Stage Entities as discussed above.

Reclassifications

Certain amounts previously presented for prior periods have been reclassified. The reclassifications had no effect on net loss, total assets, or total stockholders’ equity.

3.	COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share and no other class of shares is authorized.

Effective August 28, 2014, our former director and principal stockholder forgave the balance of $9,717 due and payable to her by the Company. The gain arising on forgiveness of this liability has been recognized in additional paid in capital.

As of September 30, 2014, the Company has issued 6,000,000 shares of common stock, for total cash proceeds of $60,000.

At September 30, 2014, there were no outstanding stock options or warrants.

4.	INCOME TAXES

As of September 30, 2014, the Company had net operating loss carry forwards of approximately $73,274 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5.	LOANS FROM STOCKHOLDERS

In support of the Company’s efforts and cash requirements, it may rely on advances from stockholders until such time as the Company can support its operations through revenue generation, or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by stockholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of December 31, 2013, the Company had a loan outstanding with the Company’s then principal stockholder in the amount of $9,527, bearing interest at the rate of 4% per annum. The Company’s former principal stockholder advanced a further $190 to the Company during the nine months ended September 30, 2014, increasing the balance due and payable to her to $9,717.

Effective August 28, 2014, our former director and principal stockholder forgave the balance of $9,717 due and payable to her by the Company. The gain arising on forgiveness of this liability has been recognized in additional paid in capital.

Subsequently the Company received $10,695 by way of loan from another stockholder.  The loan bears simple interest at the rate of 1.5% per month, compounded monthly, and is payable upon repayment of the loan.  The loan is repayable on demand, however the demand will be made within nine months from the date of the loan.

6.	SUBSEQUENT EVENTS

Effective November 17, 2014, Mary Wolf resigned as a director of the Company.  In connection with same, the Company ceased pursuing its publishing service business and is now seeking new business opportunities.

The Company has evaluated subsequent events from September 30, 2014 to the date the financial statements were issued and has determined that, other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. Such statements reflect our current beliefs with respect to future events, and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. As such, we urge you to be cautious of the forward-looking statements.

All forward-looking statements included in this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Results of Operations

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenue

We had no revenue for the three months ended September 30, 2014 and 2013, reflecting our status as a development stage company.

Operating Expenses

We incurred general and administrative expenses of $3,672 and $7,843 for the three months ended September 30, 2014 and 2013, respectively, representing a decrease of $4,171 between the two periods. The decrease in operating expenses between the two periods related primarily to the decrease in filing and transfer fees from $5,800 in 2013 to $1,299 in 2014. During 2013, we were in the process of applying for DTC eligibility, which process was completed prior to the three months ended September 30, 2014.

Net Loss

We incurred net losses of $3,672 and $7,843 for the three months ended September 30, 2014 and 2013, respectively, representing a decrease of $3,811, primarily attributable to the decrease in filing and transfer fee, as discussed above under the heading “Operating Expenses”.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenue

We had no revenue for the nine months ended September 30, 2014 and 2013, reflecting our status as a development stage company.

Operating Expenses

We incurred general and administrative expenses of $27,412 and $15,673 for the nine months ended September 30, 2014 and 2013, respectively, representing an increase of $11,739. General and administrative expenses were comprised of consulting fees of $3,836 (2013: $950), professional fees of $6,844 (2013: $6,250) and filing and transfer fees of $16,389 (2013: $7,753).  The increase in operating expenses between the two periods related primarily to the increase in filing and transfer fees due to fees payable in connection with our application for DTC eligibility.

Net Loss

We incurred net losses of $27,412 and $15,673 for the nine months ended September 30, 2014 and 2013, respectively, representing an increase of $11,739. The increase in net loss was primarily attributable to increases in filing and transfer fees, and in consulting fees, as discussed above under the heading “Operating Expenses”.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis which assumes that our company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  We have incurred losses since inception resulting in an accumulated deficit of $73,274 as at September 30, 2014 (December 31, 2013: $45,862), and further losses are anticipated in the development of our business, raising substantial doubt about our company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon our company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months through use of existing cash on hand, loans from directors and/or other stockholders, or raising additional capital through equity or debt financings.

The following table provides selected financial data about our company as at September 30, 2014 and December 31, 2013:

Balance Sheet Data	September 30, 2014	December 31, 2014

Cash and cash equivalents	$7,138	$23,665
Total assets	$7,138	$23,665
Total liabilities	$10,695	$9,527
Stockholders’ (deficit) equity	$(3,557)	$14,138

Cash Flow Information for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Operating Activities

During the nine months ended September 30, 2014, we used cash in the amount of $27,412 for operating activities compared to $15,673 in the nine months ended September 30, 2013.  The increase between 2013 and 2014 primarily relates to increased expenses during the nine months ended September 30, 2014, resulting from, among other things, increased filing and transfer agent fees and consulting fees.

Investing Activities

During the nine months ended September 30, 2014 and 2013, we neither generated, nor used, any funds with respect to investing activities.

Financing Activities

During the nine months ended September 30, 2014, we received cash in the amount of $10,885 as a result of loans made to our company by stockholders. Of those amounts, $190 was forgiven, as described below under the heading “Non-Cash Financing Activities”.  The second loan, in the amount of $10,695, bears simple interest at the rate of 1.5% per month, compounded monthly, and is payable upon repayment of the loan. The loan is repayable on demand; however, the demand will be made within nine months from the date of the loan. During the nine months ended September 30, 2013, we neither generated, nor used, any funds with respect financing activities.

Non-Cash Financing Activities

As of December 31, 2013, we had a loan outstanding to our then principal stockholder in the amount of $9,527, which bore interest at the rate of 4% per annum. That former principal stockholder advanced a further $190 to our company during the nine months ended September 30, 2014, increasing the balance due and payable to her to $9,717.

Effective August 28, 2014, our former director and principal stockholder forgave the balance of $9,717 due and payable to her by the Company. The gain arising on forgiveness of this liability has been recognized in additional paid in capital.

Current Business and Plan of Operation

Our business was previously focused on representing authors to publishers. However, upon the resignation of Mary Wolf as a director of our company, effective November 17, 2014, we ceased pursuing that business and are now seeking new business opportunities with established business entities to effect a merger or other form of business combination with our company. We anticipate that any new acquisition or business opportunity that we may be party to will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation and enter into such an agreement.  If our company requires additional financing and we are unable to obtain such funds, our business may fail.

Even if we are able to commence a new business opportunity and obtain the necessary funding, there is no assurance that we will be able to generate any revenue, or that any revenue that may be generated will be sufficient to provide a return to our investors.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture or other business combination with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that some or all of our current management will resign and be replaced by one or more new officers or directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success.  We believe that there are numerous firms in various industries seeking the perceived benefits of being a publicly reporting corporation.  Business opportunities may be available in many different industries and with businesses at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  Business opportunities that we believe are in the best interests of our company to pursue may be scarce or we may be unable to obtain opportunities that we want.  We can provide no assurance that we will be able to locate compatible business opportunities.

Cash Requirements

We anticipate that our cash on hand will not be sufficient to satisfy all of our cash requirements for the next twelve months.  We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly if the volatile conditions in financial markets persist. If we require any additional financing, we plan to raise it primarily through equity or debt financing, provided that such financing continues to be available to our company.  There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain additional financing as required on a timely basis, we will not be able to meet certain obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

In its report on our financial statements for the year ended December 31, 2013, our independent auditor included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.  We have not yet achieved profitable operations, have accumulated losses since our inception, and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  The issuance of additional equity securities by our company could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in such time as to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material pending legal proceedings to which our company is a party or of which any of our properties is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is a party adverse to our company or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the fiscal quarter ended September 30, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Since the beginning of the fiscal quarter ended September 30, 2014, we have had no senior securities issued and outstanding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective November 17, 2014, Mary Wolf resigned as a director of our company.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James P. Geiskopf
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James P. Geiskopf
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDSTONE LITERARY AGENTS, INC.

/s/ James P. Geiskopf
James P. Geiskopf
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Dated:  November 19, 2014