Form 10-K
period 2014-12-31
RedStone Literary Agents, Inc.
filed 2015-03-31
CIK 1515139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission file number: 000-55049

REDSTONE LITERARY AGENTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

3250 Oakland Hills Court, Fairfield, CA  94534
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: 707.208.6368

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act
Common stock with a par value of $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

3,000,000 shares of common stock at a price of $5.00 per share for an aggregate market value of $15,000,000.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 30, 2015, there were 6,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  Not Applicable

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements regarding: the plans, strategies and objections of management for future operations; the future plans or business of our company; future economic conditions or performance; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe the expectations reflected in the forward-looking statements in this report are reasonable, actual results could differ materially from those projected or assumed in any forward-looking statements. All forward-looking statements are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;

•	a possible inability to raise additional financing;

•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	deterioration in general or regional economic conditions;

•	adverse state or federal legislation or regulations that increase the costs of compliance;

•	inability to efficiently manage our operations; and

•	the unavailability of funds for capital expenditures.

All financial information contained herein is shown in United States dollars unless otherwise stated. Our financial statements are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all references to “shares” refer to shares of common stock in the capital of our company.

As used in this annual report on Form 10-K, the terms “we”, “us” “our” and “RedStone” refer to RedStone Literary Agents Inc., a Nevada corporation, unless otherwise specified.

Corporate Overview

We were incorporated under the laws of the State of Nevada on July 20, 2010 and are considered a development stage company.  Following incorporation, we commenced the business of representing authors to publishers.

On August 28, 2014, pursuant to a transfer agreement dated for reference August 28, 2014, Mary Wolf, our former sole director and officer, sold to James P. Geiskopf, 3,000,000 shares of our common stock for total consideration of $20,000. Mr. Geiskopf paid the $20,000 purchase price for these shares using personal funds. Mr. Geiskopf holds approximately 50% of our issued and outstanding common stock.

Effective August 28, 2014, Mr. Geiskopf was appointed as president, secretary, treasurer and to our board of directors, and as a result, Mary Wolf resigned as president, secretary and treasurer.  Mary Wolf resigned as a director of our company on November 17, 2014.

The principal offices of our company are located at 3250 Oakland Hills Court, Fairfield, CA 94534. Our telephone number is 707.208.6368.

Our Current Business

Upon the resignation of Mary Wolf as an officer of our company, we ceased pursuing the business of representing authors to publishers and are now seeking new business opportunities with established business entities to effect a merger or other form of business combination with our company. We anticipate that any new acquisition or business opportunity that we may be party to will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation and enter into such an agreement.  If our company requires additional financing and we are unable to obtain such funds, our business will fail.

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

As of the date hereof, we have not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

Currently, we do not have a source of revenue.  We are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail

Employees

Our company is currently operated by James Geiskopf, our president, secretary, treasurer and sole director.  We do not anticipate hiring employees in the near future.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company before purchasing our securities. Our operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

Business opportunities that we believe are in the best interests of our company may be scarce or we may be unable to obtain the ones that we want.  If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business.  If we go out of business, investors will lose their entire investment in our company.

We are, and will continue to be, an insignificant participant in the number of companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.  If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business.  If we go out of business, investors will lose their entire investment in our company.

The current state of capital markets, particularly for small companies, is expected to reduce our ability to obtain the financing necessary to continue our business. If we cannot raise the funds that we need to continue acquisitions and fund future business opportunities, we will go out of business and investors will lose their entire investment in our company.

Since 2008, there has been a downturn in general worldwide economic conditions. This downturn has resulted in increased difficulties for our company, and other smaller companies, to raise capital for our continued operations and to consummate a business opportunity with a viable business.  We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash and cash equivalents in the amount of $4,663 and a working capital deficit of $12,549 as of December 31, 2014. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We would likely secure any additional financing necessary through a private placement of our common shares. There can be no assurance that any financing will be available to us, or, even if it is, if it will be offered on terms and conditions acceptable to us. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us, could have a material adverse effect upon our company. If additional funds are raised by issuing equity securities, dilution to existing or future shareholders will result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we may acquire.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.  If we cannot raise the funds that we require, we will go out of business and investors will lose their entire investment in our company.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We do not have any targets for a business combination or other transaction and we have no minimum standards for a business combination.

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

RISKS ASSOCIATED WITH OUR COMMON STOCK

Because James Geiskopf controls a large percentage of our voting stock, he has the ability to influence matters affecting our stockholders.

James Geiskopf, our president, secretary, treasurer and sole director, owns 3,000,000 shares of our common stock and controls a majority of the votes attached to our outstanding voting securities. As a result, he has the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition of assets, and the issuance of securities. Because he controls a majority of votes, it would be very difficult for investors to replace our management if they disagree with the way our business is being operated. Because the influence by Mr. Geiskopf could result in management making decisions that are in the best interest of Mr. Geiskopf and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 75,000,000 shares of common stock, of which 6,000,000 shares of common stock were issued and outstanding as of March 30, 2015. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future.

There is currently no established public trading market for our common stock, which makes it difficult for our stockholders to resell their shares.

There is currently no established public trading market for our common stock. There is a limited public market for our common stock through its quotation on the OTCQB operated by the OTC Markets Group. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company's operations or business prospects. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a national securities exchange like the NASDAQ or the NYSE. Accordingly, stockholders may have difficulty reselling any of our shares. We cannot assure you that there will be a market for our common stock in the future.

Because we do not intend to pay any cash dividends on our common stock in the near future, our stockholders will not be able to receive a return on their shares unless they sell them.

We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, our results of operations, cash flows and financial condition, operating and capital requirements, and other factors the board considers relevant. We may never pay any dividends. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

Our stock is a penny stock. Trading of our stock is restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission (the “SEC”) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined in Rule 15g-9) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive and head office is located at 3250 Oakland Hills Court, Fairfield, CA 94534.  The office is provided to us at no cost by James Geiskopf, our president, secretary, treasurer and sole director. We believe our current premises are adequate for our current limited operations and we do not anticipate that we will require any additional premises in the foreseeable future. We anticipate that we will continue to utilize these premises so long as the space requirements of our company do not require a larger facility.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no established public trading market for our common stock and only a limited public market. Our common stock is not traded on any exchange. Our common stock is quoted on the OTCQB operated by the OTC Markets Group under the trading symbol “RDLA”. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid

December 31, 2014	$5.00	$5.00
September 30, 2014	$5.00	$5.00
June 30, 2014	$5.00	$5.00
March 31, 2014	$5.00	$5.00
December 31, 2013	$0	$0
September 30, 2013	$0	$0
June 30, 2013	$0	$0
March 31, 2013	$0	$0

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is currently Pacific Stock Transfer, located at 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119.

Holders of Common Stock

As of March 30, 2015, there were approximately 27 holders of record of our common stock. As of such date, 6,000,000 shares were issued and outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our common stock, our present intention is to retain future earnings, if ever any, for use in our operations and the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any equity compensation plans.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended December 31, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited annual financial statements and the related notes thereto for the year ended December 31, 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. See “Risk Factors”.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Overview

We were incorporated under the laws of the State of Nevada on July 20, 2010 and are considered a development stage company.  Following incorporation, we commenced the business of representing authors to publishers.  However, as we had not successfully developed our business, we ceased pursuing the business of representing authors to publishers and are now seeking new business opportunities with established business entities to effect a merger or other form of business combination with our company. We anticipate that any new acquisition or business opportunity that we may be party to will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation and enter into such an agreement.  If our company requires additional financing and we are unable to obtain such funds, our business will fail.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of December 31, 2014, we had an accumulated deficit of $82,266. Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

In its report on our financial statements for the year ended December 31, 2014, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Year Ended December 31, 2014 and December 31, 2013

During the fiscal years ended December 31, 2014 and 2013, we did not generate any revenue. We incurred operating expenses of $36,304 and $18,590 for the years ended December 31, 2014 and 2013, respectively, an increase of $17,714. These expenses consisted primarily of professional, consulting and filing fees. Our professional fees increased by $6,497 from $7,750 in 2013 to $14,247 in 2014 due to increased activity related to assessing alternative business opportunities. Our filing and transfer fees increased by $8,708 from $8,656 in 2013 to $17,364 in 2014 due primarily to filing fees incurred in pursuing a DTC application.

Liquidity and Capital Resources

Working Capital

	At December 31, 2014	At December 31, 2013

Current assets	$4,663	$23,665
Current liabilities	17,212	9,627
Working capital (deficiency)	$12,549	$14,038

Current Assets

Current assets of $4,663 as at December 31, 2014 and $23,665 as at December 31, 2013 were comprised only of cash and cash equivalents.

Current Liabilities

Current liabilities as at December 31, 2014 were attributable to $6,598 in accounts payable and accrued liabilities (2013: $100), $10,614 in loans payable (2013: $0) and $0 in loan payable – related party (2013: $9,527).

Cash Flow

	Year	Year
	ended	ended
	December 31,	December 31,
	2014	2013

Net cash used in operating activities	$29,192	$18,124
Net cash used in investing activities	-	-
Net cash provided by financing activities	10,190	-
Net decrease in cash and cash equivalents	$19,002	$18,124

Operating Activities

Net cash used in operating activities was $29,192 for the year ended December 31, 2014, as compared to $18,124 used in operating activities for the year ended December 31, 2013, an increase of $11,068. The increase in net cash used in operating activities was primarily due to a $17,714 increase in operating expenses, partially offset for cash flow purposes by an increase in accounts payable and accrued expenses and interest of $6,646.

Investing Activities

Investing activities used cash of $nil for the years ended December 31, 2014 and December 31, 2013.

Financing Activities

Financing activities provided cash of $10,190 for the year ended December 31, 2014 and $nil for the year ended December 31, 2013.  The cash from financing activities for 2014 was primarily derived from proceeds of a loan in the principal amount of $10,000. This loan bears interest at the rate of 1.5% per month.  We had accrued interest of $614 on this loan as of December 31, 2014.  The loan is repayable on demand but such demand will be made no later than nine months from the date the loan was granted. We also received $190 by way of a loan from our former principal shareholders.

Non-Cash Financing Transactions

During the year ended December 31, 2014, our company’s former director and principal stockholder forgave the balance of $9,717 due and payable to her by our company. The gain arising on forgiveness of this liability has been recognized in additional paid in capital. There were no non-cash financing transactions during the year ended December 31, 2013.

Plan of Operations

We expect that we will require $30,000 to $50,000, in addition to our current cash, to fund our operating expenditures for the next twelve months. Projected working capital requirements for the next twelve months are as follows:

Estimated Working Capital Expenditures During the Next Twelve Months

Operating expenditures
Evaluation of new business opportunities	$10,000 to $20,000
General and administrative (including professional fees)	$20,000 to $30,000
Total	$30,000 to $50,000

General and administrative expenses are expected to include the fees and travel costs we expect to pay in connection with seeking out business opportunities, negotiating and executing definitive agreements for the new business acquisition.

Professional fees are expected to include fees related to complying with public reporting requirements, maintaining our quotation on the OTCQB, and work related to evaluating potential business opportunities, including due diligence work.

Cash Requirements

As we have no cash flow from operations, we will require additional cash resources, including from the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We estimate that our capital needs over the next 12 months will be $20,000 to $50,000. We expect to require additional cash for general and administrative expenses and to evaluate new business opportunities. We expect to derive such cash through the sale of additional equity or debt securities or by obtaining a credit facility. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in debt service obligations, could cause additional dilution to our stockholders, and could require us to agree to financial covenants that could restrict our operations or modify our plans to source a new business opportunity. Financing may not be available in amounts or on terms acceptable to us, if at all. Failure to raise additional funds could cause our company to fail.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Redstone Literary Agents, Inc.
Fairfield, California

We have audited the accompanying balance sheets of Redstone Literary Agents, Inc.as of December 31, 2014 and 2013 and the related statement of operations, changes in stockholders' deficit and cash flows for the years then ended and from the period from inception (July 20, 2010) through December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redstone Literary Agents, Inc.as of December 31, 2014 and 2013, and the results of its operations and cash flows for the years then ended and from the period from inception (July 20, 2010) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered losses and negative cash flow from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Wheat Ridge, formerly Arvada, Colorado
March 27, 2015	Cutler & Co.,LLC

___________________________________________________________________________________________________
9605 West 49th Ave. Ste. 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~ Fax 303-456-7488 ~ www.cutlercpas.com

RedStone Literary Agents, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$4,663	$23,665
Total Current Assets	4,663	23,665

Total Assets	$4,663	$23,665

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$6,598	$100
Loan payable	10,614	-
Loan payable – related party	-	9,527
Total Current Liabilities	17,212	9,627

Total Liabilities	17,212	9,627

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,000,000 shares issued and outstanding:	6,000	6,000
Additional paid-in-capital	63,717	54,000
Deficit accumulated during the development stage	(82,266)	(45,962)
Total Stockholders’ Equity (Deficit)	(12,549)	14,038

Total Liabilities and Stockholders’ Equity (Deficit)	$4,663	$23,665

The accompanying notes are an integral part of these audited financial statements.

RedStone Literary Agents, Inc.
(A Development Stage Company)
Statement of Operations

	Year Ended December 31, 2014	Year Ended December 31, 2013	For the Period from Inception (July 20, 2010) to December 31, 2014

Revenue	$-	$-	$11,150

General and administrative expenses
Bank charges and interest	857	570	2,156
Consulting fees	3,836	1,200	16,216
Professional fees	14,247	7,750	39,447
Filing and transfer fees	17,364	8,656	26,020
Office expenses	-	414	9,577
Total general and administrative expenses	36,304	18,590	93,416

Net loss from operations	(36,304)	(18,590)	(82,266)

Provision for taxes	-	-	-

Net loss	$(36,304)	$(18,590)	$(82,266)

Loss per common share – Basic and diluted	$(0.01)	$(0.00)*

Weighted average number of common shares
outstanding, basic and diluted	6,000,000	6,000,000

* Denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these audited financial statements.

RedStone Literary Agents, Inc.
Statement of Changes in Stockholders’ Equity (Deficit)
(A Development Stage Company)

					Deficit	Total
					Accumulated	Stock-
	Common Stock		Additional	Total	During the	holders’
	Number of		Paid-in	Capital	Development	Equity /
	Shares	Amount	Capital	Stock	Stage	(Deficit)

Shares issued for cash at $0.005 on July 20, 2010	3,000,000	$3,000	$12,000	$15,000	$-	$15,000

Share subscription receivable	-	-	-	(5,000)	-	(5,000)

Net loss for the period	-	-	-	-	(770)	(770)

Balance, December 31, 2010	3,000,000	3,000	12,000	10,000	(770)	9,230

Net loss for the year	-	-	-	-	(13,310)	(13,310)

Balance, December 31, 2011	3,000,000	3,000	12,000	10,000	(14,080)	(4,080)

Shares issued for cash at $0.015 on January 27, 2012	3,000,000	3,000	42,000	45,000	-	45,000

Share subscription received	-	-	-	5,000	-	5,000

Net loss for the year	-	-	-	-	(13,292)	(13,292)

Balance, December 31, 2012	6,000,000	6,000	54,000	60,000	(27,372)	32,628

Net loss for the year	-	-	-	-	(18,590)	(18,590)

Balance, December 31, 2013	6,000,000	6,000	54,000	60,000	(45,962)	14,038

Debt forgiveness – related party	-	-	9,717	9,717	-	9,717

Net loss for the year	-	-	-	-	(36,304)	(36,304)

Balance, December 31, 2014	6,000,000	$6,000	$63,717	$69,717	$(82,266)	$(12,549)

The accompanying notes are an integral part of these audited financial statements.

RedStone Literary Agents, Inc.
Statements of Cash Flows
(A Development Stage Company)

	Year Ended December 31, 2014	Year Ended December 31, 2013	For the Period from Inception (July 20, 2010) to December 31, 2014
Cash derived from (used for)
Operating activities
Net loss for the period	$(36,304)	$(18,590)	$(82,266)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities	-	-	-
Changes in operating assets and liabilities
Accrued interest	614	366	614
Accounts payable and accrued expenses	6,498	100	6,598
Net cash (used in) operating activities	(29,192)	(18,124)	(75,054)

Investing activities	-	-	-
Net cash provided by (used in) investing activities	-	-	-

Financing activities
Proceeds from sale of common stock	-	-	60,000
Proceeds from loan payable	10,000	-	10,000
Proceeds from loan payable-related party	190	-	9,717
Net cash provided by financing activities	10,190	-	79,717

Net changes in cash and equivalents	(19,002)	(18,124)	4,663

Cash and equivalents at beginning of the period	23,665	41,789	-

Cash and equivalents at end of the period	$4,663	$23,665	$4,663

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

NON-CASH FINANCING TRANSACTIONS
Gain on forgiveness of loan from former shareholder	$9,717	$-	$9,717

The accompanying notes are an integral part of these audited financial statements.

RedStone Literary Agents, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2014 and 2013

1. NATURE AND CONTINUANCE OF OPERATIONS

Redstone Literary Agents, Inc. (the “Company”) was incorporated under the laws of State of Nevada, U.S. on July 20, 2010, with an authorized capital of 75,000,000 common shares, having a par value of $0.001 per share. The Company’s year end is December 31. During the period ended December 31, 2010, the Company commenced operations by issuing shares and developing its publishing service business, focused on representing authors to publishers.

Effective August 28, 2014, Mary Wolf, the Company’s sole director and officer, resigned as President, Secretary and Treasurer of the Company, and James P. Geiskopf was appointed as the Company’s President, Secretary, Treasurer, and to its board of directors.

Also on August 28, 2014, pursuant to a transfer agreement dated for reference August 28, 2014, Ms. Wolf sold to Mr. Geiskopf, 3,000,000 shares of the Company’s common stock, for total consideration of $20,000. Mr. Geiskopf paid the $20,000 purchase price for these shares using personal funds. Mr. Geiskopf holds approximately 50% of the Company’s issued and outstanding common stock.

In November 2014, Ms. Wolf resigned as a director of the Company and the Company ceased pursuing the publishing service business and is now seeking new business opportunities with established business entities to effect a merger or other form of business combination with the Company. There can be no assurance, however, that the Company will be able to acquire the financing necessary to enable it to pursue its plan of operation and enter into such an agreement.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $82,266 as at December 31, 2014 and further losses are anticipated in the pursuit of a new business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The recorded amounts of financial instruments, including cash, accounts payable and accrued expenses, loan payable and loan payable – related party, approximate their market values as of December 31, 2014 and 2013 due to the short term maturities of these financial instruments.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

At December 31, 2014 and 2013, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the years ended December 31, 2014 and 2013.

Stock-based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. From inception to December 31, 2014, the Company did not issue any stock based compensation to any employees or non-employees.

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

The Company had no potentially dilutive debt or equity instruments issued or outstanding during the years ended December 31, 2014 or 2013.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations other than in respect of the new regulations relating to Development Stage Entities as discussed above.

3.  LOAN PAYABLE

As of December 31, 2014, the Company had a loan outstanding in the amount of $10,000. The loan bears simple interest at the rate of 1.5% per annum, compounded monthly, which is repayable on repayment of the loan. The loan is repayable on demand provided that such demand will be made no later than nine months from the date of advance of the loan.  The Company has accrued interest of $614 as of December 31, 2014.

4.  RELATED PARTY TRANSACTIONS

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

As of December 31, 2013, the Company had a loan outstanding with the Company’s then principal stockholder in the amount of $9,527, bearing interest at the rate of 4% per annum. The Company’s former principal stockholder advanced a further $190 to the Company during the year ended December 31, 2014, increasing the balance due and payable to her to $9,717.

Effective August 28, 2014, the Company’s former director and principal stockholder forgave the balance of $9,717 due and payable to her by the Company. The gain arising on forgiveness of this liability has been recognized in additional paid in capital.

The Company’s office premises are provided to it at no cost by its president, secretary, treasurer and sole director. The Company’s sole director and officer did not take any fees for serving as director or officer during the year ended December 31, 2014.

5.  STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The total number of shares of common stock authorized that may be issued by the Company is 75,000,000 shares, having a par value of one tenth of one cent ($0.001) per share. No other class of shares is authorized.

No shares of common stock were issued during the years ended December 31, 2014 and 2013.

As of December 31, 2014, the Company has issued 6,000,000 shares of common stock since Inception (July 20, 2010) for total cash proceeds of $60,000

As at December 31, 2014, 6,000,000 shares of common stock were issued and outstanding.

Additional Paid in Capital

Effective August 28, 2014, the Company’s former director and principal stockholder forgave the balance of $9,717 due and payable to her by the Company. The gain arising on forgiveness of this liability has been recognized in additional paid in capital.

Stock Options and Warrants

No stock options or warrants were issued or outstanding during the years ended December 31, 2014 or 2013.

6.  INCOME TAXES

As of December 31, 2014, the Company had net operating loss carry forwards of approximately $82,266 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Following the change in ownership of the Company effective August 28, 2014, certain annual limits may apply to the use of these tax losses in future years.

7.  SUBSEQUENT EVENT

On February 26, 2015, the Company entered into a loan agreement with a third party lender pursuant to which the lender agreed to loan us an additional $20,000. The loan bears simple interest at the rate of 1.5% per annum, compounded monthly, which is repayable on repayment of the loan. The loan is repayable on demand provided that such demand will be made no later than nine months from the date of advance of the loan.

The Company has evaluated subsequent events from December 31, 2014 to the date the financial statements were issued and has determined that, other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

“Disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, who is the sole officer and director of our company, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014.  Based on this evaluation, he concluded that, as of December 31, 2014 our disclosure controls and procedures were not effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our sole director and officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our sole director and officer concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee; (2) the fact that we only had a single director and officer, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our principal executive officer in connection with the review of our financial statements as of December 31, 2014.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the fact that James Geiskopf is our sole director and officer results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Directors of our company hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified, or until their death, resignation or removal. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. We currently have only one director and officer, being James Geiskopf, as set out in the following table:

Name	Position Held with Our Company	Age	Date First Elected or Appointed

James P. Geiskopf	President, Secretary, Treasurer and Director	55	August 28, 2014

Business Experience

The following is a brief account of the education and business experience of our sole director and officer during the past five years, indicating his principal occupation during the period, and the name and principal business of the organizations by which he was employed:

James P. Geiskopf

Mr. Geiskopf currently serves on the board of directors of Electronic Cigarettes International Group, Ltd. (since June 25, 2013) and on the board of directors of bBooth, Inc. (since May 7, 2014), each of which are companies having shares of common stock registered under the Exchange Act. He was the president, secretary, treasurer and a director of Searchbyheadlines.com (now Naked Brand Group Inc.) from December 22, 2011 to July 30, 2012, and the president and director of The Resource Group from 2007 to 2009. From 1986 to 2007, he served as the president and chief executive officer of Budget Rent-a-Car of Fairfield, California. Mr. Geiskopf also served on the board of directors of Suisun Valley Bank from 1986 to 1993 and on the board of directors of Napa Valley Bank from 1991 to 1993.

We believe that Mr. Geiskopf is qualified to serve on our board of directors because of his extensive business management and financial expertise derived from his past occupation and his past and current board participation.

Family Relationships

James Geiskopf is currently our sole director and officer.

Involvement in Certain Legal Proceedings

Our sole director and officer has not been involved in any of the following events during the past ten years:

(a)
any petition under the federal bankruptcy laws or any state insolvency laws filed by or against, or an appointment of a receiver, fiscal agent or similar officer by a court for the business or property of such person, or any partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing;

(b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(c)
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(d)
being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (c)(i) above, or to be associated with persons engaged in any such activity;

(e)
being found by a court of competent jurisdiction (in a civil action), the SEC to have violated a federal or state securities or commodities law, and the judgment in such civil action or finding by the SEC has not been reversed, suspended, or vacated;

(f)
Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(g)
being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(h)
being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC, and to provide us with copies of those filings. Based solely on the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended December 31, 2014, except as set forth below

Name	Number of Late Reports	Number of Transactions Not Reported on a TimelyBasis	Failure to File Requested Forms

James P. Geiskopf	1 (1)	1	Nil
Mary S. Wolf	1 (1)	1	1
	1 (2)	1	1

(1)	Failure to file Form 3 – Initial Statement of Beneficial Ownership of Securities.

(2)	Failure to file Form 4 – Statement of Changes in Beneficial Ownership.

Code of Ethics

We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

Committees of Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, or any other committee of our board of directors. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors given our current limited operations.

We do not have any defined policy or procedure requirements for our stockholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request to the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.  Mr. Geiskopf, our sole officer and director, is not “independent” as the term is used by NASDAQ Marketplace Rule 5605(a)(2). We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2014;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2014; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2014,

who we will collectively refer to as “named executive officers”, for all services rendered in all capacities to our company for the years ended December 31, 2014, 2013 and 2012, are set out in the following table:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

James P. Geiskopf (1)	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Secretary, Treasurer	2013	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
and Director	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Mary S. Wolf (2)	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President, Secretary,	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Treasurer and Director	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Geiskopf was appointed as president, secretary, treasurer and a director of our company on August 28, 2014.

(2)	Ms. Wolf was the president, secretary and treasurer of our company from July 20, 2010 to August 28, 2014 and a director of our company from July 20, 2010 to November 17, 2014.

Compensation Discussion and Analysis

We have not entered into any employment agreement or consulting agreement with Mr. Geiskopf, who is currently our only director and officer, nor do we have any arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board from time to time.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2014, we had not adopted any equity compensation plan and no stock, options or other equity securities were awarded to our executive officers during the year ended December 31, 2014.

Compensation of Directors

We have no formal plan for compensating our directors for their services as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2015, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers and by our current executive officers and directors as a group.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)

James P. Geiskopf 3250 Oakland Hills Court Fairfield, CA 94534	Common Stock	3,000,000 / Direct	50%

All executive officers and directors as a group (1 person)	Common Stock	3,000,000	50%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. We currently have no convertible securities outstanding.

(2)	Percentage of common stock is based on 6,000,000 shares of our common stock issued and outstanding as of March 30, 2015.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than as disclosed below, none of the following parties has, since incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

(i)	any of our directors or officers;

(ii)	any person proposed as a nominee for election as a director;

(iii)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	any of our promoters; and

(v)	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

On July 20, 2010, we issued a total of 3,000,000 shares of common stock to Mary S. Wolf, our former president, secretary, treasurer and director, for cash at $0.005 per share for a total of $15,000.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

We do not currently have an independent director serving on our board of directors.

Compensation for Executive Officers and Directors

For information regarding compensation of our executive officers and directors, see “Executive Compensation”.

Director Independence

We currently act with one director, James P. Geiskopf. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we currently have no independent directors because Mr. Geiskopf is our president, secretary, treasurer and our sole director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the year ended December 31, 2014 for professional services rendered by Cutler & Co., LLC, our independent registered public accounting firm:

Fees	2014

Audit Fees	$7,750
Audit Related Fees	-
Tax Fees	-
Other Fees	-
Total Fees	$7,750

The following table sets forth the fees billed to our company for the year ended December 31, 2013 for professional services rendered by Ronald R. Chadwick, P.C., our former independent registered public accountant:

Fees	2013

Audit Fees	$7,500
Audit Related Fees	-
Tax Fees	-
Other Fees	-
Total Fees	$7,500

Pre-Approval Policies and Procedures

Our board of directors, which acts as our audit committee, pre-approves all services provided by our independent registered public accountants. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the independence of our independent registered public accountants.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1(1)	Articles of Incorporation
3.2(2)	Bylaws
(10)	Material Contracts
10.1(1)	Form of Subscription Agreement
10.2(2)	Transfer Agreement
(16)	Letter re Change in Certifying Accountant
16.1(3)	Letter from Ronald R. Chadwick, P.C. dated March 31, 2014
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

(1)	Filed as an exhibit to our registration statement on Form S-1 on March 30, 2011 and incorporated herein by reference.

(2)	Filed as an exhibit to our current report on Form 8-K on September 2, 2014 and incorporated herein by reference.

(3)	Filed as an exhibit to our current report on Form 8-K on April 2, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDSTONE LITERARY AGENTS, INC.

By: /s/ James P. Geiskopf
James P. Geiskopf
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Date: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James P. Geiskopf
James P. Geiskopf
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Date: March 31, 2015