Form 10-Q
period 2015-03-31
RedStone Literary Agents, Inc.
filed 2015-05-15
CIK 1515139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

6,000,000 common shares issued and outstanding as at May 14, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RedStone Literary Agents, Inc.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2015	2014
Assets

Current Assets
Cash and cash equivalents	$13,169	$4,663
Total Current Assets	13,169	4,663

Total Assets	$13,169	$4,663

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$5,784	$6,598
Loan payable	31,420	10,614
Total Current Liabilities	37,204	17,212

Total Liabilities	37,204	17,212

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,000,000 shares issued and outstanding:	6,000	6,000
Additional paid-in-capital	63,717	63,717
Accumulated deficit	(93,752)	(82,266)
Total Stockholders’ Deficit	(24,035)	(12,549)

Total Liabilities and Stockholders’ Deficit	$13,169	$4,663

The accompanying notes are an integral part of these unaudited condensed financial statements.

RedStone Literary Agents, Inc.
Condensed Statement of Operations
(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Revenue	$-	$-

General and administrative expenses
Bank charges and interest	806	56
Consulting fees	1,082	450
Professional fees	9,320	2,000
Filing and transfer fees	278	12,000
Total general and administrative expenses	11,486	14,506

Net loss from operations	(11,486)	(14,506)

Provision for taxes	-	-

Net loss	$(11,486)	$(14,506)

Loss per common share – Basic and diluted	$(0.00)*	(0.00)*

Weighted average number of common shares
outstanding, basic and diluted	6,000,000	6,000,000

* Denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these unaudited condensed financial statements.

RedStone Literary Agents, Inc.
Condensed Statement of Changes in Stockholders’ Deficit
 (Unaudited)

					Total
	Common Stock		Additional		Stock-
	Number of		Paid-in	Deficit	holders’
	Shares	Amount	Capital	Accumulated	Deficit

Balance, March 31, 2014	6,000,000	$6,000	$54,000	$(60,468)	$(468)

Debt forgiveness – related party	-	-	9,717	-	9,717

Net loss for the year	-	-	-	(21,798)	(21,798)

Balance, December 31, 2014	6,000,000	6,000	63,717	(82,266)	(12,549)

Net loss for the three month period	-	-	-	(11,486)	(11,486)

Balance, March 31, 2015	6,000,000	$6,000	$63,717	$(93,752)	$(24,035)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RedStone Literary Agents, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash derived from (used for) Operating activities
Net loss for the period	$(11,486)	$(14,506)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities	-	-
Changes in operating assets and liabilities
Accrued interest	806	-
Accounts payable and accrued expenses	(814)	(100)
Net cash (used in) operating activities	(11,494)	(14,606)

Investing activities	-	-
Net cash provided by (used in) investing activities	-	-

Financing activities
Proceeds from loan payable	20,000	-
Proceeds from loan payable-related party	-	95
Net cash provided by financing activities	20,000	95

Net changes in cash and equivalents	8,506	(14,511)

Cash and equivalents at beginning of the period	4,663	23,665

Cash and equivalents at end of the period	$13,169	$9,156

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$-	$-

Cash paid for income taxes	$-	$-

NON-CASH FINANCING TRANSACTIONS	$-	$-

The accompanying notes are an integral part of these unaudited Condensed financial statements.

RedStone Literary Agents, Inc.
Notes to Condensed Financial Statements
Three Months Ended March 31, 2015 and 2014
(Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Redstone Literary Agents, Inc. (the “Company”) was incorporated under the laws of State of Nevada, U.S. on July 20, 2010, with an authorized capital of 75,000,000 common shares, having a par value of $0.001 per share. The Company’s year-end is December 31. During the period ended December 31, 2010, the Company commenced operations by issuing shares and developing its publishing service business, focused on representing authors to publishers.

Effective August 28, 2014, Mary Wolf, the Company’s sole director and officer, resigned as President, Secretary and Treasurer of the Company, and James P. Geiskopf was appointed as the President, Secretary, Treasurer, and a director of the Company.

Also on August 28, 2014, pursuant to a transfer agreement dated for reference August 28, 2014, Ms. Wolf sold to Mr. Geiskopf 3,000,000 shares of the Company’s common stock for total consideration of $20,000. Mr. Geiskopf paid the $20,000 purchase price for these shares using personal funds. Mr. Geiskopf holds 50% of the Company’s issued and outstanding common stock.

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $93,752 as at March 31, 2015 and further losses are anticipated in the pursuit of a new business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are presented in US dollars.

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the "SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the information as part of the Company's Annual Report on Form 10-K, which was filed with the SEC on March 31, 2015.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification and among the additional disclosures required as a development stage company are that its financial statements were identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclosed activity since the date of its inception (July 20,2010) as a development stage company.  Effective June 10, 2014, FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. Consequently, these additional disclosures are no longer included in these financial statements.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

The carrying value of cash and accounts payable and accrued liabilities and loans payable approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

The recorded amounts of financial instruments, including cash , accounts payable and accrued  expenses and loan from stockholders, approximate their market values as of March 31, 2015 due to the short term maturities of these financial instruments.

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

At March 31, 2015, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

At March 31, 2015, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 "Revenue Recognition". ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three months ended March 31, 2015 and 2014.

Stock-based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. No stock based compensation was issued or outstanding during the three months ended March 31, 2015 or 2014.

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

The Company had no potentially dilutive debt or equity instruments issued or outstanding during the three months ended March 31, 2015 or 2014.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

Reclassifications

Certain amounts previously presented for prior periods have been reclassified. The reclassifications had no effect on net loss, total assets, or total shareholders' deficit.

3. LOAN PAYABLE

As of March 31, 2015, the Company had loans outstanding in the amount of $31,420.  The loans bear simple interest at the rate of 1.5% per month, compounded monthly, which is repayable on repayment of the loan. The loan is repayable on demand provided that the term of the loan will not be later than nine months from the date of advance of the loan.  The loans include accrued interest of $1,420 as of March 31, 2015.

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

The Company’s office premises are provided to it at no cost by its sole director and officer. The Company’s sole director and officer did not take any fees for serving as director or officer during the three month period ended March 31, 2015 or the year ended December 31, 2014.

5. STOCKHOLDERS’ DEFICIT

Common Stock

The total number of shares of common stock authorized that may be issued by the Company is 75,000,000 shares, having a par value of one tenth of one cent ($0.001) per share. No other class of shares is authorized.

No shares of common stock were issued during the three month period ended March 31, 2015 or the year ended December 31, 2014.

As at March 31, 2015, 6,000,000 shares of common stock were issued and outstanding.

Additional Paid in Capital

Effective August 28, 2014, the Company’s former director and principal stockholder forgave the balance of $9,717 due and payable to her by the Company. The gain arising on forgiveness of this liability has been recognized in additional paid in capital.

Stock Options and Warrants

No stock options or warrants were issued or outstanding during the three month period ended March 31, 2015 or the year ended December 31, 2014.

6. INCOME TAXES

As of March 31, 2015, the Company had net operating loss carry forwards of approximately $93,752 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Following the change in ownership of the Company effective August 28, 2014, certain annual limits may apply to the use of these tax losses in future years.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2015 to the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements regarding: the plans, strategies and objections of management for future operations; the future plans or business of our company; future economic conditions or performance; and any statements of assumptions underlying any of the foregoing.

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

In this quarterly report, unless otherwise specified, all references to “shares” refer to shares of common stock in the capital of our company.

As used in this quarterly report on Form 10-Q, the terms “we”, “us” “our” and “RedStone” refer to RedStone Literary Agents Inc., a Nevada corporation, unless otherwise specified.

Corporate Overview

We were incorporated under the laws of the State of Nevada on July 20, 2010 and we commenced the business of representing authors to publishers.

On August 28, 2014, pursuant to a transfer agreement dated for reference August 28, 2014, Mary Wolf, our former sole director and officer, sold to James P. Geiskopf 3,000,000 shares of our common stock for total consideration of $20,000. Mr. Geiskopf paid the $20,000 purchase price for these shares using personal funds. Mr. Geiskopf holds 50% of our issued and outstanding common stock.

Effective August 28, 2014, Mr. Geiskopf was appointed as president, secretary, treasurer and a director of our company, and as a result, Mary Wolf resigned as president, secretary and treasurer.  Mary Wolf resigned as a director of our company on November 17, 2014.

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

Currently, we do not have a source of revenue.  We are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenue

We had no revenue for the three months ended March 31, 2015 and 2014.

Operating Expenses

We incurred general and administrative expenses of $11,486 and $14,506 for the three months ended March 31, 2015 and 2014, respectively, representing a decrease of $3,020 between the two periods. These expenses consisted primarily of professional fees, consulting fees and filing and transfer fees.  The decrease in operating expenses between the two periods related primarily to the decrease in filing and transfer fees from $12,000 in 2014 to $278 in 2015 primarily due to filing fees incurred in pursuing a DTC application in 2014 which was partially offset by an increase in professional fees from $2,000 in 2014 to $9,320 in 2015 due to increased activity related to assessing alternative business opportunities.

Net Loss

We incurred net losses of $11,486 and $14,506 for the three months ended March 31, 2015 and 2014, respectively, representing a decrease of $3,020, primarily attributable to the decrease in filing and transfer fees, partially offset by the increase in professional fees, as discussed above under the heading “Operating Expenses”.

Liquidity and Capital Resources

Working Capital

	As at March 31, 2015	As at December 31, 2014

Current Assets	$13,169	$4,663
Current Liabilities	$37,204	$17,212
Working capital deficiency	$24,035	$12,549

Current Assets

Current assets of $13,169 as at March 31, 2015 and $4,663 as at December 31, 2014 comprised only f cash and cash equivalents.

Current Liabilities

Current liabilities as at March 31, 2015 were attributable to $5,784 in accounts payable and accrued expenses and $31,420 in loan payable compared to $6,598 in accounts payable and accrued expenses and $10,614 in loan payable as at December 31, 2014.

Cash Flow

	Three Months	Three Months
	ended	ended
	March 31,	March 31,
	2015	2014

Net cash (used in) operating activities	$(11,486)	$(14,606)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	20,000	95
Net increase (decrease) in cash and cash equivalents	$8,506	$(14,511)

Operating Activities

Net cash used in operating activities was $11,486 for the three month period ended March 31, 2015, as compared to $14,606 for the three month period ended March 31, 2014, a decrease of $3,120. The decrease in net cash used in operating activities was primarily due to a $3,020 decrease in operating expenses.

Investing Activities

Investing activities neither generated nor used cash during the three month periods ended March 31, 2015 and March 31, 2014.

Financing Activities

During the three months ended March 31, 2015 we received $20,000 by way of loan payable, while during the three months ended March 31, 2014 we received $95 by way of loan payable related party.

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

Cash Requirements

As we have no cash flow from operations, we will require additional cash resources, including from the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We estimate that our capital needs over the next 12 months will be $30,000 to $50,000. We expect to require additional cash for general and administrative expenses and to evaluate new business opportunities. We expect to derive such cash through the sale of additional equity or debt securities or by obtaining a credit facility. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in debt service obligations, could cause additional dilution to our stockholders, and could require us to agree to financial covenants that could restrict our operations or modify our plans to source a new business opportunity. Financing may not be available in amounts or on terms acceptable to us, if at all. Failure to raise additional funds could cause our company to fail.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $93,752 as at March 31, 2015 (December 31, 2014: $82,266).  Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

In its report on our financial statements for the year ended December 31, 2014, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

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

Our principal executive officer and principal financial officer, who is the sole officer and director of our company, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014.  Based on this evaluation, he concluded that, as of March 31, 2015 our disclosure controls and procedures were not effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our sole director and officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our sole director and officer concluded that we did not maintain effective internal control over financial reporting as March 31, 2015 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee; (2) the fact that we only had a single director and officer, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our principal executive officer in connection with the review of our financial statements as of March 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

There continues to be a downturn in general worldwide economic conditions. This downturn has resulted in increased difficulties for our company, and other smaller companies, to raise capital for our continued operations and to consummate a business opportunity with a viable business.  We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash and cash equivalents in the amount of $13,139 and a working capital deficit of $24,035 as of March 31, 2015. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We would likely secure any additional financing necessary through a private placement of our common shares. There can be no assurance that any financing will be available to us, or, even if it is, if it will be offered on terms and conditions acceptable to us. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us, could have a material adverse effect upon our company. If additional funds are raised by issuing equity securities, dilution to existing or future shareholders will result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we may acquire.

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

James Geiskopf, our president, secretary, treasurer and sole director, owns 3,000,000 shares of our common stock and controls a significant number of the votes attached to our outstanding voting securities. As a result, he has the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition of assets, and the issuance of securities. Because he controls a majority of votes, it would be very difficult for investors to replace our management if they disagree with the way our business is being operated. Because the influence by Mr. Geiskopf could result in management making decisions that are in the best interest of Mr. Geiskopf and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 75,000,000 shares of common stock, of which 6,000,000 shares of common stock were issued and outstanding as of March 31, 2015. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the fiscal quarter ended March 31, 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Since the beginning of the fiscal quarter ended March 31, 2015, we have had no senior securities issued and outstanding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1(1)	Articles of Incorporation
3.2(2)	Bylaws
(10)	Material Contracts
10.1(1)	Form of Subscription Agreement
10.2(2)	Transfer Agreement
(16)	Letter re Change in Certifying Accountant
16.1(3)	Letter from Ronald R. Chadwick, P.C. dated March 31, 2014
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

(1)	Filed as an exhibit to our registration statement on Form S-1 on March 30, 2011 and incorporated herein by reference.

(2)	Filed as an exhibit to our current report on Form 8-K on September 2, 2014 and incorporated herein by reference.

(3)	Filed as an exhibit to our current report on Form 8-K on April 2, 2014 and incorporated herein by reference.

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
Dated:  May 15, 2015