Form 10-Q
period 2015-06-30
RedStone Literary Agents, Inc.
filed 2015-08-14
CIK 1515139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

6,000,000 common shares issued and outstanding as at August 13, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim condensed financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim condensed financial statements for the quarter ended June 30, 2015 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

RedStone Literary Agents, Inc.
Condensed Balance Sheets

	June 30,	December 31,
	2015	2014
Assets	(unaudited)	(audited)

Current Assets
Cash and cash equivalents	$458	$4,663
Total Current Assets	458	4,663

Total Assets	$458	$4,663

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$501	$6,598
Loan payable	32,855	10,614
Total Current Liabilities	33,356	17,212

Total Liabilities	33,356	17,212

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,000,000 shares issued and outstanding	6,000	6,000
Additional paid-in-capital	63,717	63,717
Deficit accumulated during the development stage	(102,615)	(82,266)
Total Stockholders’ Deficit	(32,898)	(12,549)

Total Liabilities and Stockholders’ Deficit	$458	$4,663

The accompanying notes are an integral part of these unaudited condensed financial statements.

RedStone Literary Agents, Inc.
Condensed Statement of Operations
(Unaudited)

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014

Revenue	$-		$-		$-		$-

General and administrative expenses
Bank charges and interest	1,435		49		2,241		300
Consulting fees	496		3,150		1,578		3,600
Professional fees	4,339		2,750		13,659		4,750
Filing and transfer fees	2,593		3,090		2,871		15,090
Total general and administrative expenses	8,863		9,039		20,349		23,740

Net loss from operations	(8,863)		(9,039)		(20,349)		(23,740)

Provision for taxes	-		-		-		-

Net loss	$(8,863)		$(9,039)		$(20,349)		$(23,740)

Loss per common share – Basic and diluted	$(0.00	) *	$(0.00	) *	$(0.00	) *	$(0.00	) *

Weighted average number of common
shares outstanding, basic and diluted	6,000,000		6,000,000		6,000,000		6,000,000

* Denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these unaudited condensed financial statements.

RedStone Literary Agents, Inc.
Condensed Statement of Changes in Stockholders’ Deficit
 (Unaudited)

					Total
	Common Stock		Additional		Stockholders’
	Number of		Paid-in	Deficit	Equity /
	Shares	Amount	Capital	Accumulated	(Deficit)

Balance, December 31, 2013	6,000,000	$6,000	$54,000	$(45,962)	$14,038

Debt forgiveness – related party	-	-	9,717	-	9,717

Net loss for the year	-	-	-	(36,304)	(36,304)

Balance, December 31, 2014	6,000,000	6,000	63,717	(82,266)	(12,549)

Net loss for the six month period	-	-	-	(20,349)	(20,349)

Balance, June 30, 2015	6,000,000	6,000	$63,717	$(102,615)	$(32,898)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RedStone Literary Agents, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cash derived from (used for) Operating activities
Net loss for the period	$(20,349)	$(23,740)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities	-	-
Changes in operating assets and liabilities
Accrued interest	2,241	-
Accounts payable and accrued expenses	(6,097)	190
Net cash (used in) operating activities	(24,205)	(23,550)

Investing activities	-	-
Net cash provided by (used in) investing activities	-	-

Financing activities
Proceeds from loan payable	20,000	-
Net cash provided by financing activities	20,000	-

Net changes in cash and equivalents	(4,205)	(23,550)

Cash and equivalents at beginning of the period	4,663	23,665

Cash and equivalents at end of the period	$458	$115

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$-	$-

Cash paid for income taxes	$-	$-

NON-CASH FINANCING TRANSACTIONS
	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RedStone Literary Agents, Inc.
Notes to Condensed Financial Statements
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Redstone Literary Agents, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 20, 2010, with an authorized capital of 75,000,000 shares of common stock, having a par value of $0.001 per share. The Company’s year-end is December 31. During the period ended December 31, 2010, the Company commenced operations by issuing shares and developing its publishing service business, focused on representing authors to publishers.

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $102,615 as at June 30, 2015 and further losses are anticipated in the pursuit of a new business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are presented in US dollars.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim condensed financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 31, 2015.

Development Stage Company

The Company is a development stage company as defined by Section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), which previously required additional disclosure including that the financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of its inception (July 20, 2010). Effective June 10, 2014, FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014. Consequently these additional disclosures are no longer included in these financial statements.

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

The carrying value of cash and accounts payable and accrued liabilities and loans payable approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

The recorded amounts of financial instruments, including cash, accounts payable and accrued expenses and loan from stockholders, approximate their market values as of June 30, 2015 due to the short term maturities of these financial instruments.

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

From inception through June 30, 2015, the Company has not owned a long term asset and accordingly no impairment charge has been recognized since inception.

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

At June 30, 2015, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the six months ended June 30, 2015 and 2014.

Stock-based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. No stock based compensation was issued or outstanding during the three and six months ended June 30, 2015 or 2014.

Earnings per Share

The Company computes loss per share in accordance with ASC 105, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding shares of common stock during the period. Diluted loss per share gives effect to all dilutive potential shares of common stock outstanding during the period.  Dilutive loss per share excludes all potential shares if their effect is anti-dilutive.

The Company had no potentially dilutive debt or equity instruments issued or outstanding during the three and six months ended June 30, 2015 or 2014.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Reclassifications

Certain amounts previously presented for prior periods have been reclassified. The reclassifications had no effect on net loss, total assets or total stockholders’ deficit.

3. LOANS PAYABLE

As of June 30, 2015, the Company had loans outstanding in the amount of $32,856. The loans bear simple interest at the rate of 1.5% per month, compounded monthly, which is repayable on repayment of the loans. The loans are repayable on demand, provided that the terms of the loans will not be later than nine months from the date of advance of the respective loans. The loans had accrued interest of $2,856 as of June 30, 2015.

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

The Company’s office premises are provided to it at no cost by its sole director and officer. The Company’s sole director and officer did not take any fees for serving as director or officer during the three and six month period ended June 30, 2015 or the year ended December 31, 2014.

5. STOCKHOLDERS’ DEFICIT

Common Stock

The total number of shares of common stock authorized that may be issued by the Company is 75,000,000 shares, having a par value of one tenth of one cent ($0.001) per share. No other class of shares is authorized.

No shares of common stock were issued during the three and six month period ended June 30, 2015 or 2014.

As at June 30, 2015, 6,000,000 shares of common stock were issued and outstanding.

Additional Paid in Capital

Effective August 28, 2014, the Company’s former director and principal stockholder forgave the balance of $9,717 due and payable to her by the Company. The gain arising on forgiveness of this liability has been recognized in additional paid in capital.

Stock Options and Warrants

No stock options or warrants were issued or outstanding during the six month period ended June 30, 2015 or the year ended December 31, 2014.

6. INCOME TAXES

As of June 30, 2015, the Company had net operating loss carry forwards of approximately $102,615 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Following the change in ownership of the Company effective August 28, 2014, certain annual limits may apply to the use of these tax losses in future years.

7.  SUBSEQUENT EVENT

The Company has evaluated subsequent events from June 30, 2015 to the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Corporate Overview

We were incorporated under the laws of the State of Nevada on July 20, 2010. Following incorporation, we commenced the business of representing authors to publishers.

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

Effective August 28, 2014, Mr. Geiskopf was appointed as president, secretary, treasurer and a director of our company, and concurrently, Ms. Wolf resigned as president, secretary and treasurer. Ms. Wolf resigned as a director of our company on November 17, 2014.

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

As of the date hereof, we have not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission (the “SEC”).

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

Results of Operations

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenue

We had no revenue for the three months ended June 30, 2015 and 2014.

Operating Expenses

We incurred general and administrative expenses of $8,863 and $9,039 for the three months ended June 30, 2015 and 2014, respectively, representing a decrease of $176 between the two periods. These expenses consisted primarily of professional fees, consulting fees and filing and transfer fees. The decrease in operating expenses between the two periods related primarily to a decrease in filing and transfer fees from $3,090 in 2014 to $2,593 in 2015, due to the fact that in 2014 we incurred filing fees pursuing a DTC application which we did not incur in 2015. The increase in professional fees from $2,750 in 2014 to $4,339 in 2015 was due to increased activity related to assessing alternative business opportunities. The decrease in consulting fees from $3,150 in 2014 to $496 in 2015 was due to the fact that no fees were paid to our current sole director and officer in 2015.

Net Loss

We incurred net losses of $8,863 and $9,039 for the three months ended June 30, 2015 and 2014, respectively, representing a decrease of $176, primarily attributable to the decrease in filing and transfer fees, the increase in professional fees and the decrease in consulting fees, as discussed above under the heading “Operating Expenses”.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenue

We had no revenue for the six months ended June 30, 2015 and 2014 reflecting our status as a development stage company.

Operating Expenses

We incurred operating expenses of $20,349 and $23,740 for the six months ended June 30, 2015 and 2014, respectively. These expenses consisted primarily of professional fees, consulting fees and filing and transfer fees. The decrease in operating expenses between the two periods related primarily to a decrease in filing and transfer fees from $15,090 in 2014 to $2,871 in 2015, due to the fact that in 2014 we incurred filing fees pursuing a DTC application which we did not incur in 2015. The increase in professional fees from $4,750 in 2014 to $13,658 in 2015 was attributable to increased activity related to assessing alternative business opportunities. The decrease in consulting fees from $3,600 in 2014 to $1,578 in 2015 was due to the fact that no fees were paid to our current sole director and officer in 2015. The increase in bank charges and interest from $300 to $2,241 is due to the increase in loan payable that bears monthly interest of 1.5%.

Net Loss

We incurred a net loss of $20,349 and $23,545 for the six months ended June 30, 2015 and 2014, respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2015	As at December 31, 2014

Current Assets	$458	$4,663
Current Liabilities	$33,356	$17,212
Working capital deficiency	$32,898	$12,549

Current Assets

Current assets of $458 as at June 30, 2015 and $4,663 as at December 31, 2014 were comprised only of cash and cash equivalents.

Current Liabilities

Current liabilities as at June 30, 2015 were attributable to $500 in accounts payable and accrued expenses and $32,856 in loans payable, compared to $6,598 in accounts payable and accrued expenses and $10,614 in loans payable as at December 31, 2014.

Cash Flow

	Six Months	Six Months
	ended	ended
	June 30,	June 30,
	2015	2014

Net cash used in operating activities	$24,205	$23,550
Net cash used in investing activities	-	-
Net cash provided by financing activities	20,000	-0-
Net decrease in cash and cash equivalents	$4,205	$23,550

Operating Activities

During the six months ended June 30, 2015, we used $24,205 in operating activities compared to $23,550 in the six months ended June 30, 2014. The decrease between 2014 and 2015 primarily relates to the decrease in net loss between the two periods.

Investing Activities

Investing activities used cash of $nil for the six month periods ended June 30, 2015 and June 30, 2014.

Financing Activities

Financing activities provided cash of $20,000 for the six month period ended June 30, 2015 compared to $0 for the six month period ended June 30, 2014.

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

General and administrative expenses are expected to include the fees and travel costs we expect to pay in connection with seeking out business opportunities, and negotiating and executing definitive agreements with respect to potential business acquisitions.

Professional fees are expected to include fees related to complying with public reporting requirements, maintaining our quotation on the OTCQB, and work related to evaluating potential business opportunities, including due diligence work.

Cash Requirements

As we have no cash flow from operations, we will require additional cash resources to meet our planned capital expenditures and working capital requirements for the next 12 months. We estimate that our capital needs over the next 12 months will be $20,000 to $50,000. We expect to require additional cash for general and administrative expenses and to evaluate new business opportunities. We expect to derive such cash through the sale of additional equity or debt securities or by obtaining a credit facility. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in debt service obligations, could cause additional dilution to our stockholders, and could require us to agree to financial covenants that could restrict our operations or modify our plans to source a new business opportunity. Financing may not be available in amounts or on terms acceptable to us, if at all. Failure to raise additional funds could cause our company to fail.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $102,615 as at June 30, 2015. Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

 “Disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, who is the sole officer and director of our company, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.  Based on this evaluation, he concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We had cash and cash equivalents in the amount of $458 and a working capital deficit of $32,898 as of June 30, 2015. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We would likely secure any additional financing necessary through a private placement of our common shares. There can be no assurance that any financing will be available to us, or, even if it is, if it will be offered on terms and conditions acceptable to us. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us, could have a material adverse effect upon our company. If additional funds are raised by issuing equity securities, dilution to existing or future shareholders will result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we may acquire.

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

We are authorized to issue up to 75,000,000 shares of common stock, of which 6,000,000 shares of common stock were issued and outstanding as of June 30, 2015. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future.

There is currently no established public trading market for our common stock, which makes it difficult for our stockholders to resell their shares.

There is currently no established public trading market for our common stock. There is a limited public market for our common stock through its quotation on the OTCQB operated by the OTC Markets Group. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a national securities exchange like the NASDAQ or the NYSE. Accordingly, stockholders may have difficulty reselling any of our shares. We cannot assure you that there will be a market for our common stock in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the fiscal quarter ended June 30, 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Since the beginning of the fiscal quarter ended June 30, 2015, we have had no senior securities issued and outstanding.

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
Dated:  August 14, 2015