Form 10-Q
period 2015-09-30
RedStone Literary Agents, Inc.
filed 2015-11-16
CIK 1515139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

6,000,000 common shares issued and outstanding as at November 16, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended September 30, 2015 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

RedStone Literary Agents, Inc.
Condensed Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014

Assets

Current Assets
Cash and cash equivalents	$33,589	$4,663
Total Current Assets	33,589	4,663

Total Assets	$33,589	$4,663

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$8,304	$6,598
Loan payable	-	10,614
Total Current Liabilities	8,304	17,212

Convertible note payable	74,932	-

Total Liabilities	83,236	17,212

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,000,000 shares issued and outstanding:	6,000	6,000
Additional paid-in-capital	63,717	63,717
Accumulated deficit	(119,364)	(82,266)
Total Stockholders’ Deficit	(49,647)	(12,549)

Total Liabilities and Stockholders’ Deficit	$33,589	$4,663

The accompanying notes are an integral part of these unaudited condensed financial statements.

RedStone Literary Agents, Inc.
Condensed Statement of Operations
(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Revenue	$-	$-	$-	$-

General and administrative expenses
Bank charges and interest	2,077	43	4,318	343
Consulting fees	284	236	1,862	3,836
Professional fees	9,404	2,094	23,062	6,844
Filing and transfer fees	4,984	1,299	7,856	16,389
Total general and administrative expenses	16,749	3,672	37,098	27,412

Net loss from operations	(16,749)	(3,672)	(37,098)	(27,412)

Provision for taxes	-	-	-	-

Net loss	$(16,749)	$(3,672)	(37,098)	(27,412)

Loss per common share – basic and diluted	$(0.00)*	$(0.00)*	(0.01)*	(0.00)*

Weighted average number of common shares
outstanding, basic and diluted	6,000,000	6,000,000	6,000,000	6,000,000

* Denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these unaudited condensed financial statements.

RedStone Literary Agents, Inc.
Condensed Statement of Changes in Stockholders’ Equity/(Deficit)
 (Unaudited)

					Total
					Stock-
	Common Stock		Additional		holders’
	Number of		Paid-in	Accumulated	Equity/
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2013	6,000,000	$6,000	$54,000	$(45,962)	$14,038

Debt forgiveness – related party	-	-	9,717	-	9,717

Net loss for the year	-	-	-	(36,304)	(36,304)

Balance, December 31, 2014	6,000,000	6,000	63,717	(82,266)	(12,549)

Net loss for the nine month period	-	-	-	(37,098)	(37,098)

Balance, September 30, 2015	6,000,000	$6,000	$63,717	$(119,364)	$(49,647)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RedStone Literary Agents, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2014
Cash derived from (used for) Operating activities
Net loss for the period	$(37,098)	$(27,412)
Adjustments to reconcile net loss to net cash
provided by operating activities	-	-
Changes in operating assets and liabilities
Accrued interest	1,107	-
Accounts payable and accrued expenses	1,706	-
Net cash used in operating activities	(34,285)	(27,412)

Investing activities	-	-
Net cash provided by investing activities	-	-

Financing activities
Proceeds from convertible note payable	73,825	-
Payments on loan payable	(10,614)	-
Proceeds from loan payable – related party	-	10,885
Net cash provided by financing activities	63,211	10,885

Net changes in cash and equivalents	28,926	(16,527)

Cash and equivalents at beginning of the period	4,663	23,665

Cash and equivalents at end of the period	$33,589	$7,138

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$-	$-

Cash paid for income taxes	$-	$-

NON-CASH FINANCING TRANSACTIONS
	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RedStone Literary Agents, Inc.
Notes to Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2015 and 2014
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

In November 2014, Ms. Wolf resigned as a director of the Company and the Company ceased pursuing the publishing service business and is now seeking new business opportunities with established business entities to effect a merger or other form of business combination with the Company. There can be no assurance, however, that the Company will be able to identify such a business or acquire the financing necessary to enable it to pursue its plan of operation and enter into such an agreement.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $119,364 as at September 30, 2015 and further losses are anticipated in the pursuit of a new business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), including as set out in Form 10-Q and Article 8 of Regulation S-X.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the Company’s annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2015.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates that may change in the near future include the value of potential beneficial conversion features related to convertible notes. Actual results could differ from those estimates.

The carrying value of cash and accounts payable and accrued liabilities and loans payable approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Earnings per Share

The Company computes loss per share in accordance with ASC 105, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding shares of common stock during the period. Diluted loss per share gives effect to all dilutive potential shares of common stock outstanding during the period. Dilutive loss per share excludes all potential shares of common stock if their effect is anti-dilutive.

The Company has not included potentially dilutive debt or equity instruments issued or outstanding during the three and nine months ended September 30, 2015 or 2014 in the computation of earnings per share, since all common stock equivalents would have an anti-dilutive effect on net loss per share.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3. CONVERTIBLE NOTE PAYABLE

On September 14 2015, the Company entered into a private placement subscription agreement with, and issued an unsecured convertible note (the “Note”) in the principal amount of $73,825 (the “Principal Amount”) to, one subscriber. Prior to issuance of the Note, the Company was indebted to the subscriber with respect to: (i) a loan in the principal amount of $10,000 made to the Company by the subscriber pursuant to the terms of a loan agreement dated August 28, 2014, and accrued interest thereon of $1,956, for a total amount outstanding of $11,956, and (ii) a loan in the principal amount of $20,000 made to the Company by the subscriber pursuant to the terms of a loan agreement dated February 26, 2015, and accrued interest thereon of $1,869, for a total amount outstanding of $21,869, for total indebtedness in the amount of $33,825 (the ”Outstanding Debt”). The purchase price of the Note was paid by: (i) settlement of the Outstanding Debt, and (ii) the lending of an additional $40,000 to the Company by the subscriber.

The Note will mature five years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually, and accrued interest will be payable on the earlier of: (i) the maturity date of the Note, (ii) any conversion date, and (iii) the date that all amounts owing under the Note are prepaid by the Company as provided in the Note. The Company may prepay the loan at any time on ten days’ prior notice to the lender. The Principal Amount, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share. The Company has determined (estimated) that there is no beneficial conversion feature associated with this agreement.

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

The Company’s office premises are provided to it at no cost by its sole director and officer. The Company’s sole director and officer did not take any fees for serving as director or officer during the three and nine month periods ended September 30, 2015 or the year ended December 31, 2014.

5. INCOME TAXES

As of September 30, 2015, the Company had net operating loss carry forwards of approximately $119,364 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Following the change in ownership of the Company on August 28, 2014, certain annual limits may apply to the use of these tax losses in future years.

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2015 to the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Although we believe the expectations reflected in the forward-looking statements in this report are reasonable, actual results could differ materially from those projected or assumed in any forward-looking statements. All forward-looking statements are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to: our current lack of working capital; a possible inability to raise additional financing; the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain; deterioration in general or regional economic conditions; adverse state or federal legislation or regulations that increase the costs of compliance; inability to efficiently manage our operations; and the unavailability of funds for capital expenditures.

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

On August 28, 2014, pursuant to a transfer agreement dated for reference August 28, 2014, Mary Wolf, our former sole director and officer, sold to James P. Geiskopf, our current sole officer and director, 3,000,000 shares of our common stock for total consideration of $20,000. Mr. Geiskopf paid the $20,000 purchase price for these shares using personal funds. Mr. Geiskopf holds approximately 50% of our issued and outstanding common stock.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenue

We had no revenue for the three months ended September 30, 2015 and 2014.

Operating Expenses

We incurred general and administrative expenses of $16,749 and $3,672 for the three months ended September 30, 2015 and 2014, respectively, representing an increase of $13,077 between the two periods. These expenses consisted primarily of professional fees, consulting fees, bank charges and interest, and filing and transfer fees. The increase in operating expenses between the two periods related primarily to the increase in bank charges from $43 in 2014 to $2,077 in 2015, an increase in professional fees from $2,094 in 2014 to $9,404 in 2015 and an increase in filing and transfer fees from $1,299 in 2014 to $4,984 in 2015. The increase in bank charges and interest from $43 in 2014 to $2,077 in 2015 was due to interest fees accrued on an outstanding note. The increase in professional fees from $2,094 in 2014 to $9,404 in 2015 was due to increased activity related to assessing alternative business opportunities. The increase in filing and transfer fees from $1,299 in 2014 to $4,984 in 2015 was due to termination fees payable in connection with a change of transfer agent in 2015.

Net Loss

We incurred net losses of $16,749 and $3,672 for the three months ended September 30, 2015 and 2014, respectively, representing an increase of $13,077, primarily attributable to the increase in bank charges and interest, professional fees and filing and transfer fee, as discussed above under the heading “Operating Expenses”.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenue

We had no revenue for the nine months ended September 30, 2015 and 2014.

Operating Expenses

We incurred general and administrative expenses of $37,098 and $27,412 for the nine months ended September 30, 2015 and 2014, respectively, representing an increase of $9,686 between the two periods. These expenses consisted primarily of professional fees, consulting fees, bank charges and interest, and filing and transfer fees. The increase in operating expenses between the two periods related primarily to the increase in bank charges from $343 in 2014 to $4,318 in 2015, a decrease in consulting fees from $3,836 in 2014 to $1,862 in 2015, an increase in professional fees from $6,844 in 2014 to $23,062 in 2015 and a decrease in filing and transfer fees from $16,389 in 2014 to $7,856 in 2015. The increase in bank charges and interest from $343 in 2014 to $4,318 in 2015 was due to interest fees accrued on an outstanding note. The decrease in consulting fees from $3,836 in 2014 to $1,862 in 2015 was due to the fact that no fees were paid to our current sole director and officer in 2015. The increase in professional fees from $6,844 in 2014 to $23,062 in 2015 was due to increased activity related to assessing alternative business opportunities. The decrease in filing and transfer fees from $16,389 in 2014 to $7,856 in 2015 was due to the fact that in 2014 we incurred filing fees pursuing a DTC application which we did not incur in 2015.

Net Loss

We incurred net losses of $37,098 and $27,412 for the nine months ended September 30, 2015 and 2014, respectively, due to the factors discussed above under the heading, “Operating Expenses”.

Liquidity and Capital Resources

Working Capital

	As at	As at
	September 30,	December 31,
	2015	2014
	(unaudited) $	(audited) $

Current assets	33,589	4,663
Current liabilities	8,304	17,212
Working capital (deficit)	25,285	(12,549)

Current Assets

Current assets of $33,589 as at September 30, 2015 and $4,663 as at December 31, 2014 were comprised only of cash and cash equivalents.

Current Liabilities

Current liabilities as at September 30, 2015 were attributable to $8,304 in accounts payable and accrued expense, compared to $6,598 in accounts payable and accrued expenses and $10,614 in loans payable as at December 31, 2014.

Cash Flow

	Nine Months	Nine Months
	ended	ended
	September 30,	September 30,
	2015	2014

Net cash used in operating activities	$34,285	$27,412
Net cash used in investing activities	-	-
Net cash provided by financing activities	63,211	10,885
Net increase (decrease) in cash and cash equivalents	$28,926	$(16,527)

Operating Activities

During the nine months ended September 30, 2015, we used $34,285 in operating activities compared to $27,412 in the nine months ended September 30, 2014. The increase in cash used in operating activities between 2014 and 2015 primarily related to increased expenses incurred in connection with the evaluation of new business opportunities.

Investing Activities

Investing activities used cash of $nil for the nine month periods ended September 30, 2015 and September 30, 2014.

Financing Activities

Financing activities provided cash of $63,211 for the nine month period ended September 30, 2015 compared to $10,885 for the nine month period ended September 30, 2014.

During the nine months ended September 30, 2015 we received $73,825 by way of an unsecured convertible note and during the nine months ended September 30, 2014 we received $10,095 by way of loans payable.  The convertible note issued in September 2015 will mature five years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually. The principal amount, plus any interest accrued thereon, may be converted into shares of our common stock at a conversion price of $0.03 per share.

Plan of Operations

We expect that we will require $30,000 to $50,000, in addition to our current cash to fund our operating expenditures for the next twelve months. Projected working capital requirements for the next twelve months are as follows:

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

Cash Requirements

As we have no cash flow from operations, we will require additional cash resources to meet our planned capital expenditures and working capital requirements, as described above, for the next 12 months. We expect to derive such cash through the sale of additional equity or debt securities or by obtaining a credit facility. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in debt service obligations, could cause additional dilution to our stockholders, and could require us to agree to financial covenants that could restrict our operations or modify our plans to source a new business opportunity. Financing may not be available in amounts or on terms acceptable to us, if at all. Failure to raise additional funds could cause our company to fail.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $119,364 as at September 30, 2015. Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

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

Our principal executive officer and principal financial officer, who is the sole officer and director of our company, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.  Based on this evaluation, he concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We are, and will continue to be, an insignificant participant among many companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all of those entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations. If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business. If we go out of business, investors will lose their entire investment in our company.

The current state of capital markets, particularly for small companies, is expected to reduce our ability to obtain the financing necessary to continue our business. If we cannot raise the funds that we need to continue acquisitions and fund future business opportunities, we will go out of business and investors will lose their entire investment in our company.

The state of the financial markets in recent years has resulted in increased difficulties for our company, and other smaller companies, to raise capital for our continued operations and to consummate a business opportunity with a viable business. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable or at all.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash and cash equivalents in the amount of $33,589 and a working capital deficit of $49,647 as of September 30, 2015. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may attempt to secure additional financing through a private placement of our common stock, or through other means, but there can be no assurance that any financing will be available to us, or, even if it is, if it will be offered on terms and conditions acceptable to us. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us, could have a material adverse effect upon our company. If additional funds are raised by issuing equity securities, dilution to existing or future shareholders will result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we may acquire.

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

Mr. Geiskopf, our president, secretary, treasurer and sole director, owns 3,000,000 shares of our common stock and controls a majority of the votes attached to our outstanding voting securities. As a result, he has the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition of assets, and the issuance of securities. Because he controls a majority of votes, it would be very difficult for investors to replace our management if they disagree with the way our business is being operated. Because the influence by Mr. Geiskopf could result in management making decisions that are in the best interest of Mr. Geiskopf and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 75,000,000 shares of common stock, of which 6,000,000 shares of common stock were issued and outstanding as of September 30, 2015. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the fiscal quarter ended September 30, 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Since the beginning of the fiscal quarter ended September 30, 2015, we have had no senior securities issued and outstanding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1 (1)	Articles of Incorporation
3.2 (2)	Bylaws
(10)	Material Contracts
10.1 (3)	Private placement subscription agreement dated September 14, 2015
10.2 (3)	Unsecured convertible note dated September 14, 2015
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

(1)	Filed as an exhibit to our registration statement on Form S-1 on March 30, 2011 and incorporated herein by reference.

(2)	Filed as an exhibit to our current report on Form 8-K on September 2, 2014 and incorporated herein by reference.

(3)	Filed as an exhibit to our current report on Form 8-K on September 15, 2015 and incorporated herein by reference.

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
Dated:  November 16 , 2015