Form 10-K
period 2015-12-31
RedStone Literary Agents, Inc.
filed 2016-03-30
CIK 1515139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 29, 2016, there were 6,000,000 shares of common stock outstanding.

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

Effective August 28, 2014, Mr. Geiskopf was appointed as our president, secretary and treasurer and to our board of directors, and as a result, Ms. Wolf resigned as president, secretary and treasurer. Ms. Wolf resigned as a director of our company on November 17, 2014.

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

Like other smaller companies, we face difficulties in raising capital for our continued operations and to consummate a business opportunity with a viable business. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash and cash equivalents in the amount of $13,870 and a working capital deficit of $68,037 as of December 31, 2015. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We would likely secure any additional financing necessary through a private placement of our common stock. There can be no assurance that any financing will be available to us, or, even if it is, if it will be offered on terms and conditions acceptable to us. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us, could have a material adverse effect upon our company. If additional funds are raised by issuing equity securities, dilution to existing or future shareholders will result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we may acquire.

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

We are authorized to issue up to 75,000,000 shares of common stock, of which 6,000,000 shares of common stock were issued and outstanding as of March 29, 2016. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future.

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

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined in Rule 15g-9) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Quarter Ended	High Bid	Low Bid

December 31, 2015	$5.00	$5.00
September 30, 2015	$5.00	$5.00
June 30, 2015	$5.00	$5.00
March 31, 2015	$5.00	$5.00
December 31, 2014	$5.00	$5.00
September 30, 2014	$5.00	$5.00
June 30, 2014	$5.00	$5.00
March 31, 2014	$5.00	$5.00

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is currently Pacific Stock Transfer, located at 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119.

Holders of Common Stock

As of March 29, 2016, there were approximately 21 holders of record of our common stock. As of such date, 6,000,000 shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended December 31, 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited annual financial statements and the related notes thereto for the year ended December 31, 2015 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. See “Risk Factors”.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of December 31, 2015, we had an accumulated deficit of $137,754. Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

In its report on our financial statements for the year ended December 31, 2015, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Year Ended December 31, 2015 and December 31, 2014

During the fiscal years ended December 31, 2015 and 2014, we did not generate any revenue. We incurred operating expenses of $55,488 and $36,304 for the years ended December 31, 2015 and 2014, respectively, an increase of $19,184. These expenses consisted primarily of professional, consulting and filing fees. Our professional fees increased by $19,449 from $14,247 in 2014 to $33,696 in 2015 due to increased business activity related to assessing alternative business opportunities. Our filing and transfer fees decreased by $8,618 from $17,364 in 2014 to $8,746 in 2015. These fees were higher in 2014 due primarily to filing fees incurred in pursuing a DTC application. Similar fees were not incurred in 2015.

Liquidity and Capital Resources

Working Capital

	At December 31, 2015	At December 31, 2014

Current assets	$13,870	$4,663
Current liabilities	4,150	17,212
Working capital (deficiency)	$9,720	$12,549

Current Assets

Current assets of $13,870 as at December 31, 2015 and $4,663 as at December 31, 2014 were comprised only of cash and cash equivalents.

Current Liabilities

Current liabilities as at December 31, 2015 were attributable to $4,150 in accounts payable and accrued liabilities (2014: $6,598), $nil in loans payable (2014: $10,614) and $77,757 in loan payable – related party (2014: $nil).

Cash Flow

	Year	Year
	ended	ended
	December 31,	December 31,
	2015	2014

Net cash used in operating activities	$50,793	$29,192
Net cash used in investing activities	-	-
Net cash provided by financing activities	60,000	10,190
Net increase (decrease) in cash and cash equivalents	$9,207	$19,002

Operating Activities

Net cash used in operating activities was $50,793 for the year ended December 31, 2015, as compared to $29,192 used in operating activities for the year ended December 31, 2014, an increase of $21,601. The increase in net cash used in operating activities was primarily due to a $19,184 increase in operating expenses, partially offset for cash flow purposes by a decrease in accounts payable and accrued expenses.

Investing Activities

Investing activities used cash of $nil for the years ended December 31, 2015 and December 31, 2014.

Financing Activities

Financing activities provided cash of $60,000 for the year ended December 31, 2015 and $10,190 for the year ended December 31, 2014. The cash from financing activities for 2015 was derived from proceeds of a convertible note in the principal amount of $60,000. This convertible note bears interest at the rate of 1.5% per month. We had accrued interest of $7,143 on this loan as of December 31, 2015.  The loan is repayable on demand but such demand will be made no later than nine months from the date the loan was granted.

Non-Cash Financing Transactions

There were no non-cash financing transactions during the year ended December 31, 2015.

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

General and administrative expenses are expected to include the fees and travel costs we expect to pay in connection with seeking out business opportunities and negotiating and executing definitive agreements for the new business acquisition.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Redstone Literary Agents, Inc.
Fairfield, California

We have audited the accompanying balance sheet Redstone Literary Agents, Inc. as of December 31, 2015 and the related statements of operations, stockholders’ equity/ (deficit) and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Redstone Literary Agents, Inc .as of December 31, 2015 and the results of its operations and cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered losses from inception and has a limited operating history which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C

Pritchett, Siler & Hardy, P.C
Salt Lake City, Utah 84111
March 29, 2016

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

Wheat Ridge, Colorado
March 27, 2015

___________________________________________________________________________________________________
9605 West 49th Ave. Ste. 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~ Fax 303-456-7488 ~
www.cutlercpas.com

RedStone Literary Agents, Inc.
Balance Sheets

	December 31,	December 31,
	2015	2014
Assets

Current Assets
Cash and cash equivalents	$13,870	$4,663
Total Current Assets	13,870	4,663

Total Assets	$13,870	$4,663

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$4,150	$6,598
Current portion of loan payable	-	10,614
Total Current Liabilities	4,150	17,212-

Non-Current Liabilities
Loan payable	77,757	-

Total Liabilities	81,907	17,212

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,000,000 shares issued and outstanding:	6,000	6,000
Additional paid-in-capital	63,717	63,717
Deficit accumulated during the development stage	(137,754)	(82,266)
Total Stockholders’ Deficit	(68,037)	(12,549)

Total Liabilities and Stockholders’ Deficit	$13,870	$4,663

The accompanying notes are an integral part of these financial statements.

RedStone Literary Agents, Inc.
Statement of Operations

	Year Ended December 31, 2015	Year Ended December 31, 2014

Revenue	$-	$-

General and administrative expenses
Professional fees	33,696	14,247
Consulting fees	5,903	3,836
Bank charges and interest	7,143	857
Filing and transfer fees	8,746	17,364
Total general and administrative expenses	55,488	36,304

Net loss from operations	(55,488)	(36,304)

Provision for taxes	-	-

Net loss	$(55,488)	$(36,304)

Loss per common share – Basic and diluted	$(0.01)*	$(0.01)*

Weighted average number of common shares outstanding, basic and diluted	6,000,000	6,000,000

* Denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these financial statements.

RedStone Literary Agents, Inc.
Statement of Changes in Stockholders’ Deficit

					Total
					Stock-
	Common Stock		Additional		holders’
	Number of		Paid-in	Deficit	Equity /
	Shares	Amount	Capital	Accumulated	(Deficit)

Balance, December 31, 2013	6,000,000	$6,000	$54,000	$(45,962)	$14,038

Debt forgiveness – related party	-	-	9,717	-	9,717

Net loss for the year	-	-	-	(36,304)	(36,304)

Balance, December 31, 2014	6,000,000	6,000	63,717	(82,266)	(12,549)

Net loss for the year	-	-	-	(55,488)	(55,488)

Balance December 31, 2015	6,000,000	$6,000	$63,717	$(137,754)	$(68,037)

The accompanying notes are an integral part of these financial statements.

RedStone Literary Agents, Inc.
Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Cash derived from (used for) Operating activities
Net loss for the period	$(55,488)	$(36,304)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	-	-
Changes in operating assets and liabilities
Accrued interest	7,143	614
Accounts payable and accrued expenses	(2,448)	6,498
Net cash (used in) operating activities	(50,793)	(29,192)

Investing activities	-	-
Net cash provided by (used in) investing activities	-	-

Financing activities
Proceeds from note	60,000	-
Proceeds from loan payable	-	10,000
Proceeds from loan payable-related party	-	190
Net cash provided by financing activities	60,000	10,190

Net changes in cash and equivalents	9,207	(19,002)

Cash and equivalents at beginning of the year	4,663	23,665

Cash and equivalents at end of the year	$13,870	$4,663

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$-	$-

Cash paid for income taxes	$-	$-

NON-CASH FINANCING TRANSACTIONS
Debt forgiveness – related party	$-	$9,717

The accompanying notes are an integral part of these financial statements.

RedStone Literary Agents, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2015 and 2014

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $137,754 as at December 31, 2015 and further losses are anticipated in the pursuit of a new business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

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

The recorded amounts of financial instruments, including cash, accounts payable and accrued expenses and loan from stockholders, approximate their market values as of December 31, 2015 due to the short term maturities of these financial instruments.

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

At December 31, 2015, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the years ended December 31, 2015 and 2014.

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

With the exception of the convertible note payable discussed in Note 3, the Company had no potentially dilutive debt or equity instruments issued or outstanding during the years ended December 31, 2015 or 2014.

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

3. NOTE PAYABLE

On September 14 2015, the Company entered into a private placement subscription agreement with, and issued an unsecured convertible note (the “Note”) in the principal amount of $73,825 (the “Principal Amount”) to one subscriber.  Prior to issuance of the note, the Company was indebted to the subscriber with respect to: (i) a loan in the principal amount of $10,000 made to the Company by the subscriber pursuant to the terms of a loan agreement dated August 28, 2014, and accrued interest thereon of $1,956, for a total amount outstanding of $11,956, and (ii) a loan in the principal amount of $20,000 made to the Company by the subscriber pursuant to the terms of a loan agreement dated February 26, 2015, and accrued interest thereon of $1,869, for a total amount outstanding of $21,869, for total indebtedness in the amount of $33,825 (the “Outstanding Debt”). The purchase price of the Note was paid by (i) settlement of the Outstanding Debt, and (ii) the payment of an additional $40,000 to the Company by the subscriber.

The Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually. The Principal Amount, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.

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

The Company’s office premises are provided to it at no cost by its sole director and officer. The Company’s sole director and officer did not take any fees for serving as director or officer during the years ended December 31, 2015 or 2014.

5. STOCKHOLDERS’ DEFICIT

Common Stock

The total number of shares of common stock authorized that may be issued by the Company is 75,000,000 shares, having a par value of one tenth of one cent ($0.001) per share. No other class of shares is authorized.

No shares of common stock were issued during the years ended December 31, 2015 or 2014.

As at December 31, 2015, 6,000,000 shares of common stock were issued and outstanding.

Additional Paid in Capital

Effective August 28, 2014, the Company’s former director and principal stockholder forgave the balance of $9,717 due and payable to her by the Company. The gain arising on forgiveness of this liability has been recognized in additional paid in capital.

Stock Options and Warrants

No stock options or warrants were issued or outstanding during the years ended December 31, 2015 or 2014.

6.  INCOME TAXES

For the fiscal years 2015 and 2014, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2015 and 2014, the Company has net operating loss carry forwards of approximately $137,754 and $82,265, respectively. The carry forwards expire through the year 2035. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

6.  INCOME TAXES (continued)

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	For the Years Ended
	December 31,
	2015	2014

Tax expense (benefit) at the statutory rate	$(18,866)	$(12,343)
State income taxes, net of federal income tax benefit	(3,052)	(1,997)
Non-deductible items	–	–
Change in valuation allowance	21,918	14,340
Total	$–	$–

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.  There are no temporary differences in the years ended December 31, 2015 and 2014.

The tax effect of significant components of the Company's deferred tax assets and liabilities at December 31, 2015 and 2014, respectively, are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforward	$36,258	$14,340
Stock options	–	–
Total gross deferred tax assets	36,258	14,340
Less: Deferred tax asset valuation allowance	(36,258)	(14,340)
Total net deferred tax assets	–	–

Deferred tax liabilities:
Depreciation	–	–
Total deferred tax liabilities	–	–

Total net deferred taxes	$–	$–

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2015 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $36,258 and $14,340 as of December 31, 2015 and 2014, respectively.

7.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2015 to the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our principal executive officer and principal financial officer, who is the sole officer and director of our company, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015.  Based on this evaluation he concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our sole director and officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our sole director and officer concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee; (2) the fact that we only had a single director and officer, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our principal executive officer in connection with the review of our financial statements as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed

James P. Geiskopf	President, Secretary, Treasurer and Director	56	August 28, 2014

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC, and to provide us with copies of those filings. Based solely on the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended December 31, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2015;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2015; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2015,

who we will collectively refer to as “named executive officers”, for all services rendered in all capacities to our company for the years ended December 31, 2015, 2014 and 2013, are set out in the following table:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

James P. Geiskopf (1)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Secretary, Treasurer	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
and Director	2013	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
(1)	Mr. Geiskopf was appointed as president, secretary, treasurer and a director of our company on August 28, 2014.

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

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2015, we had not adopted any equity compensation plan and no stock, options or other equity securities were awarded to our executive officers during the year ended December 31, 2015.

Compensation of Directors

We have no formal plan for compensating our directors for their services as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2016, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers and by our current executive officers and directors as a group.

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

(2)	Percentage of common stock is based on 6,000,000 shares of our common stock issued and outstanding as of March 29, 2016.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended December 31, 2015 and December 31, 2014 for professional services rendered by Cutler & Co., LLC, our independent registered public accounting firm:

Fees	2015	2014

Audit Fees	$11,200	$7,750
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$11,200	$7,750

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

Date: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ James P. Geiskopf
James P. Geiskopf
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Date: March 30, 2016