Form 10-K
period 2016-12-31
RedStone Literary Agents, Inc.
filed 2017-03-23
CIK 1515139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission file number: 000-55049

REDSTONE LITERARY AGENTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3250 Oakland Hills Court, Fairfield, CA  94534
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: 707.208.6368

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

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

$90,000 based on a price of $0.03 per share multiplied by 3,000,000 shares of common stock held by non-affiliates.  Shares of our common stock did not trade during the year ended December 31, 2016.  As a result, the aggregate market value has been determined by the conversion price of a convertible note issued on December 30, 2016.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 14, 2017, there were 6,000,000 shares of common stock outstanding.

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

We had cash and cash equivalents in the amount of $56,050 and a working capital deficit of $7,037 as of December 31, 2016. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We would likely secure any additional financing necessary through a private placement of our common stock. There can be no assurance that any financing will be available to us, or, even if it is, if it will be offered on terms and conditions acceptable to us. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us, could have a material adverse effect upon our company. If additional funds are raised by issuing equity securities, dilution to existing or future shareholders will result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we may acquire.

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

We are authorized to issue up to 75,000,000 shares of common stock, of which 6,000,000 shares of common stock were issued and outstanding as of March 14, 2017. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future.

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

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. ]

Quarter Ended	High Bid	Low Bid

December 31, 2016	N/A	N/A
September 30, 2016	N/A	N/A
June 30, 2016	N/A	N/A
March 31, 2016	N/A	N/A
December 31, 2015	$5.00	$5.00
September 30, 2015	$5.00	$5.00
June 30, 2015	$5.00	$5.00
March 31, 2015	$5.00	$5.00

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is currently Action Stock Transfer, located at 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, Utah 84121.

Holders of Common Stock

As of March 14, 2017, there were approximately 27 holders of record of our common stock. As of such date, 6,000,000 shares were issued and outstanding.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited annual financial statements and the related notes thereto for the year ended December 31, 2016 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. See “Risk Factors”.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of December 31, 2016, we had an accumulated deficit of $225,950. Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

In its report on our financial statements for the year ended December 31, 2016 our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Year Ended December 31, 2016 and December 31, 2015

During the fiscal years ended December 31, 2016 and 2015, we did not generate any revenue. We incurred operating expenses of $88,196 and $55,488 for the years ended December 31, 2016 and 2015, respectively, an increase of $32,708. These expenses consisted primarily of professional fees, interest, consulting fees and filing fees. The increase in operating expenses between the two periods related primarily to the increase in professional fees from $33,696 in 2015 to $58,626 in 2016, an increase in note interest and bank charges from $7,143 in 2015 to $15,513 in 2016 and an increase in consulting fees from $5,903 in 2015 to $9,000 in 2016, offset by a decrease in filing and transfer fees from $8,746 in 2015 to $5,058 in 2016. The increase in professional fees from $33,696 in 2015 to $58,625 in 2016 was primarily due to the fact that we were evaluating new business opportunities.  The decrease in filing and transfer agent fees from $8,746 in 2015 to $5,058 in 2016 was due to a one time set up charge from the transfer agent in August 2015.  The increase in note interest and bank charges from $7,143 in 2015 to $15,513 in 2016 was due to note interest fees accrued on the additional outstanding advance in August, 2015 for the full year in 2016, plus a $1,500 one-time note restructuring fee.  The increase in consulting fees from $5,903 in 2015 to $9,000 in 2016 was due to the hiring of a new consultant.

Liquidity and Capital Resources

Working Capital

	At December 31, 2016	At December 31, 2015

Current assets	$56,050	$13,870
Current liabilities	49,013	4,150
Working capital	$7,037	$9,720

Current Assets

Current assets of $56,050 as at December 31, 2016 and $13,870 as at December 31, 2015 were comprised only of cash and cash equivalents.

Current Liabilities

Current liabilities as at December 31, 2016 were attributable to $49,013 in accounts payable and accrued liabilities (2015: $4,150).

Cash Flow

	Year	Year
	ended	ended
	December 31, 2016	December 31, 2015

Net cash used in operating activities	$27,820	$50,793
Net cash used in investing activities	-	-
Net cash provided by financing activities	70,000	60,000
Net increase (decrease) in cash and cash equivalents	$42,180	$9,207

Operating Activities

Net cash used in operating activities was $27,820 for the year ended December 31, 2016, as compared to $50,793 used in operating activities for the year ended December 31, 2015, a decrease of $22,973. The decrease in net cash used in operating activities was primarily due to a $32,708 increase in operating expenses, partially offset for cash flow purposes by a decrease in accounts payable and accrued expenses.

Investing Activities

Investing activities used cash of $nil for the years ended December 31, 2016 and December 31, 2015.

Financing Activities

Financing activities provided cash of $70,000 for the year ended December 31, 2016 and $60,000 for the year ended December 31, 2015. The cash from financing activities for 2016 was derived from proceeds of two convertible note in the principal amount of $50,000 and $21,500. The $21,500 note included a $1,500 refinancing fee.  These convertible notes each bear interest at the rate of 18% per annum. We had accrued interest of $15,513 on the 2015 and 2016 loans as of December 31, 2016.  The principal amount of the 2015 loan, together with the interest, is payable in full on September 14, 2020.  The principal amount of the 2016 loans, together with the interest, is payable in full on December 30, 2021.  The principal amount, plus any interest accrued thereon, may be converted into shares of common stock of our company at a conversion price of $0.03 per share.  In addition, we issued an unsecured interest free demand note during the year.  This note was repaid in full during the year.

Non-Cash Financing Transactions

There were no non-cash financing transactions during the year ended December 31, 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Redstone Literary Agents, Inc.
Fairfield, California

We have audited the accompanying balance sheets of Redstone Literary Agents, Inc. as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redstone Literary Agents, Inc. as of December 31, 2016 and 2015 the results of its operations and cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.
Salt Lake City, Utah 84111
March 22, 2017

RedStone Literary Agents, Inc.
Balance Sheets

	December 31	December 31,
	2016	2015
Assets

Current Assets
Cash and cash equivalents	$56,050	$13,870
Total Current Assets	56,050	13,870

Total Assets	$56,050	$13,870

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$49,013	$4,150

Total Current Liabilities	49,013	4,150

Non-Current Liabilities
Convertible notes payable	163,270	77,757
Total Liabilities	212,283	81,907

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,000,000 shares issued and outstanding:	6,000	6,000
Additional paid-in-capital	63,717	63,717
Accumulated deficit	(225,950)	(137,754)
Total Stockholders’ Deficit	(156,233)	(68,037)

Total Liabilities and Stockholders’ Deficit	$56,050	$13,870

The accompanying notes are an integral part of these financial statements.

RedStone Literary Agents, Inc.
Statements of Operations

	Year Ended December 31, 2016,	Year Ended December 31, 2015

Revenue	$-	$-

General and administrative expenses
Professional fees	58,625	33,696
Note interest and bank charges	15,513	7,143
Consulting fees	9,000	5,903
Filing and transfer fees	5,058	8,746
Total general and administrative expenses	88,196	55,488

Net loss from operations	(88,196	(55,488)

Provision for taxes	-	-

Net loss	(88,196)	(55,488)

Loss per common share – Basic and diluted	(0.01)	(0.01)

Weighted average number of common shares outstanding, basic and diluted	6,000,000	6,000,000

The accompanying notes are an integral part of these financial statements.

RedStone Literary Agents, Inc.
Statement of Changes in Stockholders’ Deficit

					Total
					Stock-
	Common Stock		Additional		holders’
	Number of		Paid-in	Deficit	Equity /
	Shares	Amount	Capital	Accumulated	(Deficit)

Balance, December 31, 2014	6,000,000	$6,000	$63,717	$(82,266)	$(12,549)

Net loss for the year	-	-	-	(55,488)	(55,488)

Balance, December 31, 2015	6,000,000	6,000	63,717	(137,754)	(68,037)

Net loss for the year	-	-	-	(88,196)	(88,196)

Balance December 31, 2016	6,000,000	$6,000	$63,717	$(225,950)	$(156,233)

The accompanying notes are an integral part of these financial statements

RedStone Literary Agents, Inc.
Statements of Cash Flows

	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash derived from (used for) Operating activities
Net loss for the period	$(88,196)	$(55,488)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	-	-
Changes in operating assets and liabilities
Accrued interest included in convertible notes payable	15,513	7,143
Accounts payable and accrued expenses	44,863	(2,448)
Net cash (used in) operating activities	(27,820)	(50,793)

Investing activities	-	-
Net cash provided by (used in) investing activities	-	-

Financing activities
Proceeds from issuance of unsecured note payable	20,000	-
Proceeds from issuance of convertible notes payable	70,000	60,000
Payments on unsecured note payable	(20,000)	-
Net cash provided by financing activities	70,000	60,000

Net changes in cash and equivalents	42,180	9,207

Cash and equivalents at beginning of the year	13,870	4,663

Cash and equivalents at end of the year	$56,050	$13,870

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$-	$-

Cash paid for income taxes	$-	$-

NON-CASH FINANCING TRANSACTIONS
Note restructuring fee	1,500	-

The accompanying notes are an integral part of these financial statements.

RedStone Literary Agents, Inc.
Notes to Financial Statements
For the years ended December 31, 2016 and 2015

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

Also on August 28, 2014, pursuant to a transfer agreement dated for reference August 28, 2014, Ms. Wolf sold to Mr. Geiskopf, 3,000,000 shares of the Company’s common stock for total consideration of $20,000. Mr. Geiskopf paid the $20,000 purchase price for these shares using personal funds. Mr. Geiskopf holds 50% of the Company’s issued and outstanding common stock.

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $225,950 as at December 31, 2016 and further losses are anticipated in the pursuit of a new business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

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

Financial Instruments

The recorded amounts of financial instruments, including cash, accounts payable and accrued expenses and loan from stockholders, approximate their market values as of December 31, 2016 due to the short term maturities of these financial instruments.

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

At December 31, 2016, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

With the exception of the convertible notes payable discussed in Note 3, the Company had no potentially dilutive debt or equity instruments issued or outstanding during the years ended December 31, 2016 and 2015.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

3. NOTES PAYABLE

On September 14 2015, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “First Note”) in the principal amount of $73,825 (the “Principal Amount”) to one subscriber.   The First Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually. The Principal Amount, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.  As at December 31, 2016, the First Note had a balance outstanding of $91,735, comprised of principle amounts of $73,825 and accrued interest of $17,910.

On December 31, 2016, The Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Second Note”) in the principal amount of $50,000 to one subscriber.  The Second Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually.  The Principal Amount, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.  As at December 31, 2016, the Second Note had a balance outstanding of $50,024, comprised of principle amounts of $50,000 and accrued interest of $24.

On June 6, 2016, The Company issued an unsecured note (the “Unsecured Note”) in the principal amount of $20,000.  The Unsecured Note was unsecured, interest free, payable on demand and had no maturity date.  The Unsecured Note was repaid in full on December 31, 2016.

On December 31, 2016, The Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Third Note”) in the principal amount of $21,500 to one subscriber.  The Third Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually.  The Principal Amount, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.  As at December 31, 2016, the Third Note had a balance outstanding of $21,511, comprised of principle amounts of $21,500 and accrued interest of $11.  The third Note included $20,000 repayment of the Unsecured Note plus a $1,500 note restructuring fee.  The note restructuring fee was included in the bank charges and interest expense.

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

The Company’s office premises are provided to it at no cost by its sole director and officer. The Company’s sole director and officer did not take any fees for serving as director or officer during the years ended December 31, 2016 and 2015.

5. STOCKHOLDERS’ DEFICIT

Common Stock

The total number of shares of common stock authorized that may be issued by the Company is 75,000,000 shares, having a par value of one tenth of one cent ($0.001) per share. No other class of shares is authorized.

No shares of common stock were issued during the years ended December 31, 2016 and 2015.

As at December 31, 2016 and 2015, 6,000,000 shares of common stock were issued and outstanding.

Stock Options and Warrants

No stock options or warrants were issued or outstanding during the years ended December 31, 2016 and 2015.

6. INCOME TAXES

For the fiscal years 2016 and 2015, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2016 and 2015, the Company had net operating loss carry forwards of approximately $225,950 and $137,754, respectively. The carry forwards expire through the year 2036. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	For the Years Ended
	December 31,
	2016	2015

Tax expense (benefit) at the statutory rate	$(29,986)	$(18,866)
State income taxes, net of federal income tax benefit	(4,851)	(3,052)
Non-deductible items	–	–
Change in valuation allowance	34,837	21,918
Total	$–	$–

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.  There are no temporary differences in the years ended December 31, 2016 and 2015.

6. INCOME TAXES (continued)

The tax effect of significant components of the Company's deferred tax assets and liabilities at December 31, 2016 and 2015, respectively, are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforward	$71,095	$36,258
Stock options	–	–
Total gross deferred tax assets	71,095	36,258
Less: Deferred tax asset valuation allowance	(71,095)	(36,258)
Total net deferred tax assets	–	–

Deferred tax liabilities:
Depreciation	–	–
Total deferred tax liabilities	–	–

Total net deferred taxes	$–	$–

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2016 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $34,837 and $21, 918 as of December 31, 2016 and 2015, respectively.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2016 to the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements except:

On March 2, 2017, the Company entered into a private placement subscription agreement and issued an unsecured convertible note in the principal amount of $20,000 to one subscriber.  This note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually.  The Principal Amount, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.

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

Our principal executive officer and principal financial officer, who is the sole officer and director of our company, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016.  Based on this evaluation he concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our sole director and officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our sole director and officer concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee; (2) the fact that we only had a single director and officer, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our principal executive officer in connection with the review of our financial statements as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed

James P. Geiskopf	President, Secretary, Treasurer and Director	57	August 28, 2014

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

Involvement in Certain Legal Proceedings

Other than as set forth below, our sole director and officer has not been involved in any of the following events during the past ten years:

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

Mr. Geiskopf was a director of Electronic Cigarettes International Group, Ltd. (“ECIG”) from June 2013 to March 16, 2017. ECIG filed a voluntary petition for relief under the provisions of Chapter 7 of Title 11 of the United States Code, 11 U.S.C. §§ 101 et seq. (the “Code”) in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) on March 16, 2017 (case number 17-11242). As a result of this filing, a Chapter 7 trustee will be appointed by the Bankruptcy Court (the “Chapter 7 Trustee”) and will assume control of ECIG. The assets of ECIG will be liquidated and claims paid in accordance with the Code. As the Chapter 7 Trustee will assume control over the assets and liabilities of ECIG, on March 16, 2017, Mr. Geiskopf and ECIG’s other directors resigned from their positions as directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC, and to provide us with copies of those filings. Based solely on the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended December 31, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2016;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2016,

who we will collectively refer to as “named executive officers”, for all services rendered in all capacities to our company for the years ended December 31, 2016, 2016 and 2014, are set out in the following table:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

James P. Geiskopf (1)	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Secretary,	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Treasurer and Director	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2016, we had not adopted any equity compensation plan and no stock, options or other equity securities were awarded to our executive officers during the year ended December 31, 2016.

Compensation of Directors

We have no formal plan for compensating our directors for their services as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 14, 2017, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers and by our current executive officers and directors as a group.

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

(2)	Percentage of common stock is based on 6,000,000 shares of our common stock issued and outstanding as of March 14, 2017.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended December 31, 2016 and December 31, 2015 for professional services rendered by Pritchett, Siler & Hardy, P.C., our independent registered public accounting firm:

Fees	2016	2015

Audit Fees	$8,000	$11,200
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$8,000	$11,200

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1(1)	Articles of Incorporation
3.2(2)	Bylaws
(10)	Material Contracts
10.1(1)	Form of Subscription Agreement
10.2(2)	Transfer Agreement
10.3(4)	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016
10.4(4)	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016
(16)	Letter re Change in Certifying Accountant
16.1(3)	Letter from Ronald R. Chadwick, P.C. dated March 31, 2014
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

(1)	Filed as an exhibit to our registration statement on Form S-1 on March 30, 2011 and incorporated herein by reference.

(2)	Filed as an exhibit to our current report on Form 8-K on September 2, 2014 and incorporated herein by reference.

(3)	Filed as an exhibit to our current report on Form 8-K on April 2, 2014 and incorporated herein by reference.

(4)	Filed as an exhibit to our current report on Form 8-K on January 5, 2017 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDSTONE LITERARY AGENTS, INC.

By: /s/ James Geiskopf
James P. Geiskopf
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Date: March 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Geiskopf
James P. Geiskopf
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Date: March 23, 2017