Form 10-Q
period 2017-03-31
RedStone Literary Agents, Inc.
filed 2017-05-12
CIK 1515139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

6,000,000 common shares issued and outstanding as at May 9, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended March 31, 2017 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

RedStone Literary Agents, Inc.
Condensed Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
Assets

Current Assets
Cash and cash equivalents	$2,916	$56,050
Total Current Assets	2,916	56,050

Total Assets	$2,916	$56,050

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$5,120	$49,013
Current portion of convertible notes payable	-	-
Total Current Liabilities	5,120	49,013

Non-Current Liabilities
Convertible notes payable	190,585	163,270
Total Liabilities	195,705	212,283

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,000,000 shares issued and outstanding:	6,000	6,000
Additional paid-in-capital	63,717	63,717
Accumulated deficit	(262,506)	(225,950)
Total Stockholders’ Deficit	(192,789)	(156,233)

Total Liabilities and Stockholders’ Deficit	$2,916	$56,050

The accompanying notes are an integral part of these unaudited financial statements.

RedStone Literary Agents, Inc.
Condensed Statement of Operations
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31,2016

Revenue	$-	$-

General and administrative expenses
Consulting fees	20,800	450
Note interest and bank charges	7,315	3,480
Professional fees	7,201	3,031
Filing and transfer fees	1,240	1,900
Total general and administrative expenses	36,556	8,861

Net loss from operations	(36,556)	(8,861)

Provision for taxes	-	-

Net loss	$(36,556)	$(8,861)

Loss per common share – Basic and diluted	$(0.00)*	$(0.00)*

Weighted average number of common shares
outstanding, basic and diluted	6,000,000	6,000,000

* Denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these unaudited financial statements.

RedStone Literary Agents, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash derived from (used for) Operating activities
Net loss for the period	$(36,556)	$(8,861)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Changes in operating assets and liabilities
Accrued interest included in convertible notes payable	7,315	3,480
Accounts payable and accrued expenses	(43,893)	4,965
Net cash (used in) operating activities	(73,134)	(416)

Investing activities	-	-
Net cash provided by (used in) investing activities	-	-

Financing activities
Proceeds from issuance of convertible notes payable	20,000	-
Net cash provided by financing activities	20,000	-

Net changes in cash and equivalents	(53,134)	(416)

Cash and equivalents at beginning of the year	56,050	13,870

Cash and equivalents at end of the year	$2,916	$13,454

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$-	$-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

RedStone Literary Agents, Inc.
Notes to Condensed Unaudited Financial Statements
As of March 31, 2017 and for the three months ended March 31, 2017 and 2016

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

Also on August 28, 2014, pursuant to a transfer agreement dated for reference August 28, 2014, Ms. Wolf sold 3,000,000 shares of the Company’s common stock to Mr. Geiskopf for total consideration of $20,000.  Mr. Geiskopf paid the $20,000 purchase price for these shares using personal funds. Mr. Geiskopf holds 50% of the Company’s issued and outstanding common stock.

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $262,506 as at March 31, 2017 and further losses are anticipated in the pursuit of a new business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the "SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto contained in the information as part of the Company's Annual Report on Form 10-K, which was filed with the SEC on March 23, 2017.

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

At March 31, 2017, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

With the exception of the convertible note payable discussed in Note 3, the Company had no potentially dilutive debt or equity instruments issued or outstanding during the interim three month periods ended March 31, 2017 and 2016.

Reclassifications

Certain amounts previously presented for prior periods have been reclassified. The reclassifications had no effect on net loss, total assets, or total shareholders' deficit.

3. NOTES PAYABLE

On September 14 2015, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “First Note”) in the principal amount of $73,825 (the “Principal Amount”) to one subscriber.   The First Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually. The Principal Amount, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.  As at March 31, 2017, the First Note had a balance outstanding of $95,590, comprised of principle amounts of $73,825 and accrued interest of $21,765. The Company has determined that no beneficial conversion feature exists due to the current share value on the dates of issuance.

On December 31, 2016, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Second Note”) in the principal amount of $50,000 to one subscriber.  The Second Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually.  The Principal Amount, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.    As at March 31, 2017, the Second Note had a balance outstanding of $52,244, comprised of principle amounts of $50,000 and accrued interest of $2,244. The Company has determined that no beneficial conversion feature exists due to the current share value on the dates of issuance.

On June 6, 2016, the Company issued an unsecured note (the “Unsecured Note”) in the principal amount of $20,000.  The Unsecured Note was unsecured, interest free, payable on demand and had no maturity date.  The Unsecured Note was repaid in full on December 31, 2016.

On December 31, 2016, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Third Note”) in the principal amount of $21,500 to one subscriber.  The Third Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually.  The Principal Amount, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.  As at March 31, 2017, the Third Note had a balance outstanding of $22,465, comprised of principle amounts of $21,500 and accrued interest of $965.  The Third Note included $20,000 repayment of the Unsecured Note plus a $1,500 note restructuring fee.  The note restructuring fee was included in bank charges and interest expense. The Company has determined that no beneficial conversion feature exists due to the current share value on the dates of issuance.

On March 2, 2017, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Fourth Note”) in the principal amount of $20,000 to one subscriber.  The Fourth Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually.  The Principal Amount, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.  As at March 31, 2017, the Second Note had a balance outstanding of $20,286, comprised of principle amounts of $20,000 and accrued interest of $286. The Company has determined that no beneficial conversion feature exists due to the current share value on the dates of issuance.

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

The Company’s office premises are provided to it at no cost by its sole director and officer. The Company’s sole director and officer did not take any fees for serving as director or officer during the interim three month periods ended March 31, 2017 and 2016.

5. INCOME TAXES

As of March 31, 2017, the Company had net operating loss carry forwards of approximately $262,506. The carry forwards expire through the year 2035. Because of the historical earnings history of the Company, the net deferred tax assets for 2016 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $103,729 as of March 31, 2017 and $89,290 as of December 31, 2016 respectively. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2017 to the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenue

We had no revenue for the three months ended March 31, 2017 and 2016.

Operating Expenses

We incurred general and administrative expenses of $36,556 and $8,861 for the three months ended March 31, 2017 and 2016, respectively, representing an increase of $27,695 between the two periods. These expenses consisted primarily of professional fees, consulting fees, note interest and bank charges and filing and transfer fees.  The increase in professional fees between the two periods from $3,031 in 2016 to $7,201 in 2017 was primarily due to an increase in legal services related to the analysis of business opportunities in 2017.  Legal fees increased from $1,531 in 2016 to $5,701 in 2017.  Accounting and audit fees remained the same.  The increase in consulting fees from $450 in 2016 to $20,800 is primarily due to a consulting agreement related to the analysis of business opportunities in 2017.  The increase in note interest and bank charges from $3,480 in 2016 to $7,315 in 2017 is due to the increase in notes payable in 2017.  The decrease in filing and transfer fees from $1,900 in 2016 to $1,240 in 2017 was due to an accrual.

Net Loss

We incurred net losses of $36,556 and $8,861 for the three months ended March 31, 2017 and 2016, respectively, representing an increase of $27,695, primarily attributable to the increase in professional fees, consulting fees and note interest and bank charges and the decrease in filing and transfer fees, as discussed above under the heading “Operating Expenses”.

Liquidity and Capital Resources

Working Capital

	As at March 31, 2017	As at December 31, 2016

Current Assets	$2,916	$56,050
Current Liabilities	$5,120	$49,013
Working capital (deficit)	$(2,204)	$7,037

Current Assets

Current assets of $2,916 as at March 31, 2017 and $56,050 as at December 31, 2016 were comprised only of cash and cash equivalents.

Current Liabilities

Current liabilities as at March 31, 2017 were attributable to $5,120 in accounts payable and accrued expenses compared to $49,013 in accounts payable and accrued expenses as at December 31, 2016.

Cash Flow

	Three Months	Three Months
	ended	ended
	March 31, 2017	March 31, 2016

Net cash used in operating activities	$(73,134)	$416
Net cash used in investing activities	-	-
Net cash provided by financing activities	20,000	-
Net changes in cash and cash equivalents	$(53,134)	$(416)

Operating Activities

Net cash used in operating activities was $73,134 for the three month period ended March 31, 2017, as compared to $416 for the three month period ended March 31, 2016, a decrease of $73,550. The decrease in net cash used in operating activities was primarily due to a decrease in operating expenses.

Investing Activities

Investing activities used cash of $nil for the three month periods ended March 31, 2017 and March 31, 2016.

Financing Activities

Financing activities provided cash of $20,000 for the three months ended March 31, 2017 and $nil for the three months ended March 31, 2016. On March 2, 2017, we issued an unsecured convertible note in the principal amount of $20,000 to one subscriber.  The note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually.  The principal amount, plus any interest accrued thereon, may be converted into shares of common stock of our company at a conversion price of $0.03 per share.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $262,506 as at March 31, 2017 (December 31, 2016: $225,950).  Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

In its report on our financial statements for the year ended December 31, 2016, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our principal executive officer and principal financial officer, who is the sole officer and director of our company, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017.  Based on this evaluation, he concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our sole director and officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our sole director and officer concluded that we did not maintain effective internal control over financial reporting as of March 31, 2016 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee; (2) the fact that we only had a single director and officer, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our principal executive officer in connection with the review of our financial statements as of March 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We had cash and cash equivalents in the amount of $2,916 and a working capital deficit of $2,204 as of March 31, 2017. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We would likely secure any additional financing necessary through a private placement of our common stock. There can be no assurance that any financing will be available to us, or, even if it is, if it will be offered on terms and conditions acceptable to us. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us, could have a material adverse effect upon our company. If additional funds are raised by issuing equity securities, dilution to existing or future shareholders will result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we may acquire.

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

We are authorized to issue up to 75,000,000 shares of common stock, of which 6,000,000 shares of common stock were issued and outstanding as of May 9, 2017. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the fiscal quarter ended March 31, 2017, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Since the beginning of the fiscal quarter ended March 31, 2017, we have had no senior securities issued and outstanding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws

3.1(1)	Articles of Incorporation

3.2(2)	Bylaws

(10)	Material Contracts

10.1(1)	Form of Subscription Agreement

10.2(2)	Transfer Agreement

10.3(3)	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016

10.4(3)	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016

(31)	Rule 13a-14 Certifications

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

(1)	Filed as an exhibit to our registration statement on Form S-1 on March 30, 2011 and incorporated herein by reference.

(2)	Filed as an exhibit to our current report on Form 8-K on September 2, 2014 and incorporated herein by reference.

(3)	Filed as an exhibit to our current report on Form 8-K on January 5, 2017 and incorporated herein by reference.

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
Dated: May 10, 2017