Form 10-Q
period 2017-06-30
RedStone Literary Agents, Inc.
filed 2017-08-08
CIK 1515139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

6,000,000 common shares issued and outstanding as at August 8, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended June 30, 2017 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

RedStone Literary Agents, Inc.
Condensed Balance Sheets
(Unaudited)

	June 30, 2017	December 31, 2016
Assets

Current Assets
Cash and cash equivalents	$7,763	$56,050
Total Current Assets	7,763	56,050

Total Assets	$7,763	$56,050

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$5,870	$49,013
Current portion of convertible notes payable	-	-
Total Current Liabilities	5,870	49,013

Non-Current Liabilities
Convertible notes payable	208,709	163,270
Total Liabilities	214,579	212,283

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,000,000 shares issued and outstanding:	6,000	6,000
Additional paid-in-capital	63,717	63,717
Accumulated deficit	(276,533)	(225,950)
Total Stockholders’ Deficit	(206,816)	(156,233)

Total Liabilities and Stockholders’ Deficit	$7,763	$56,050

The accompanying notes are an integral part of these unaudited financial statements.

RedStone Literary Agents, Inc.
Condensed Statement of Operations
(Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Revenue	$-	$-	$-	$-

General and administrative expenses
Note interest and bank charges	8,124	3,109	15,439	6,589
Consulting fees	600	5,000	21,400	5,450
Professional fees	4,583	2,842	11,784	5,873
Filing and transfer fees	720	1,568	1,960	3,468
Total general and administrative expenses	14,027	12,519	50,583	21,380

Net loss from operations	(14,027)	(12,519)	(50,583)	(21,380)

Provision for taxes	-	-	-	-

Net loss	$(14,027)	$(12,519)	(50,583)	(21,380)

Loss per common share – Basic and diluted	$(0.00)*	$(0.00)*	(0.00)*	(0.00)*

Weighted average number of common shares outstanding, basic and diluted	6,000,000	6,000,000	6,000,000	6,000,000

* Denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these unaudited financial statements.

RedStone Literary Agents, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash derived from (used for) Operating activities
Net loss for the period	$(50,583)	$(21,380)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	-	-
Changes in operating assets and liabilities
Accrued interest included in convertible notes payable	15,439	6,589
Accounts payable and accrued expenses	(43,143)	(1,380)
Net cash (used in) operating activities	(78,287)	(16,171)

Investing activities	-	-
Net cash provided by (used in) investing activities	-	-

Financing activities
Proceeds from issuance of convertible notes payable	30,000	20,000
Net cash provided by financing activities	30,000	20,000

Net changes in cash and equivalents	(48,287)	3,829

Cash and equivalents at beginning of the year	56,050	13,870

Cash and equivalents at end of the year	$7,763	$17,699

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$-	$-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

RedStone Literary Agents, Inc.
Notes to Condensed Unaudited Financial Statements
As of June 30, 2017 and for the six months ended June 30, 2017 and 2016

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $276,533 as at June 30, 2017 and further losses are anticipated in the pursuit of a new business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“US GAAP”) in the United States of America and are presented in US dollars.

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

At June 30, 2017, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

With the exception of the convertible note payable discussed in Note 3, the Company had no potentially dilutive debt or equity instruments issued or outstanding during the interim three month periods ended June 30, 2017 and 2016.

3. NOTES PAYABLE

On September 14, 2015, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “First Note”) in the principal amount of $73,825 to one subscriber.   The First Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually. The principal amount of the First Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.  As at June 30, 2017, the First Note had a balance outstanding of $99,500, comprised of a principal amount of $73,825 and accrued interest of $25,675.  The Company has determined that no beneficial conversion feature exists due to the current share value on the date of issuance.

On December 31, 2016, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Second Note”) in the principal amount of $50,000 to one subscriber.  The Second Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually.  The principal amount of the Second Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.  As at June 30, 2017, the Second Note had a balance outstanding of $54,487, comprised of a principal amount of $50,000 and accrued interest of $4,487.  The Company has determined that no beneficial conversion feature exists due to the current share value on the date of issuance.

On June 6, 2016, the Company issued an unsecured note (the “Unsecured Note”) in the principal amount of $20,000.  The Unsecured Note was unsecured, interest free, payable on demand and had no maturity date.  The Unsecured Note was repaid in full on December 31, 2016.

On December 31, 2016, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Third Note”) in the principal amount of $21,500 to one subscriber.  The Third Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually.  The principal amount of the Third Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.  As at June 30, 2017, the Third Note had a balance outstanding of $23,430, comprised of a principal amount of $21,500 and accrued interest of $1,930.  The Third Note included repayment of the principal amount of $20,000 of the Unsecured Note plus a $1,500 restructuring fee.  The restructuring fee was included in bank charges and interest expense.  The Company has determined that no beneficial conversion feature exists due to the current share value on the date of issuance.

On March 2, 2017, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Fourth Note”) in the principal amount of $20,000 to one subscriber.  The Fourth Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually.  The principal amount of the Fourth Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.  As at June 30, 2017, the Fourth Note had a balance outstanding of $21,183, comprised of a principal amount of $20,000 and accrued interest of $1,183.  The Company has determined that no beneficial conversion feature exists due to the current share value on the date of issuance.

On June 8, 2017, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Fifth Note”) in the principal amount of $20,000 to one subscriber.  The Fifth Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually.  The principal amount of the Fifth Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.  As at June 30, 2017, the Fifth Note had a balance outstanding of $10,109, comprised of a principal amount of $10,000 and accrued interest of $109.  The Company has determined that no beneficial conversion feature exists due to the current share value on the date of issuance.

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

The Company’s office premises are provided to it at no cost by its sole director and officer. The Company’s sole director and officer did not take any fees for serving as director or officer during the interim three month periods ended June 30, 2017 and 2016.

5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2017 to the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Currently, we do not have a source of revenue.  We are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock or convertible debt, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Results of Operations

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenue

We had no revenue for the three months ended June 30, 2017 and 2016.

Operating Expenses

We incurred general and administrative expenses of $14,027 and $12,519 for the three months ended June 30, 2017 and 2016, respectively, representing an increase of $1,508 between the two periods. These expenses consisted primarily of professional fees, consulting fees, note interest and bank charges, filing and transfer fees.  The increase in professional fees between the two periods from $2,842 in 2016 to $4,583 in 2017 was primarily due to an increase in legal services related to the evaluation of potential business opportunities in 2017.  Accounting and audit fees remained consistent.  The increase in note interest and bank charges from $3,109 in 2016 to $8,124 in 2017 is due to the increase in notes payable in 2017.  The decrease in filing and transfer fees from $1,568 in 2016 to $720 in 2017 was due to decreases in the amount of transactions with the transfer agent.  The decrease in consulting fees from $5,000 in 2016 to $600 in 2017 was due to due diligence services undertaken in 2016 related to exploring new business opportunities.

Net Loss

We incurred net losses of $14,027 and $12,519 for the three months ended June 30, 2017 and 2016, respectively, representing an increase of $1,508, primarily attributable to the factors discussed above under the heading “Operating Expenses”.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenue

We had no revenue for the six months ended June 30, 2017 and 2016.

Operating Expenses

We incurred general and administrative expenses of $50,583 and $21,380 for the six months ended June 30, 2017 and 2016, respectively, representing an increase of $29,203 between the two periods. The increase in operating expenses between the two periods related to an increase in note interest and bank charges from $6,589 in 2016 to $15,439 in 2016 is due to the increase in loans payable that bears interest of 18% per annum, an increase in consulting fees consulting fees from $5,450 in 2016 to $21,400 in 2017 due to the hiring of a new consultant and an increase in professional fees from $5,873 in 2016 to $11,784 in 2017 due to the evaluation of potential business opportunities in 2017.  These increases were offset by a decrease in filing and transfer fees between the two periods from $3,468 in 2016 to $1,960 in 2017 primarily due to decreases in the amount of transactions with the transfer agent.

Net Loss

We incurred net losses of $50,583 and $21,380 for the six months ended June 30, 2017 and 2016, respectively, representing an increase of $29,203, primarily attributable to the factors discussed above under the heading “Operating Expenses”.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2017	As at December 31, 2016

Current Assets	$7,763	$56,050
Current Liabilities	$5,870	$49,013
Working capital (deficit)	$1,893	$7,037

Current Assets

Current assets of $7,763 as at June 30, 2017 and $56,050 as at December 31, 2016 were comprised only of cash and cash equivalents.

Current Liabilities

Current liabilities as at June 30, 2017 were attributable to $5,870 in accounts payable and accrued expenses compared to $49,013 in accounts payable and accrued expenses as at December 31, 2016.

Cash Flow

	Six Months	Six Months
	ended	ended
	June 30, 2017	June 30, 2016

Net cash (used in) operating activities	$(78,287)	$(16,171)
Net cash used in investing activities	-	-
Net cash provided by financing activities	30,000	20,000
Net changes in cash and cash equivalents	$(48,287)	$3,829

Operating Activities

Net cash used in operating activities was $78,287 for the six month period ended June 30, 2017, as compared to $16,171 for the six month period ended June 30, 2016, an increase of $62,116. The increase in net cash used in operating activities was primarily due to the payment of accounts payable and an increase in operating expenses including an increase in the evaluation of potential business opportunities.

Investing Activities

Investing activities used cash of $nil for the six month periods ended June 30, 2017 and June 30, 2016.

Financing Activities

Financing activities provided cash of $30,000 for the six months ended June 30, 2017 and $20,000 for the six months ended June 30, 2016. On March 2, 2017, we issued an unsecured convertible note in the principal amount of $20,000.  The principal amount of the note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually.  The principal amount, plus any interest accrued thereon, may be converted into shares of common stock of our company at a conversion price of $0.03 per share.  On June 8, 2017, we issued an unsecured convertible note in the principal amount of $10,000.  The principal amount of the note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually.  The principal amount, plus any interest accrued thereon, may be converted into shares of common stock of our company at a conversion price of $0.03 per share.

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

General and administrative expenses are expected to include the fees we expect to pay in connection with seeking out business opportunities, negotiating and executing definitive agreements for the new business acquisition.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $276,533 as at June 30, 2017 (December 31, 2016: $225,950).  Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

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

Our principal executive officer and principal financial officer, who is the sole officer and director of our company, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017.  Based on this evaluation, he concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our sole director and officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our sole director and officer concluded that we did not maintain effective internal control over financial reporting as of June 30, 2017 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee; (2) the fact that we only had a single director and officer, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our principal executive officer in connection with the review of our financial statements as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We had cash and cash equivalents in the amount of $7,763 and a working capital deficit of $1,893 as of June 30, 2017. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We would likely secure any additional financing necessary through a private placement of our common stock. There can be no assurance that any financing will be available to us, or, even if it is, if it will be offered on terms and conditions acceptable to us. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us, could have a material adverse effect upon our company. If additional funds are raised by issuing equity securities, dilution to existing or future shareholders will result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we may acquire.

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

We are authorized to issue up to 75,000,000 shares of common stock, of which 6,000,000 shares of common stock were issued and outstanding as of August t, 2017. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended June 30, 2017, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Since the beginning of the fiscal quarter ended June 30, 2017, we have had no senior securities issued and outstanding.

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
Dated: August 8, 2017