Form 10-Q
period 2017-09-30
AppCoin Innovations Inc.
filed 2017-11-13
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-55049

APPCOIN INNOVATIONS INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3098487
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.

561 Indiana Court, Venice Beach, CA 90291

(Address of principal executive offices) (Zip Code)

310.658.4413

(Registrant’s telephone number, including area code)

Redstone Literary Agents, Inc. 3250 Oakland Hills Court, Fairfield, Ca 94534

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,600,000 common shares issued and outstanding as at November 13, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended September 30, 2017 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

AppCoin Innovations Inc. (formerly RedStone Literary Agents, Inc.)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016
Assets

Current Assets
Cash and cash equivalents	$195,011	$56,050
Total Current Assets	195,011	56,050

Total Assets	$195,011	$56,050

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$10,140	$49,013
Unsecured loan payable	250,000	-
Total Current Liabilities	260,140	49,013

Non-Current Liabilities
Convertible notes payable	214,799	163,270
Total Liabilities	474,939	212,283

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,000,000 shares issued and outstanding:	6,000	6,000
Additional paid-in-capital	63,717	63,717
Accumulated deficit	(349,645)	(225,950)
Total Stockholders’ Deficit	(279,928)	(156,233)

Total Liabilities and Stockholders’ Deficit	$195,011	$56,050

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AppCoin Innovations Inc. (formerly RedStone Literary Agents, Inc.)

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Revenue	$-	$-	$-	$-

General and administrative expenses
Note interest and bank charges	6,100	3,447	21,539	10,036
Consulting fees	56,500	2,750	77,900	8,200
Professional fees	8,450	5,409	20,234	11,282
Filing and transfer fees	2,062	770	4,022	4,238
Total general and administrative expenses	73,112	12,376	123,695	33,756

Net loss from operations	(73,112)	(12,376)	(123,695)	(33,756))

Provision for taxes	-	-	-	-

Net loss	$(73,112)	$(12,376)	(123,695)	(33,756)

Loss per common share – Basic and diluted	$(0.01)	$(0.01)*	(0.02)	(0.00)*

Weighted average number of common shares outstanding, basic and diluted	6,000,000	6,000,000	6,000,000	6,000,000

* Denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AppCoin Innovations Inc. (formerly RedStone Literary Agents, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Cash derived from (used for)
Operating activities
Net loss for the period	$(123,695)	$(33,756)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	-	-
Changes in operating assets and liabilities
Accrued interest included in convertible notes payable	21,529	10,036
Accounts payable and accrued expenses	(38,873)	(1,380)
Net cash (used in) operating activities	(141,039)	(25,100)

Investing activities	-	-
Net cash provided by (used in) investing activities	-	-

Financing activities
Proceeds from issuance of convertible notes payable	30,000	20,000
Proceeds from unsecured loan payable	250,000	-
Net cash provided by financing activities	280,000	20,000

Net changes in cash and equivalents	138,961	(5,100)

Cash and equivalents at beginning of the year	56,050	13,870

Cash and equivalents at end of the year	$195,011	$8,770

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$-	$-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AppCoin Innovations Inc. (formerly RedStone Literary Agents, Inc.)

Notes to Condensed Unaudited Consolidated Financial Statements

As of September 30, 2017 and for the nine months ended September 30, 2017 and 2016

1. NATURE AND CONTINUANCE OF OPERATIONS

AppCoin Innovations Inc. (formerly RedStone Literary Agents, Inc.)(the “Company”) was incorporated under the laws of State of Nevada, U.S. on July 20, 2010, with an authorized capital of 75,000,000 common shares, having a par value of $0.001 per share. During the period ended December 31, 2010, the Company commenced operations by issuing shares and developing its publishing service business, focused on representing authors to publishers.

In November 2014, Ms. Wolf resigned as a director of the Company and the Company ceased pursuing the publishing service business.

On August 1, 2017, the Company incorporated a Nevada subsidiary, AppCoin Innovations (USA) Inc., which will be used to operate the Company’s new business of providing services for blockchain initial coin offerings.

On August 17, 2017, the Company, Redstone Literary Agents, Inc., completed a merger with its wholly owned subsidiary AppCoin Innovations Inc., a Nevada corporation to effect a change in the Company’s name from “RedStone Literary Agents, Inc.” to “AppCoin Innovations Inc.”.

The Company’s new business is a services and development business that provides a turnkey set of services for companies to develop and integrate blockchain and cryptocurrency technologies with a view to conducting initial coin offerings. The Company will enable its customers to focus on their core competencies while providing the necessary resources and expertise to execute a strategy that will enable companies to integrate new blockchain plus cryptocurrency technologies and execute initial coin offerings. The Company’s plan is to be partially compensated by these companies by receiving tokens or coins in the initial coin offerings. This will allow the Company’s shareholders to indirectly participate in multiple initial coin offerings without having to open new accounts or electronic wallets with cryptocurrency exchanges.

The Company’s services will include strategic planning, project planning, structure development and administration, campaign management, business plan modelling, technology development support, whitepaper preparation, due diligence reporting, escrow management, governance planning and management.

Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $348,973 as at September 30, 2017 and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) in the United States of America and are presented in US dollars.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 23, 2017.

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

At September 30, 2017, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

With the exception of the convertible notes payable discussed in Note 3, the Company had no potentially dilutive debt or equity instruments issued or outstanding during the interim three-month periods ended September 30, 2017 and 2016.

3. NOTES PAYABLE

On September 14, 2015, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “First Note”) in the principal amount of $73,825 to one subscriber. The First Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually. The principal amount of the First Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share. As at September 30, 2017, the First Note had a balance outstanding of $103,463, comprised of a principle amount of $73,825 and accrued interest of $27,160. The Company has determined that no beneficial conversion feature exists due to the current share value on the date of issuance.

On December 31, 2016, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Second Note”) in the principal amount of $50,000 to one subscriber. The Second Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually. The principal amount of the Second Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share. As at September 30, 2017, the Second Note had a balance outstanding of $56,756, comprised of a principle amount of $50,000 and accrued interest of $6,756. The Company has determined that no beneficial conversion feature exists due to the current share value on the date of issuance.

On December 31, 2016, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Third Note”) in the principal amount of $21,500 to one subscriber. The Third Note included repayment of the principal amount of $20,000 for an unsecured note issued on June 6, 2016 plus a $1,500 restructuring fee. The Third Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually. The principal amount of the Third Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share. As at September 30, 2017, the Third Note had a balance outstanding of $24,405, comprised of a principal amount of $21,500 and accrued interest of $2,905. The Company has determined that no beneficial conversion feature exists due to the current share value on the date of issuance.

On March 2, 2017, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Fourth Note”) in the principal amount of $20,000 to one subscriber. The Fourth Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually. The principal amount of the Fourth Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share. As at September 30, 2017, the Fourth Note had a balance outstanding of $22,091, comprised of a principle amount of $20,000 and accrued interest of $2,091. The Company has determined that no beneficial conversion feature exists due to the current share value on the date of issuance.

On June 8, 2017, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Fifth Note”) in the principal amount of $10,000 to one subscriber. The Fifth Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually. The principal amount of the Fifth Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share. As at September 30, 2017, the Fifth Note had a balance outstanding of $10,562, comprised of a principle amount of $10,000 and accrued interest of $562. The Company has determined that no beneficial conversion feature exists due to the current share value on the date of issuance.

3. NOTES PAYABLE (CONT’D)

On September 7, 2017, the Company received a $250,000 loan from a shareholder. The loan is unsecured, repayable on demand and is non-interest bearing. Subsequent to September 30, 2017, this loan was used to subscribe an unsecured convertible debenture as explained in Note 5 - Subsequent Events.

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

The Company’s office premises are provided to it at no cost by its sole director and officer. The Company’s sole director and officer did not take any fees for serving as director or officer during the interim three-month periods ended September 30, 2017 and 2016.

5. SUBSEQUENT EVENTS

On October 9, 2017, James P. Geiskopf resigned as secretary and treasurer. Michael Blum was appointed as the chief financial officer, secretary, treasurer and a director of the Company. James P. Geiskopf remains as a non-executive director of the Company.

On October 15, 2017, the Company appointed Bruce Elliott as the president of the Company. In order to accommodate the appointment of Bruce Elliott, Cameron Chell has resigned as the president and was appointed as a non-executive chairman.

On October 15, 2017, the Company granted a total of 1,400,000 stock options to its directors and officers. The stock options are exercisable at the exercise price of $0.10 per share for a period of ten years from the date of grant. The stock options vest as follows:

(i)	1/3 upon the date of grant;

(ii)	1/3 on the first anniversary date; and

(iii)	1/3 on the second anniversary date.

On October 30, 2017, the Company entered into a private placement subscription agreement and issued unsecured convertible notes in the principal amount of $325,000 in exchange for the previously issued unsecured and non-interest bearing note payable from one subscriber and additional funds received from a second subscriber. The convertible note and accrued interest, will mature three (3) years from the date of issuance and will bear interest at the rate of 10% per annum compounded annually. The principal of this convertible note, plus any accrued interest thereon, may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.

On October 30, 2017, the Company entered into a private placement subscription agreement with 35 subscribers, pursuant to which it issued an aggregate of 5,600,000 shares of common stock of the Company at a price of $0.10 per share for aggregate gross proceeds of $560,000.

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

Although we believe the expectations reflected in the forward-looking statements in this report are reasonable, actual results could differ materially from those projected or assumed in any forward-looking statements. All forward-looking statements are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	our current lack of working capital;

●	a possible inability to raise additional financing;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

●	deterioration in general or regional economic conditions;

●	adverse state or federal legislation or regulations that increase the costs of compliance;

●	inability to efficiently manage our operations; and

●	the unavailability of funds for capital expenditures.

All financial information contained herein is shown in United States dollars unless otherwise stated. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles.

In this quarterly report, unless otherwise specified, all references to “shares” refer to shares of common stock in the capital of our company.

As used in this quarterly report on Form 10-Q, the terms “we”, “us” “our” and “AppCoin” refer to AppCoin Innovations Inc. (formerly RedStone Literary Agents, Inc.), a Nevada corporation, unless otherwise specified.

Corporate Overview

We were incorporated under the laws of the State of Nevada on July 20, 2010 and are considered a development stage company. Following incorporation, we commenced the business of representing authors to publishers.

Upon the resignation of Mary Wolf as an officer of our company on August 28, 2014, we ceased pursuing the business of representing authors to publishers and sought new business opportunities.

In July 2017, we decided to operate a new business of providing services for blockchain initial coin offerings and incorporated a Nevada subsidiary, AppCoin Innovations (USA) Inc. on August 1, 2017.

Effective August 17, 2017, we completed a merger with our wholly-owned subsidiary, AppCoin Innovations Inc., a Nevada corporation, which was incorporated solely to effect a change in our name. As a result, we have changed our name from “Redstone Literary Agents, Inc.” to “AppCoin Innovations Inc.”.

On August 21, 2017, we appointed Cameron Chell as the president and a director of our company. On the same date, James P. Geiskopf resigned as the president of our company. Mr. Geiskopf remained as the secretary, treasurer and a director of our company. In connection with our new business, on August 21, 2017, and pursuant to a transfer agreement dated for reference August 21, 2017, Mr. Geiskopf sold to Blockchain Fund GP Inc., 2,000,000 shares of our common stock for total consideration of $5,000. Cameron Chell holds a 5.6% interest in Blockchain Fund GP Inc.

On October 9, 2017, Mr. Geiskopf resigned as our secretary and treasurer and we appointed Michael Blum as the chief financial officer, secretary, treasurer and a director of our company. Mr. Geiskopf remains as a non-executive director of the Company.

On October 15, 2017, we appointed Bruce Elliott as the president of our company. In order to accommodate the appointment of Bruce Elliott, Cameron Chell resigned as the president and was appointed as the non-executive chairman. In connection with Mr. Chell’s resignation as president, the independent consultant agreement with Mr. Chell was rescinded effective as of the original effective date of that agreement.

The principal offices of our company are located at 561 Indiana Court, Venice Beach, CA 90291. Our telephone number is 310.658.4413.

Our Current Business

On August 1, 2017, we incorporated a Nevada subsidiary, AppCoin Innovations (USA) Inc., which will be used to operate our new business of providing services for blockchain initial coin offerings.

Our new business is a services and development business that provides a turnkey set of services for companies to develop and integrate blockchain and cryptocurrency technologies with a view to conducting initial coin offerings. We enable companies to focus on their core competencies while providing the necessary resources and expertise to execute a strategy that will enable companies to integrate new blockchain plus cryptocurrency technologies and execute initial coin offerings. Our plan is to be partially compensated by these companies by receiving tokens or coins in the initial coin offerings. This will allow our shareholders to indirectly participate in multiple initial coin offerings without having to open new accounts or electronic wallets with cryptocurrency exchanges.

Our services will include strategic planning, project planning, structure development and administration, campaign management, business plan modelling, technology development support, whitepaper preparation, due diligence reporting, escrow management, governance planning & management.,

Blockchain is a continuously growing list of records called blocks, which are linked and secured using cryptography. Each block contains typically a hash pointer as a link to a previous block, a timestamp and transaction data. By design, blockchains are inherently resistant to modification of the data. Functionally, a blockchain can serve as an open, distributed ledger that can record transactions between two parties efficiently and in a verifiable and permanent way. For use as a distributed ledger, a blockchain is typically managed by a peer-to-peer network collectively adhering to a protocol for validating new blocks. Once recorded, the data in any given block cannot be altered retroactively without the alteration of all subsequent blocks and a collusion of the network majority.

Blockchains are secure by design and are an example of a distributed computing system and decentralization can be achieved with a blockchain. This makes blockchains potentially suitable for the recording of events, medical records and other records management activities, such as identity management, documenting provenance, digital asset registration and transaction processing.

Initial coin offerings are an important new finance structure that enable companies to finance their business plans or projects without issuing equity (and diluting ownership) but rather by facilitating investment by a community of users or supporters that will actually be participating in the project and creating the value. By having a structured stake in the company or project, the investors are incentivized to increase the project’s value thereby driving the value of the crypto currency issued in the initial coin offering.

Cryptocurrency is a digital asset designed to work as a medium of exchange using cryptography to secure the transactions and to control the creation of additional units of the currency.

Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenue

We had no revenue for the three months ended September 30, 2017 and 2016.

Operating Expenses

We incurred general and administrative expenses of $73,112 and $12,376 for the three months ended September 30, 2017 and 2016, respectively, representing an increase of $60,736 between the two periods. These expenses consisted primarily of consulting fees, professional fees, note interest and bank charges, filing and transfer fees. The increase in consulting fees between the two periods from $2,750 in 2016 to $56,500 in 2017 was due to the entering into of a consulting agreement with Business Instincts Group to provide strategic and project management services. Business Instincts Group is a related party as Cameron Chell is a common director of the companies. Professional fees increased from $5,409 in 2016 to $8,450 in 2017 and the increase was primarily due to an increase in legal services related to the evaluation of potential business opportunities in 2017. The increase in note interest and bank charges from $3,447 in 2016 to $6,100 in 2017 was due to the increase in notes payable in 2017 partially offset by a correction in the historical calculation. The increase in filing and transfer fees from $770 in 2016 to $2,062 in 2017 was due to the increase in the amount of transactions with the transfer agent.

Net Loss

We incurred net losses of $73,112 and $12,376 for the three months ended September 30, 2017 and 2016, respectively, representing an increase of $60,736, primarily attributable to the factors discussed above under the heading “Operating Expenses”.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenue

We had no revenue for the nine months ended September 30, 2017 and 2016.

Operating Expenses

We incurred general and administrative expenses of $123,695 and $33,756 for the nine months ended September 30, 2017 and 2016, respectively, representing an increase of $89,939 between the two periods. These expenses consisted primarily of consulting fees, professional fees, note interest and bank charges, filing and transfer fees. The increase in operating expenses between the two periods related to an increase in consulting fees from $8,200 in 2016 to $77,900 in 2017 due to the entering into of a consulting agreement with Business Instincts Group to provide strategic and project management services, an increase in note interest and bank charges from $10,036 in 2016 to $21,539 in 2017 due to the increase in loans payable that bear interest of 18% per annum partially offset by a correction in the historical calculation, and an increase in professional fees from $11,282 in 2016 to $20,234 in 2017 due to the evaluation of potential business opportunities in 2017. These increases were partially offset by a decrease in filing and transfer fees between the two periods from $4,238 in 2016 to $4,022 in 2017 primarily due to decreases in the amount of transactions with the transfer agent.

Net Loss

We incurred net losses of $123,695 and $33,756 for the nine months ended September 30, 2017 and 2016, respectively, representing an increase of $89,939, primarily attributable to the factors discussed above under the heading “Operating Expenses”.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2017	As at December 31, 2016
Current Assets	$195,011	$56,050
Current Liabilities	$260,140	$49,013
Working capital (deficit)	$(65,129)	$7,037

Current Assets

Current assets of $195,011 as at September 30, 2017 and $56,050 as at December 31, 2016 were comprised only of cash and cash equivalents. The increase in current assets as at September 30, 2017 was due to our company receiving $250,000 in connection with the purchase of a convertible note. Even though the purchase of the note has not yet completed, the investor permitted the purchase proceeds to be released to our company on interest free basis until closing of the purchase. The loan is unsecure, repayable on demand and is non-interest bearing.

Current Liabilities

Current liabilities as at September 30, 2017 were attributable to $10,140 in accounts payable and accrued expenses compared to $49,013 in accounts payable and accrued expenses as at December 31, 2016.

Cash Flow

	Nine Months ended September 30, 2017	Nine Months ended September 30, 2016
Net cash (used in) operating activities	$(141,039)	$(25,100)
Net cash provided by financing activities	280,000	20,000
Net changes in cash and cash equivalents	$138,961	$(5,100)

Operating Activities

Net cash used in operating activities was $141,039 for the nine-month period ended September 30, 2017, as compared to $25,100 for the nine-month period ended September 30, 2016, an increase of $115,939. The increase in net cash used in operating activities was primarily due to the payment of accounts payable and an increase in operating expenses including an increase in the evaluation of potential business opportunities.

Investing Activities

Investing activities used cash was $nil for the nine-month periods ended September 30, 2017 and September 30, 2016.

Financing Activities

Financing activities provided cash of $280,000 for the nine months ended September 30, 2017 and $20,000 for the nine months ended September 30, 2016. On March 2, 2017, we issued an unsecured convertible note in the principal amount of $20,000. The principal amount of the note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually. The principal amount, plus any interest accrued thereon, may be converted into shares of common stock of our company at a conversion price of $0.03 per share. On June 8, 2017, we issued an unsecured convertible note in the principal amount of $10,000. The principal amount of the note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually. The principal amount, plus any interest accrued thereon, may be converted into shares of common stock of our company at a conversion price of $0.03 per share. On September 7, 2017, we received $250,000 in connection with the purchase of a convertible note. Even though the purchase of the note has not yet completed, the investor permitted the purchase proceeds to be released to our company as on interest free basis until closing.

Plan of Operations

We expect that we will require $1.5 million to $2.0 million, in addition to our current cash, to fund our operating expenditures for the next twelve months. Projected working capital requirements for the next twelve months are as follows:

Estimated Working Capital Expenditures During the Next Twelve Months

Operating expenditures
Operator expenses	$1,000,000
General and administrative (including professional fees)	$500,000
Total	$1,500,000

Professional fees are expected to include fees related to complying with public reporting requirements, maintaining our quotation on the OTCQB, conducting capital raises and expenses in connection with our new business.

Cash Requirements

As we have no cash flow from operations, we will require additional cash resources, including from the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We estimate that our capital needs over the next 12 months will be $1.5 million to $2.0 million. We expect to require additional cash for general and administrative expenses and to evaluate new business opportunities. We expect to derive such cash through the sale of additional equity or debt securities or by obtaining a credit facility. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in debt service obligations, could cause additional dilution to our stockholders, and could require us to agree to financial covenants that could restrict our operations or modify our plans to source a new business opportunity. Financing may not be available in amounts or on terms acceptable to us, if at all. Failure to raise additional funds could cause our company to fail.

Going Concern

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $348,973 as at September 30, 2017 (December 31, 2016: $225,950). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

In its report on our financial statements for the year ended December 31, 2016, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our principal executive officer and our principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on this evaluation, they concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

As we are a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended September 30, 2017, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Since the beginning of the fiscal quarter ended September 30, 2017, we have had no senior securities issued and outstanding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)

3.2	Bylaws (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)

3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed with on August 23, 2017)

(10)	Material Contracts

10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated August September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)

10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)

10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)

10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)

10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)

10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)

10.7	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed with on August 23, 2017)

10.8	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed with on October 19, 2017)

10.9	Form of Private Placement Subscription Agreement for Convertible Debentures (incorporated by reference from our Current Report on Form 8-K dated October 31, 2017)

10.10	Form of Unsecured Convertible Debenture (incorporated by reference from our Current Report on Form 8-K dated October 31, 2017)

10.11	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K dated October 31, 2017)

Exhibit Number	Description of Exhibit

(31)	Rule 13a-14 Certifications

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPCOIN INNOVATIONS INC.

/s/ Michael Blum
Michael Blum
Chief Financial Officer
(Duly Authorized Officer)
Dated: November 13, 2017

