Form 10-K
period 2017-12-31
ICOX INNOVATIONS INC.
filed 2018-04-02
CIK 1515139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission file number: 000-55049

ICOX INNOVATIONS INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3098487
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

4101 Redwood Ave., Building F, Los Angeles, CA 90066
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (424) 570-9446

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

Yes [  ] No [X]

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes [  } No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$90,000 based on a price of $0.03 per share multiplied by 3,000,000 shares of common stock held by non-affiliates. Shares of our common stock did not trade during the year ended December 31, 2017. As a result, the aggregate market value has been determined by the conversion price of a convertible note issued on June 8, 2017.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 30, 2018, there were 11,600,000 shares of common stock outstanding.

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

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, forward-looking statements can be identified by the use of terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continues” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this annual report include or may include, among others, statements about:

●	our proposed plan of operations;

●	our financial and operating objectives and strategies to achieve them;

●	the costs and timing of our services;

●	our use of available funds;

●	our capital and funding requirements; and

●	our other financial or operating performances.

The material assumptions supporting these forward-looking statements include, among other things:

●	our future growth potential, results of operations, future prospects and opportunities;

●	execution of our business strategy;

●	there being no material variations in current regulatory environments;

●	our operating expenses, including general and administrative expenses;

●	our ability to obtain any necessary financing on acceptable terms;

●	timing and amount of capital expenditures;

●	retention of skilled personnel;

●	continuation of current tax and regulatory regimes; and

●	general economic and financial market conditions.

Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

●	inability to efficiently manage our operations;

●	general economic and business conditions;

●	our negative operating cash flow;

●	our ability to obtain additional financing;

●	increases in capital and operating costs;

●	general cryptocurrency risks;

●	technological changes and developments in the blockchain and cryptocurrencies;

●	risks relating to regulatory changes or actions;

●	competition for blockchain platforms and technologies; and

●	other factors discussed under the section entitled “Risk Factors”,

any of which may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Further, although we have attempted to identify factors that could cause actual results, levels of activity, performance or achievements to differ materially from those described in forward-looking statements, there may be other factors that cause results, levels of activity, performance or achievements not to be as anticipated, estimated or intended.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect management’s current judgment regarding the direction of our business, actual results may vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Accordingly, readers should not place undue reliance on forward-looking statements. Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend to update any of the forward-looking statements to conform these statements to actual results. All forward-looking statements in this annual report are qualified by this cautionary statement.

All financial information contained herein is shown in United States dollars unless otherwise stated. Our financial statements are prepared in accordance with United States generally accepted accounting principles. Unless otherwise stated, “$” refers to United States dollars.

In this annual report, unless otherwise specified, all references to “shares” refer to shares of common stock in the capital of our company.

As used in this annual report, the terms “we”, “us” “our” and “ICOX” mean ICOX Innovations Inc. and its wholly-owned subsidiary, AppCoin Innovations (USA) Inc., unless otherwise specified.

Corporate Overview

We were incorporated under the laws of the State of Nevada on July 20, 2010 under the name “Redstone Literary Agents, Inc.”. Following incorporation, we commenced the business of representing authors to publishers.

Upon the resignation of Mary Wolf as an officer of our company on August 28, 2014, we ceased pursuing the business of representing authors to publishers and sought new business opportunities.

In July 2017, we decided to operate a new business of providing services for blockchain and cryptocurrency technologies and incorporated a Nevada subsidiary, AppCoin Innovations (USA) Inc. on August 1, 2017.

Effective August 17, 2017, we completed a merger with our wholly-owned subsidiary, AppCoin Innovations Inc., a Nevada corporation, which was incorporated solely to effect a change in our name. As a result, we changed our name from “Redstone Literary Agents, Inc.” to “AppCoin Innovations Inc.”.

Effective February 14, 2018, we completed a merger with our wholly-owned subsidiary, ICOX Innovations Inc., a Nevada corporation, which was incorporated solely to effect a change in our name. As a result, we have changed our name from “AppCoin Innovations Inc.” to “ICOX Innovations Inc.”.

Recent Developments

On October 18, 2017, we entered into a business services agreement with Business Instincts Group Inc. (“BIG”), whereby we retained the services of BIG to provide certain services, including creating, designing and project managing the launching of initial coin offerings for our clients, in consideration for a monthly fee of $35,000 and a signing bonus of $100,000 payable as follows: (i) $50,000 upon closing of up to $750,000 of equity financing and (ii) $50,000 payable on signing of the first client agreement. The agreement continues for a two-year term which will automatically be renewed unless: (i) mutually agreed to by BIG and us, or (ii) written notice of non-renewal is provided by the non-renewing party to the other at least 90 days prior to the end of the term. The agreement may be terminated by either party, without cause, at any time upon the provision of 90 days written notice to the other party. Our chairman, Cameron Chell, is a director, officer and an indirect shareholder of BIG.

On November 20, 2017, we entered into a loan agreement with WENN Digital Inc. (“WENN”) whereby we provided to WENN a loan in the principal amount of $100,000, which was to be loaned to Ryde GmbH (“Ryde”) by WENN. The principal amount of the loan bears interest at an annual rate of 7% and matures on November 20, 2018. As partial consideration for us agreeing to provide the loan to WENN, WENN agreed to issue to us such number of shares such that we will own 7.5% of the issued and outstanding common stock of WENN after the issuance of WENN’s common stock to founding shareholders of WENN. On January 3, 2018, WENN fully repaid us the principal amount of the loan with accrued interest, being $100,843.83.

On December 29, 2017, we entered into a business services agreement with WENN and, on March 19, 2018, we entered into the amendment no. 1 to business services agreement dated as of March 15, 2018 with WENN. Pursuant to the business services agreement, we agreed to provide WENN with the services in connection with WENN’s development of an image rights management and protection platform (the “Platform”) using blockchain technology, including (i) the business development and technical services, (ii) the business launch services and (iii) the post-business launch support services.

WENN was created by combining two substantial, existing businesses, Ryde and The WENN Media Group Limited (“WENN Media”). To our knowledge, Ryde and WENN Media have deep big data, blockchain development, copyright legal experience, proven AI-enabled image recognition and a post-licensing platform. We understand that WENN plans to build a sustainable community on the blockchain of the world’s photographers, offering them, among other things: (i) an efficient and cost-effective means to manage, protect and monetize their creative work; (ii) fast and free copyright protection registration; (iii) efficient and fully transparent accounting reporting; (iv) instant payments; and (v) innovative new revenue streams. The stockholders of WENN currently include us, Blockchain Merchant Group, Inc., Business Instincts Group Inc., Ryde, and WENN Media and, upon the closing of its acquisitions of Ryde and WENN Media, are expected to include certain shareholders of those entities.

We do not intend to find or make referrals to, or otherwise solicit, or assist in any way in the solicitation of, investors for investment in WENN’s coin offerings, act as a placement agent for the sale of WENN’s coins, or otherwise engage in any activity that would require us to register under Section 15(b) of the Securities Exchange Act of 1934, or similar provisions under state law.

The business services agreement with WENN provides that the fees for the services provided in connection with the development and launch of the Platform (the business development and technical services and business launch services) were deemed earned on the date of execution of the business services agreement. We have waived WENN’s requirement to pay the $250,000 fixed fee in connection with the business development and technical services as a concession. We have recognized the business development and technical services fee of $500,000 during the year ended December 31, 2017, which WENN paid in January 2018 upon the completion of its first round of pre-ICO fundraising.

The fees for the post-business launch support services (the “Monthly Services”) are $35,000 per month and they will be due at the beginning of each month in which the Monthly Services are performed. With respect to the Monthly Services, we have agreed to provide the Monthly Services for one year commencing on the date of the Platform Launch (as defined below), after which the business services agreement and the provision of the Monthly Services will automatically renew for a one year period and can be terminated by either our company or WENN with 30 days’ written notice. “Platform Launch” means the publicized product launch of the Platform to the general public, including the ability of the general public to use Tokens as the primary means of exchange for transactions on the Platform.

In addition, the business services agreement with WENN provides that the work fee in the amount of $4,175,000 is deemed earned on March 15, 2018 and the work fee is subject to a Renegotiation Obligation (as defined below). The business services agreement with WENN also provides that the additional fee of rights to receive an aggregate of 20,000,000 Platform tokens or coins (the “Tokens”) pursuant to a Simple Agreement for Future Tokens is also deemed earned on the date of execution of the business services agreement and the additional fee is subject to a Renegotiation Obligation. However, for financial reporting purposes, the work fee and additional fee are deemed earned on the date of the launch of the Platform. If WENN does not raise more than $40 million in connection with its offer and sale for cash of (i) one or more Simple Agreements for Future Tokens (“SAFTs”), which SAFTs will entitle the holders thereof to receive Tokens under certain circumstances, and/or, (ii) Tokens, in the event that WENN determines to offer and sell Tokens in lieu of or in addition to SAFTs in connection with its fundraising efforts (collectively, the “WENN Offering”), prior to May 31, 2018, we will be required to return the work fees and additional fee to WENN and WENN and our company will be required to negotiate in good faith the amount of each of such fee (such requirement to negotiate is referred to herein as the “Renegotiation Obligation”).

We have agreed that WENN will not be responsible for any out-of-pocket expenses incurred by our company in connection with our performance of the services. In addition, we have agreed to pay, and otherwise be financially responsible for (including through the reimbursement of disbursements made by WENN and its affiliates), (i) all legal costs and expenses incurred by WENN, our company and any of their affiliates in connection with the WENN Offering; (ii) all business and travel expenses incurred by WENN, our company and any of their affiliates in connection the WENN Offering; and (iii) all fees and expenses incurred by WENN in connection with its conversion of cryptocurrencies into US dollars in connection with the WENN Offering, including bank, exchange and other similar fees and expenses. WENN will have the right to deduct any such amounts from the fees otherwise payable by it to our company and apply such deducted amounts to the payments to our company.

The business services agreement will continue for a period of one year unless earlier terminated by either our company or WENN.

Either we or WENN may terminate the business services agreement upon the provision of 30 days’ written notice to the other party. If we provide such notice, WENN may immediately terminate the business services agreement and we will be entitled to no further compensation except for any fees earned prior to the date of the termination. If WENN provides such notice, we may immediately terminate the business services agreement and will be entitled to no further compensation, except for the following lump sum payments: (i) any fees earned to the effective date of termination; and (ii) a lump sum payment of $105,000.

For the purpose of determining our fees earned to the date of the termination in the event that either party terminates the business services agreement, all fees for services in connection with the development and launch of the Platform (the business development and technical services and business launch services) and the additional fee of rights to receive an aggregate of 20,000,000 Tokens are deemed earned on the date of execution of the business services agreement and the work fee is deemed earned as of March 15, 2018. However, the work fees and additional fee are subject to the Renegotiation Obligation. As such, our work fee and additional fee are not determinable or deemed collectible for the financial reporting purposes until the WENN Offering is completed or, if applicable, those fees are renegotiated pursuant to the Renegotiation Obligation.

Our chairman and director, Cameron Chell, is a director, officer and an indirect shareholder of Business Instincts Group Inc. which owns 10% of the common stock of WENN and he is also a director, officer and indirect shareholder of Blockchain Merchant Group, Inc. which owns 2.5% of the common stock of WENN and we own 7.5% of the common stock of WENN. Mr. Chell is also a director, chairman and secretary of WENN. Our president, Bruce Elliott, is a former chief marketing officer of WENN.

Our first client, WENN, has entered into a licensing partnership agreement with Eastman Kodak Company, which announced the launch of the KODAKOne blockchain platform and KODAKCoin initial coin offering. We are providing the services relating to the KODAKOne blockchain platform and the KODAKCoin initial coin offering pursuant to a business services agreement dated December 29, 2017, as amended as of March 15, 2018 with WENN.

Description of Business

Overview

Our new business is a services and development business that provides a turnkey set of services for companies to develop and integrate blockchain and cryptocurrency technologies into their business operations.

A blockchain is a distributed ledger technology which has the potential to bring significant efficiencies to many applications in diversity of fields ranging from global supply chains to financial services and beyond. One of the key promises of blockchains is reduced transaction and networking costs by removing the need for traditional third party intermediaries, such as banks, lawyers, escrow agents, etc. Blockchain is considered a foundational technology.

A cryptocurrency is a digital asset – often referred to as a coin or token – that is used as a medium of exchange using cryptography and decentralized control via a blockchain to secure the transaction and to control the creation of additional units of the currency.

We anticipate that we will enable companies to focus on their core competencies while providing the necessary resources and expertise to execute a strategy that will enable companies to integrate new blockchain plus cryptocurrency technologies into their business operations. Our plan is to be compensated on a fee-for-services model. We may also accept tokens, coins or equity in payment for our services, to the extent permitted under applicable law.

Our services include strategic planning, project planning and program management, structure development and administration, business plan modelling, customer development, including customer discovery and scoping as well as product commercialization and support, technology development and support, whitepaper preparation, due diligence reporting, governance planning and management.

Blockchain Technology

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

Initial Coin Offerings and Cryptocurrency

Initial coin offerings are an important new business tool that facilitates the distribution of a cryptocurrency enabling companies to develop communities in support of their business plans or projects. The community can financially participate in the initial coin offering without the company issuing equity because the community is participating in cryptocurrency via an initial coin offering. By having a structured stake in the company or project, the investors are incentivized to increase the project’s overall value thereby driving the value of the cryptocurrency issued in the initial coin offering. A cryptocurrency is a digital asset – often referred to as a coin or token – that is used as a medium of exchange using cryptography and decentralized control via a blockchain to secure the transaction and to control the creation of additional units of the currency.

We may receive fees from initial coin offering proceeds, in a combination of cash and tokens, coins or equity, to the extent permitted under applicable law. We intend to hold cryptocurrencies on our balance sheet and to sell them from time to time via regulated trading exchanges, to the extent permitted under applicable law. We are not involved in the issuance of cryptocurrencies or mining or other related technical cryptocurrency production.

Principal Services

We plan to generate revenue through the following services:

1.	Business Development and Technical Services

●	Business modeling and scoping and development;

●	Advisory services surrounding token models, and token incentivisation;

●	Advisory services surrounding cryptoeconomics creating networks, and utility of tokens;

●	Assistance & sourcing of technical guidance surrounding creation of working model from conceptual framework; and

●	Assistance & sourcing of guidance surrounding creation of company application for token usage, storage and transferring.

2.	Blockchain and Technology Program Management

●	Product vision and road-mapping;

●	Program development and project management;

●	Product development and testing.

3.	Customer Development

●	Customer discovery and scoping (not including any distribution or marketing related services, or assistance regarding the offer or sale of any tokens or coins); and

●	Product commercialization and support.

4.	Business Launch Services

●	Public relations & business development plans and strategies maximizing physical and digital outreach (not including any distribution or marketing related services, or assistance regarding the offer or sale of any tokens or coins);

●	Initial community development & management strategy;

●	Establish digital/social media presence (not including any distribution or marketing related services, or assistance regarding the offer or sale of any tokens or coins);

●	Whitepaper preparation and continued iterative reviews;

●	Due diligence report;

●	White labeled investor web wallet;

●	Website infographics and design and

●	Smart contract creation, sourcing, conceptualization and high-level specifications;

●	Provide sourcing, guidance and assistance where required to engineering team surrounding the development of token wallet; and

●	Specifications of platform website, and database backend built to collect user information.

5.	Post-Business Launch Support Services

●	Public relations to support (not including any distribution or marketing related services, or assistance regarding the offer or sale of any tokens or coins);

●	Community development and management; and

●	General support.

We do not intend to find or make referrals to, or otherwise solicit, or assist in any way in the solicitation of, investors for investment in our clients’ coin offerings, act as a placement agent for the sale of our clients’ coins, or otherwise engage in any activity that would require us to register under Section 15(b) of the Securities Exchange Act of 1934, or similar provisions under state law.

Sales and Marketing

We intend to implement our sales and marketing plan to attract new clients to our blockchain consulting business as follows:

●	Maintain an online presence through our website and social media channels by utilizing video, written content and social implementations to create awareness;

●	Sponsorship of cryptocurrency, blockchain and/or initial coin offering (“ICO”) related events;

●	Speaking engagements at industry conferences;

●	Direct sales channel management programs including both inbound and outbound programs and client referrals; and

●	Public relations campaigns.

Dependence on Few Customers

As of March 30, 2018, we have one client which has engaged us to build out its business model, technology strategy, market entry strategy and capital structure, which includes a blockchain platform launch. However, we have several potential customers in our sales pipeline.

Competition

We are in a novel business of providing services for companies to develop and integrate blockchain and cryptocurrency technologies into their business operations. We compete with the following competitors:

●	The Argon Group

The Argon Group (“Argon”) is an investment bank with a focus on digital finance and cryptocurrency and token-based capital markets. Argon provides financial advisory, placement, and technology services to companies seeking to raise equity, debt, and non-dilutive capital. Argon develops technical placement solutions, including digital tokens powered by advanced smart contracts, which Argon operates through a digital asset placement platform called TokenHub.com.

●	CoinLaunch

CoinLaunch recently announced the first end-to-end initial coin offering platform that allows anyone to build, deploy and monetize compliant ICOs through a web-based service. The platform focuses on three groups of cryptocurrency users: ICO creators, funders and promoters. The company provides a Coin Creator that enables users to create their own Ethereum-based ICO. CoinLaunch’s integrated cryptocurrency funding system enables backers to fund various campaigns using a built-in crypto-payment gateway. It also includes an affiliate and referral system that tracks and manages all aspects of the promotion of ICO campaigns. The platform facilitates the payment of referrals using a CoinLaunch Token, which then can be used to purchase ICOs offered on the platform or redeemed for other cryptocurrencies. The platform includes an integrated compliance system that allows for any vetted ICOs to comply with various local regulations, including know-your-client and anti-money laundering regulations.

●	CoinList

CoinList uses screens and selects blockchain companies. In August 2017, CoinList facilitated the token sale for blockchain-based data storage network Filecoin. CoinList also offers as part of its service a white-labeled compliance infrastructure stack. Purpose-built for token sales, ComplyAPI provides companies with SEC Rule 506 investor accreditation and know-your-client and anti-money laundering compliance due diligence through a simple integration and API.

●	ConsenSys

ConsenSys is a venture production studio building decentralized applications and various developer and end-user tools for blockchain ecosystems, primarily focused on Ethereum. The ConsenSys “hub” coordinates, incubates, accelerates and spawns “spoke” ventures through development, resource sharing, acquisitions, investments and the formation of joint ventures. These spokes benefit from foundational components built by ConsenSys that enable new services and business models to be built on the blockchain. In addition to the development of internal projects and consulting work, ConsenSys is engaged in the identification, development and acquisition of talent and projects on an ongoing basis.

●	SaftLaunch

SaftLaunch.com offers a service for companies seeking to issue an ICO or raise funds through a SAFT agreement, including a proprietary know-your-client and anti-money laundering compliance solution that positions it to co-invest into early stage projects in the pre-ICO phase.

●	Science

Science is launching a bitcoin-related incubation program and claims to be the first ICO incubator to enter the market.

●	Token Funder

Token Funder has created a “smart token asset management platform” or STAMP to facilitate blockchain based securities being crowdfunded. STAMP intends to, among other things, provide token and coin management and governance services for issuers and, subject to any regulatory approvals and/or exemptive relief required, provide for certain transferability of tokens and coins to ensure that a particular token or coin can achieve the access or use function for which it has been principally created.

●	TokenMarket

TokenMarket is a full service ICO provider. Its service offerings include:

o	ICO Launchpad, a service for organizing a “crowdsale” with a high quality blockchain industry network, expertise and tools with tradeable digital tokens;

o	A token and cryptocurrency database to aid investment decisions with extensive insight whereby its clients can follow ICO calendar and individual assets to be alerted about market opportunities ahead of time, and

o	Storage and management of a client’s digital assets in a TokenMarket wallet, which is secured with two-factor authentication.

●	Polymath

Polymath simplifies the legal process of creating and selling security tokens. It makes a new token standard, the ST20, and enforces government compliance. Only a “list of authorized investors and their Ethereum wallet addresses” can hold ST20 tokens. In order to launch a legally compliant token, Polymath platform brings together issuers, legal delegates, smart contract developers, know-your-client verification, and a decentralized exchange. All transactions on the Polymath platform take place using the native POLY token.

Many of our current and potential competitors may have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Accordingly, these competitors may be able to spend greater amounts on product development, marketing and distribution. This advantage could enable our competitors to acquire larger market share and develop and offer more competitive products and services. Such competition could adversely impact our ability to attain the financing necessary for us to develop our business plan. In the face of competition, we may not be successful in sufficient market share to make our business profitable.

Intellectual Property and Technology

We do not currently own any intellectual property. We intend to aggressively assert our rights under trade secret, patents, trademark and copyright laws to protect any intellectual property that we create, including product design, product research and concepts and recognized trademarks. These rights may be protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. In addition, while we are not aware that our services or proprietary rights infringe the proprietary rights of third parties, we may receive notices from third parties asserting that we have infringed their patents, trademarks, copyrights or other intellectual property rights. Any such claims could be time-consuming, result in costly litigation, cause service stoppages or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others, or require us to cease operating our business, any of which could have a material adverse effect on our business, operating results and financial condition.

As we have just begun our new business, we have devoted no substantial efforts to research and development within the last two fiscal years.

Government Regulation

Current and future legislation and rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoins or other cryptocurrency is viewed or treated for classification and clearing purposes. In particular, bitcoins and other cryptocurrency may not be excluded from the definition of “security” by regulatory rulemaking or interpretation requiring registration of all transactions, unless an exemption is available, including transacting in bitcoin or cryptocurrency amongst owners, and require registration of trading platforms as “exchanges” such as Coinsquare. We cannot be certain as to how future regulatory developments will impact the treatment of bitcoins and other cryptocurrencies under the law. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations or be subjected to fines, penalties and other governmental action. Any such action may adversely affect an investment in us. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm investors.

We intend to comply with any applicable anti-money laundering or know your customer rules relating to tokens imposed by the SEC and Canadian securities regulators.

Employees

As at March 30, 2018, we have two executive officers, Bruce Elliott, who is our president, and Michael Blum, who is our chief financial officer, secretary, and treasurer, and no employees. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We also employ consultants on an as-needed-basis to provide specific expertise in areas of product design and development and other business functions including marketing and accounting. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and our business before purchasing our securities. Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks. You should invest in our common stock only if you can afford to lose your entire investment.

General Cryptocurrency Risks

Cryptocurrency exchanges and other trading venues are relatively new and, in most cases, largely unregulated and may therefore be subject to fraud and failures.

When cryptocurrency exchanges or other trading venues are involved in fraud or experience security failures or other operational issues, such events could result in a reduction in cryptocurrency prices or confidence and impact our success and have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects and operations.

Cryptocurrency market prices depend, directly or indirectly, on the prices set on exchanges and other trading venues, which are new and, in most cases, largely unregulated as compared to established, regulated exchanges for securities, commodities or currencies. For example, during the past three years, a number of bitcoin exchanges have closed due to fraud, business failure or security breaches. In many of these instances, the customers of the closed exchanges were not compensated or made whole for partial or complete losses of their account balances. While smaller exchanges are less likely to have the infrastructure and capitalization that may provide larger exchanges with some stability, larger exchanges may be more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems) and may be more likely to be targets of regulatory enforcement action. We do not maintain any insurance to protect from such risks, and do not expect any insurance for customer accounts to be available (such as federal deposit insurance) at any time in the future, putting customer accounts at risk from such events. In the event we face fraud, security failures, operational issues or similar events such factors would have a material adverse effect on our ability of to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects and operations.

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies, with certain governments deeming them illegal while others have allowed their use and trade.

Governments may in the future curtail or outlaw the acquisition, use or redemption of cryptocurrencies. Ownership of, holding or trading in cryptocurrencies may then be considered illegal and subject to sanction. Governments may also take regulatory action that may increase the cost and/or subject cryptocurrency companies to additional regulation. The effect of any future regulatory change on our business or any cryptocurrency that may impact our business is impossible to predict, but such change could be substantial and would have a material adverse effect on our business, prospects and operations.

To date, the Securities and Exchange Commission (the “SEC”) has released statements that state that the United States would, in some circumstances, consider the offer and sale of blockchain tokens pursuant to an ICO subject to federal securities laws. China has released statements and taken similar actions. Canada has also released a notice which indicated that the Canadian Securities Administrators would, in some circumstances, consider the offer and sale of blockchain tokens pursuant to an ICO subject to Canadian securities laws. Although we do not participate in ICOs, our clients and customers may participate in ICOs and these actions may be a prelude to further action which chills widespread acceptance of blockchain and cryptocurrency adoption and have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations.

Governments may in the future take regulatory actions that prohibit or severely restrict the right to acquire, own, hold, sell, use or trade cryptocurrencies or to exchange cryptocurrencies for fiat currency. Similar actions by governments or regulatory bodies could result in restriction of the acquisition, ownership, holding, selling, use or trading in our securities. Such a restriction could have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, raise new capital which would have a material adverse effect on our business, prospects or operations and harm investors in our securities.

On-going and future regulatory actions and regulatory change related to our business or cryptocurrencies, may impact our ability to continue to operate and such actions could affect our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations.

The development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies is subject to a variety of factors that are difficult to evaluate.

The use of cryptocurrencies to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs digital assets based upon a computer-generated mathematical and/or cryptographic protocol. The growth of this industry in general, and the use of cryptocurrencies in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur and is unpredictable. The factors include, but are not limited to:

●	Continued worldwide growth in the adoption and use of cryptocurrencies;

●	Governmental and quasi-governmental regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the network or similar cryptocurrency systems;

●	Changes in consumer demographics and public tastes and preferences;

●	The maintenance and development of the open-source software protocol of the network;

●	The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	General economic conditions and the regulatory environment relating to digital assets; and

●	Negative consumer sentiment and perception of bitcoin specifically and cryptocurrencies generally.

Such events would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm investors in our securities.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment, including financial institutions of investors in our securities.

A number of companies that provide bitcoin and/or other cryptocurrency-related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide bitcoin and/or other cryptocurrency-related services have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies and could decrease its usefulness and harm its public perception in the future. Similarly, the usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses providing bitcoin and/or other cryptocurrency-related services. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and commodities exchanges, the over the counter market and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could result in the inability of our investors to open or maintain stock or commodities accounts, including the ability to deposit, maintain or trade our securities. Such factors would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and harm investors.

The impact of geopolitical events on the supply and demand for cryptocurrencies is uncertain.

Crises may motivate large-scale purchases of cryptocurrencies which could increase the price of cryptocurrencies rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior wanes, adversely affecting the value of any cryptocurrencies we hold or expect to acquire for our own account. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold.

As an alternative to gold or fiat currencies that are backed by central governments, cryptocurrencies, which are relatively new, are subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is uncertain but could be harmful to us and investors in our securities. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of cryptocurrencies either globally or locally. Such events would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account.

Acceptance and/or widespread use of cryptocurrency is uncertain.

Currently, there is a relatively small use of bitcoins and/or other cryptocurrencies in the retail and commercial marketplace for goods or services. In comparison there is relatively large use by speculators contributing to price volatility.

The relative lack of acceptance of cryptocurrencies in the retail and commercial marketplace limits the ability of end-users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account.

Political or economic crises may motivate large-scale sales of Bitcoins and Ethereum, or other cryptocurrencies, which could result in a reduction in value and adversely affect us.

As an alternative to fiat currencies that are backed by central governments, digital assets such as bitcoins and Ethereum, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of bitcoins and Ethereum and other cryptocurrencies either globally or locally. Large-scale sales of bitcoins and Ethereum or other cryptocurrencies would result in a reduction in their value and could adversely affect us. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm investors.

It may be illegal now, or in the future, to acquire, own, hold, sell or use bitcoins, Ethereum, or other cryptocurrencies, participate in the blockchain or utilize similar digital assets in one or more countries, the ruling of which would adversely affect us.

Although currently bitcoins, Ethereum, and other cryptocurrencies, the blockchain and digital assets generally are not regulated or are lightly regulated in most countries, including the United States, one or more countries such as China and Russia may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these digital assets or to exchange for fiat currency. Such restrictions may adversely affect us. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm investors.

If regulatory changes or interpretations require the regulation of bitcoins or other digital assets under the securities laws of the United States or elsewhere, including the Securities Act of 1933, the Securities Exchange Act of 1934 and the Investment Company Act of 1940 or similar laws of other jurisdictions and interpretations by the SEC, CFTC, IRS, Department of Treasury or other agencies or authorities, we may be required to register and comply with such regulations, including at a state or local level. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expense or burdens to us. We may also decide to cease certain operations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to us.

Current and future legislation and SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoins or other cryptocurrency is viewed or treated for classification and clearing purposes. In particular, bitcoins and other cryptocurrency may not be excluded from the definition of “security” by SEC rulemaking or interpretation requiring registration of all transactions, unless another exemption is available, including transacting in bitcoin or cryptocurrency amongst owners and require registration of trading platforms as “exchanges” such as Coinsquare. We cannot be certain as to how future regulatory developments will impact the treatment of bitcoins and other cryptocurrencies under the law. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations or be subjected to fines, penalties and other governmental action. Any such action may adversely affect an investment in us. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm investors.

Lack of liquid markets, and possible manipulation of blockchain/cryptocurrency based assets may adversely affect us.

Digital assets that are represented and trade on a ledger-based platform may not necessarily benefit from viable trading markets. Stock exchanges have listing requirements and vet issuers, requiring them to be subjected to rigorous listing standards and rules and monitoring investors transacting on such platform for fraud and other improprieties. These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform’s controls and other policies. The more lax a distributed ledger platform is about vetting issuers of digital assets or users that transact on the platform, the higher the potential risk for fraud or the manipulation of digital assets. These factors may decrease liquidity or volume, or increase volatility of digital securities or other assets trading on a ledger-based system, which may adversely affect us. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm investors.

Risks Related to Our Business

We have an evolving business model.

As digital assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. As a result, to stay current with the industry, our business model may need to evolve as well. From time to time, we may modify aspects of our business model relating to our product mix and service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. In addition, we intend to spend between $500,000 and $1,000,000 on various expenses to assist client companies to develop and integrate blockchain and cryptocurrency technologies into their business operations. These expenses that we incur are risk capital and can only be recovered by us if the applicable clients can successfully launch their businesses. Therefore, we risk losing substantial amounts of capital in the event any of our clients do not successfully launch their businesses. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm investors.

The loss or potential loss of our exclusion from regulation pursuant to the Securities Exchange Act of 1934, the Investment Company Act of 1940, the Investment Advisors Act of 1940 or any related state exemptions, could require us to restructure our operations.

The SEC heavily regulates the manner in which “investment companies,” “investment advisors,” and “broker-dealers” are permitted to conduct their business activities. We believe we will conduct our business in a manner that does not result in us being characterized as an investment company, an investment advisor or a broker-dealer, as we do not believe that we will engage in any of the activities that require registration under the Securities Exchange Act of 1934, the Investment Company Act of 1940, the Investment Advisors Act of 1940 or any similar provisions under state law. We intend to continue to conduct our business in such manner. If, however, we are deemed to be an investment company, an investment advisor, or a broker-dealer, we may be required to institute burdensome compliance requirements and our activities may be restricted, which would affect our business to a material degree. The loss or potential loss of our exclusion from regulation pursuant to the Securities Exchange Act of 1934, the Investment Company Act of 1940, the Investment Advisors Act of 1940 or any related state exemptions, could require us to restructure our operations, which could have an adverse effect on our financial condition and results of operations. In addition, we are determined to have engaged in activities that require any such registration, without obtaining such registration, we could be subject to civil and/or criminal liability, which could have an adverse effect on our financial condition and results of operations.

Cryptocurrency inventory, including that maintained by or for us, may be exposed to cybersecurity threats and hacks.

As with any computer code generally, flaws in cryptocurrency codes may be exposed by malicious actors. Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users’ information. Flaws in and exploitations of the source code allow malicious actors to take or create money have previously occurred. To date, several hackings have become public knowledge whereby hackers have exploited security vulnerabilities in computer code used by cryptocurrency exchanges, digital wallets and companies that hold cryptocurrency to steal the equivalent of hundreds of millions of dollars based on current exchange rates. Such events would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account.

Competing blockchain platforms and technologies may adversely affect our business.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or an alternative to distributed ledgers altogether. This may adversely affect us and our exposure to various blockchain technologies. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm investors.

Competition in our market could harm our business.

Many of our current and potential competitors may have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Accordingly, these competitors may be able to spend greater amounts on product development, marketing and distribution. This advantage could enable our competitors to acquire larger market share and develop and offer more competitive products and services. Such competition could adversely impact our ability to attain the financing necessary for us to develop our business plan. In the face of competition, we may not be successful in sufficient market share to make our business profitable.

The cryptocurrency assets we hold may be subject to loss, theft or restriction on access.

There is a risk that some or all of the cryptocurrency assets we hold from time to time could be lost or stolen. Access to the cryptocurrency assets we hold from time to time could also be restricted by cybercrime (such as a denial of service attack) against a service at which we maintain a hosted online wallet. Any of these events may adversely affect our operations and, consequently, our investments and profitability. The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our cryptocurrency holdings. Our loss of access to our private keys or our experience of a data loss relating to our digital wallets could adversely affect our investments and assets.

Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain. We will publish the public key relating to digital wallets in use when we verify the receipt of transfers and disseminate such information into the network, but we will need to safeguard the private keys relating to such digital wallets. To the extent such private keys are lost, destroyed or otherwise compromised, we will be unable to access the cryptocurrency assets we hold from time to time and such private keys will not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store the cryptocurrency assets we hold from time to time would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account.

Incorrect or fraudulent coin transactions may be irreversible.

Cryptocurrency transactions are irrevocable and stolen or incorrectly transferred coins may be irretrievable. As a result, any incorrectly executed or fraudulent coin transactions could adversely affect our investments and assets.

Coin transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction. In theory, cryptocurrency transactions may be reversible with the control or consent of a majority of processing power on the network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of a coin or a theft of coin generally will not be reversible and we may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, our coins could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Such events would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account.

Since there has been limited precedence set for financial accounting of bitcoin, Ethereum, and other digital assets, it is unclear how we will be required to account for digital assets transactions in the future.

Since there has been limited precedence set for the financial accounting of digital assets, it is unclear how we will be required to account for digital asset transactions or assets. Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate our financial statements. Such a restatement could negatively impact our business, prospects, financial condition and results of operation. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm investors.

The current state of capital markets, particularly for small companies, is expected to reduce our ability to obtain the financing necessary to continue our business. If we cannot raise the funds that we need to operate and expand our new business, we may go out of business and investors may lose their entire investment in us.

Like other smaller companies, we face difficulties in raising capital for our continued operations and to operate and expand our new business. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash and cash equivalents in the amount of $214,993 and working capital of $697,847 as of December 31, 2017. We anticipate that we will require additional financing while we operate and expand our new business. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We would likely secure any additional financing necessary through a private placement of our common stock through a debt financing. There can be no assurance that any financing will be available to us, or, even if it is, if it will be offered on terms and conditions acceptable to us. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us, could have a material adverse effect upon us. If additional funds are raised by issuing equity securities, dilution to existing or future stockholders will result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the expansion of our new business.

We are currently dependent on one client.

We currently have one client which has engaged us to build out its business model, technology strategy, market entry strategy and capital structure, which includes a blockchain platform launch. While we have several potential clients in our sales pipeline, there can be no assurance that we will engage additional clients. If our sole client discontinues its business with us, or if our client modifies the terms of its business with us on less favorable terms, the effect on our business, operating results and financial condition may become adverse.

Risks Related to Our Common Stock

Because our directors and officers control a large percentage of our voting stock, they have the ability to influence matters affecting our stockholders.

Our directors and officers control approximately 31.41% of our voting stock. As a result, they have the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition of assets, and the issuance of securities. Because they control a significant portion of votes, it would be very difficult for investors to replace our management if the investors disagree with the way our business is being operated. Because the influence by our directors and officers could result in management making decisions that are in their best interest and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 75,000,000 shares of common stock, of which 11,600,000 shares of common stock were issued and outstanding as of March 30, 2018. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future.

If the outstanding stock options, convertible notes or subscription receipts are exercised or converted, then we would be required to issue additional shares of our common stock, which will result in dilution to our stockholders’ ownership of our stock.

There is currently no established public trading market for our common stock, which makes it difficult for our stockholders to resell their shares.

There is currently no established public trading market for our common stock. There is a limited public market for our common stock through our quotation on the OTC Pink operated by the OTC Markets Group. Trading in stocks quoted on the OTC Pink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects. Moreover, the OTC Pink is not a stock exchange, and trading of securities on the OTC Pink is often more sporadic than the trading of securities listed on a national securities exchange like the NASDAQ or the NYSE. Accordingly, stockholders may have difficulty reselling any of our shares. We cannot assure you that there will be a market for our common stock in the future.

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

The Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. PROPERTIES

We do not own any property. Our principal offices are located at 4101 Redwood Ave, Building F. Los Angeles, California 90066. Our office premises are provided to our company at no cost by Cameron Chell, our chairman and director. We believe that our office premises are suitable and adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS

We know of no material pending legal proceedings to which our company or subsidiary is a party or of which any of our properties, or the properties of our subsidiary, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or subsidiary or has a material interest adverse to our company or subsidiary.

ITEM 4. MINE SAFETY DISCLOSUREs

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no established public trading market for our common stock. Our common stock is not traded on any exchange. There is a limited public market for our common stock. Our common stock has been quoted on the OTC Pink operated by the OTC Markets Group under the trading symbol “ICOX” since November 28, 2017. From August 17, 2017 to November 27, 2017, our common stock was quoted on the OTC Pink under the trading symbol “APCN”. Prior to that, our common stock was quoted on the OTC Pink under the trading symbol “RDLA”. There have not been any trades for our common stock on the OTC Pink operated by the OTC Markets Group.

Trading in stocks quoted on the OTC Pink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Pink. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2017	$2.60	$1.25
September 30, 2017	$1.25	$0.05
June 30, 2017	Nil	Nil
March 31, 2017	Nil	Nil
December 31, 2016	Nil	Nil
September 30, 2016	Nil	Nil
June 30, 2016	Nil	Nil
March 31, 2016	Nil	Nil

Holders of Common Stock

As of March 30, 2018, the 11,600,000 issued and outstanding shares of our common stock were held by a total of 57 stockholders of record.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our intention is to retain future earnings, if any, for use in our operations and the expansion of our business.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.	Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securitiesreflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	Nil	N/A	Nil
Equity compensation plans not approved by security holders(1)	2,900,000	$0.10	100,000
Total	2,900,000	$0.10	100,000

(1)	On October 15, 2017, as amended on January 22, 2018, our board of directors adopted and approved the 2017 Equity Incentive Plan. The purpose of the plan is to (a) enable us and any of our affiliates to attract and retain the types of employees, consultants and directors who will contribute to our long range success; (b) provide incentives that align the interests of employees, consultants and directors with those of our stockholders; and (c) promote the success of our business. The plan enables us to grant awards of a maximum of 3,900,000 shares of our stock and awards that may be granted under the plan includes incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards and performance compensation awards.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended December 31, 2017, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis provides a narrative about our financial performance and condition that should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this annual report. This discussion contains forward looking statements reflecting our current expectations and estimates and assumptions about events and trends that may affect our future operating results or financial position. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements due to a number of factors, including, but not limited to, those set forth in the sections of this annual report titled “Risk Factors” and “Forward-Looking Statements”.

Overview

We were incorporated under the laws of the State of Nevada on July 20, 2010. Following incorporation, we commenced the business of representing authors to publishers. Upon the resignation of Mary Wolf as an officer of our company on August 28, 2014, we ceased pursuing the business of representing authors to publishers and sought new business opportunities.

In July 2017, we decided to operate a new business of providing services for blockchain and cryptocurrency technologies.

Our new business is a services and development business that provides a turnkey set of services for companies to develop and integrate blockchain and cryptocurrency technologies into their business operations. We anticipate that we will enable companies to focus on their core competencies while providing the necessary resources and expertise to execute a strategy that will enable companies to integrate new blockchain plus cryptocurrency technologies into their business operations. Our plan is to be compensated on a fee-for-services model. We may also accept tokens, coins or equity in payment for our services, to the extent permitted under applicable law.

On December 29, 2017, we entered into a business services agreement with WENN and, on March 19, 2018, we entered into the amendment no. 1 to business services agreement dated as of March 15, 2018 with WENN. Pursuant to the business services agreement, we agreed to provide WENN with the services in connection with WENN’s development of the Platform using blockchain technology, including (i) the business development and technical services, (ii) the business launch services and (iii) the post-business launch support services.

WENN has entered into a licensing partnership agreement with Eastman Kodak Company, which announced the launch of the KODAKOne blockchain platform and KODAKCoin ICO. We are providing the services relating to the KODAKOne blockchain platform and the KODAKCoin ICO pursuant to a business services agreement dated December 29, 2017, as amended as of March 15, 2018 with WENN.

Results of Operations

Revenue

We had revenues of $500,000 for the year ended December 31, 2017 compared to $0 in 2016.

The business services agreement dated December 29, 2017, as amended as of March 15, 2018 with WENN provides that the fees for the services provided in connection with the development and launch of the Platform (the business development and technical services and business launch services) were deemed earned on the date of execution of the business services agreement. We have waived WENN’s requirement to pay the $250,000 fixed fee in connection with the business development and technical services as a concession. We have recognized the business development and technical services fee of $500,000 during the year ended December 31, 2017, which WENN paid in January 2018 upon the completion of its first round of pre-ICO fundraising.

Operating Expenses

We incurred operating expenses of $932,843 and $74,183 for the years ended December 31, 2017 and 2016, respectively, representing an increase of $858,660 between the two periods. These expenses consisted primarily of consulting fees, service costs, professional fees, stock-based compensation, interest and bank charges, and other general and administrative expenses. The increase in operating expenses between the two periods related to an increase in consulting fees from $9,000 in 2016 to $547,542 in 2017 due to our company entering into a consulting agreement with Business Instincts Group and other individuals to provide strategic and project management services, an increase in service costs from $0 in 2016 to $199,920 in 2017 due to services provided to our customer, an increase in professional fees from $58,625 in 2016 to $87,014 in 2017 due to additional legal and accounting costs incurred due to the change in business, an increase in interest and bank charges from $1,500 in 2016 to $1,896 as bank fees has increased to higher level of activities in 2017, and an increase in other general and administrative expenses from $5,058 in 2016 to $96,471 in 2017 as travel costs and advertising expenses have risen as we met with investors, potential clients, and sought to brand our company, and includes the stock-based compensation issued to our directors in 2017.

Other Income (Expense)

Other income includes $789 interest earned on a loan receivable form a related party compared to $0 for the same period last year. Other expenses include, interest expense on convertible notes payable of $35,004 for the year ended December 31, 2017 compared to $14,013 for the same period last year

Net Loss from Operations

We incurred net losses from operations of $432,843 and $74,183 for the years ended December 31, 2017 and 2016, respectively, representing a decrease of $358,660, primarily attributable to the factors discussed above under the heading “Operating Expenses”.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2017	As at December 31, 2016
Current Assets	$880,766	$56,050
Current Liabilities	182,919	49,013
Working Capital	$697,847	$7,037

Current Assets

Current assets of $880,766 as at December 31, 2017 and $56,050 as at December 31, 2016 were comprised of only cash and cash equivalents, accounts receivable, prepaid expenses, and an outstanding loan receivable. The increase in current assets as at December 31, 2017 was due to our company receiving $325,000 in connection with the purchase of convertible notes, $560,000 for a private placement in exchange for shares, and $500,000 in revenue.

Current Liabilities

Current liabilities as at December 31, 2017 were attributable to $131,303 in accounts payable and accrued expenses and $51,616 in accounts payable, related party compared to $49,013 in accounts payable and accrued expenses as at December 31, 2016.

Cash Flow

Our cash flows for the year ended December 31, 2017 and December 31, 2016 are as follows:

	Year ended December 31, 2017	Year ended December 31, 2016
Net cash (used in) operating activities	$(652,524)	$(27,820)
Net cash (used in) investing activities	(100,000)	-
Net cash provided by financing activities	911,467	70,000
Net changes in cash and cash equivalents	$158,943	$42,180

Operating Activities

Net cash used in operating activities was $652,524 for the year ended December 31, 2017, as compared to $27,820 for the year ended December 31, 2016, an increase of $624,704. The increase in net cash used in operating activities was primarily due to the payment of prepaid expenses, the increase in accounts receivable outstanding, and an increase in operating expenses as a result of an increase in the commencement of new business operations.

Investing Activities

Net cash used in investing activities was $100,000 for the year ended December 31, 2017 was due to the outstanding loan to a related party and the investment in a related party, as compared to $0 for the year ended December 31, 2016.

Financing Activities

Financing activities provided cash of $911,467 for the year ended December 31, 2017 and $70,000 for the year ended December 31, 2016. On March 2, 2017, we issued an unsecured convertible note in the principal amount of $20,000. On June 8, 2017, we issued an unsecured convertible note in the principal amount of $10,000. On October 30, 2017, we issued two unsecured convertible notes with a combined principal amount of $325,000. On October 30, 2017, we issued an aggregate of 5,600,000 shares of common stock to 35 subscribers for total consideration of $560,000 and paid offering costs of $3,533.

Recent Financing Activities

On March 12 and 19, 2018, we completed private placements of an aggregate of 9,113,659 subscription receipts at a price of $0.60 per subscription receipt for aggregate gross proceeds of $5,468,195.40. In the event of the occurrence of the escrow release condition (as defined below), each subscription receipt will automatically convert into one share of our common stock, for no additional consideration. The subscription amounts will be held by an escrow agent until the escrow release condition. The escrow release condition is the receipt by our company of conditional approval for the listing of the shares of our common stock on a Canadian stock exchange. In the event that the escrow release condition is satisfied prior to 5:00 p.m. (Vancouver time) on May 31, 2018, we will deliver a notice to the escrow agent confirming the escrow release condition has been satisfied. Upon receipt of the notice, the escrow agent will, as soon as practicable thereafter, release the subscription amounts to our company and each subscription receipt will automatically convert into one share of our common stock without payment of any additional consideration. If the escrow release condition is not satisfied by 5:00 p.m. (Vancouver time) on May 31, 2018 or if we deliver a written default notice to the escrow agent that the escrow release condition will not be satisfied by that time, the subscription receipts will expire and be of no further force and effect, effective as of the earlier of (i) 5:00 p.m. (Vancouver time) on May 31, 2018 and (ii) the date of the receipt of the default notice, and the subscribers will be entitled to receive from the escrow agent a refund of the subscription amounts held in escrow, without interest and less applicable expenses. In connection with the closing of the private placements, we paid cash finder’s fees in the aggregate amount of $29,399.97 and we agreed to issue 160,865 shares of our common stock at a deemed price of $0.60 per share as the finder’s fee, which will be issued only if the subscription receipts are converted into shares of our common stock.

On March 13, 2018, we entered into a loan agreement with Michael Blum whereby Mr. Blum advanced $100,000 to us. The principal amount of $100,000 is repayable on demand (but no longer than a term of six month) and bears simple interest at a rate of 12% per annum, which is payable upon repayment of the principal amount of $100,000. We are entitled to prepay the whole or any portion of the principal amount of $100,000, plus accrued interest on the portion of the principal amount of $100,000 being prepaid, at any time. The loan agreement provides that we must, within five days of the release of funds to us from our private placement of subscription receipts that closed in March 2018, repay the principal amount of $100,000 plus accrued interest in full. The loan agreement also provides that if we obtain any indebtedness on terms that are superior to the terms set forth in the loan agreement, then the terms under the loan agreement will be deemed to be amended, as of March 13, 2018, to match such superior terms in a manner and on terms as nearly equivalent as practicable to such superior terms.

On March 26, 2018, we entered into a loan agreement with Greg Burnett, a member of our advisory board, whereby Mr. Burnett advanced $100,000 to us. The principal amount of $100,000 is repayable on demand (but no longer than a term of six month) and bears simple interest at a rate of 12% per annum, which is payable upon repayment of the principal amount of $100,000. We are entitled to prepay the whole or any portion of the principal amount of $100,000, plus accrued interest on the portion of the principal amount of $100,000 being prepaid, at any time. The loan agreement provides that we must, within five days of the release of funds to us from our private placement of subscription receipts that closed in March 2018, repay the principal amount of $100,000 plus accrued interest in full. The loan agreement also provides that if we obtain any indebtedness on terms that are superior to the terms set forth in the loan agreement, then the terms under the loan agreement will be deemed to be amended, as of March 26, 2018, to match such superior terms in a manner and on terms as nearly equivalent as practicable to such superior terms.

Cash Requirements

We expect that we will require $4.327 million, including our current working capital, to fund our operating expenditures for the next twelve months. Projected working capital requirements for the next twelve months are as follows:

Estimated Working Capital Expenditures During the Next Twelve Months

Operating expenses	$2,015,000
General and administrative expenses	2,162,000
Estimated costs of the listing on a Canadian stock exchange and related expenses	150,000
Total	$4,327,000

Estimated operating expenses for the next 12 months are comprised of blockchain platform launch related expenses such as project management and consulting, legal fees, support agents and monitoring expenses, and blockchain and software expenses. We intend to spend between $0.5 million and $1 million on various expenses to assist companies to develop and integrate blockchain and cryptocurrency technologies into their business operations.

Estimated general and administrative expenses for the next 12 months comprised of: $1,260,000 for consulting fees; $250,000 for legal and professional fees; $180,000 for marketing and advertising expenses; $102,000 for trade shows; $250,000 for travel expenses; and $120,000 for miscellaneous and office expenses. Professional fees are expected to include fees related to complying with public reporting requirements, maintaining our quotation on the OTC Pink, conducting capital raises and expenses in connection with our new business.

Pursuant to a business services agreement dated December 29, 2017, as amended as of March 15, 2018, with our first client, WENN, WENN paid us $500,000 in fees in connection with the services relating to the business launch. See Business – Recent Developments for additional information.

We will require additional cash resources, including from the sale of subscription receipts completed in March 2018 to meet our planned capital expenditures and working capital requirements for the next 12 months. We expect to derive such cash through the sale of subscription receipts completed in March 2018 and, if additional cash resources are necessary, through the sale of other equity or debt securities or by obtaining a credit facility. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in debt service obligations, could cause additional dilution to our stockholders, and could require us to agree to financial covenants that could restrict our operations or modify our plans to source a new business opportunity. Financing may not be available in amounts or on terms acceptable to us, if at all. Failure to raise additional funds could cause our company to fail.

Going Concern

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $693,008 as at December 31, 2017 (December 31, 2016: $225,950). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

In its report on our financial statements for the years ended December 31, 2017 and 2016, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See next page.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ICOX Innovations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ICOX Innovations, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that ICOX Innovations, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain additional financing, there could be a material adverse effect on the Company.

Haynie & Company

Salt Lake City, Utah

April 2, 2018

We have served as the Company’s auditor since 2018

ICOX Innovations Inc.

(formerly AppCoin Innovations Inc.)

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
Assets

Current Assets
Cash and cash equivalents	$214,993	$56,050
Accounts receivable, related party	500,000	-
Prepaid expenses	30,000	-
Prepaid expenses, related party	35,000	-
Deferred service costs	21	-
Related party loans receivable and related accrued interest	100,752	-
Total Current Assets	880,766	56,050

Investment, related party	37	-
Total Assets	$880,803	$56,050

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$131,303	$49,013
Accounts payable and accrued expenses, related party	51,616	-
Total Current Liabilities	182,919	49,013

Convertible notes payable	500,325	145,325
Accrued interest on convertible notes	52,949	17,945
Total Liabilities	736,193	212,283

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,600,000 and 6,000,000 shares issued and outstanding as at December 31, 2017 and 2016, respectively	11,600	6,000
Additional paid-in-capital	826,018	63,717
Accumulated deficit	(693,008)	(225,950)
Total Stockholders’ Equity (Deficit)	144,610	(156,233)

Total Liabilities and Stockholders’ Equity (Deficit)	$880,803	$56,050

The accompanying notes are an integral part of these consolidated financial statements.

ICOX Innovations Inc.

(formerly AppCoin Innovations Inc.)

Consolidated Statement of Operations

	Year Ended December 31, 2017	Year Ended December 31, 2016

Revenues
Service revenue	$500,000	$-
Total revenues	500,000	-

Operating expenses
General and administrative expense	452,923	74,183
Consulting fees, related party	280,000	-
Service costs	199,920	-
Total operating expenses	932,843	74,183

Net loss from operations	(432,843)	(74,183)

Other income (expense)
Interest income, related party	789	-
Note interest expense	(35,004)	(14,013)
Total other income (expense)	(34,215)	(14,013)

Provision for taxes	-	-

Net loss	$(467,058)	$(88,196)

Loss per common share – Basic and diluted	$(0.07)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	6,934,795	6,000,000

The accompanying notes are an integral part of these consolidated financial statements.

ICOX Innovations Inc.

(formerly AppCoin Innovations Inc.)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2017	Year Ended December 31, 2016
Operating activities
Net loss for the year	$(467,058)	$(88,196)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	188,934	-
Stock-based compensation, related party	22,500	-
Changes in operating assets and liabilities
Accounts receivable, related party	(500,000)	-
Prepaid expense	(30,000)	-
Prepaid expense, related party	(35,000)	-
Accrued interest receivable, related party	(789)	-
Deferred service costs	(21)	-
Accrued interest payable	35,004	15,513
Accounts payable and accrued expenses	82,290	44,863
Accounts payable and accrued expenses, related party	51,616	-
Net cash (used in) operating activities	(652,524)	(27,820)

Investing activities
Loan issued to related party	(99,963)	-
Investment in related party	(37)	-
Net cash (used in) investing activities	(100,000)	-

Financing activities
Proceeds from issuance of convertible notes payable	355,000	70,000
Proceeds from share issuance	560,000	-
Share issue costs	(3,533)
Net cash provided by financing activities	911,467	70,000

Net changes in cash and equivalents	158,943	42,180

Cash and equivalents at beginning of the year	56,050	13,870

Cash and equivalents at end of the year	$214,993	$56,050

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES
Stock-based compensation	$188,934	$-
Stock-based compensation, related party	$22,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

ICOX Innovations Inc.

(formerly AppCoin Innovations Inc.)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2015	6,000,000	$6,000	$63,717	$(137,754)	$(68,037)
Net loss for the year	-	-	-	(88,196)	(88,196)
Balance, December 31, 2016	6,000,000	6,000	63,717	(225,950)	(156,233)
Share issuance, net of offering costs of $3,533	5,600,000	5,600	550,867	-	556,467
Stock-based compensation	-	-	188,934	-	188,934
Stock-based compensation, related party	-	-	22,500	-	22,500
Net loss for the year	-	-	-	(467,058)	(467,058)
Balance, December 31, 2017	11,600,000	$11,600	$826,018	$(693,008)	$144,610

The accompanying notes are an integral part of these consolidated financial statements.

ICOX Innovations Inc.

(formerly AppCoin Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

1. NATURE AND CONTINUANCE OF OPERATIONS

ICOX Innovations Inc. (formerly AppCoin Innovations Inc., formerly RedStone Literary Agents, Inc.) (the “Company”) was incorporated under the laws of State of Nevada, U.S. on July 20, 2010, with an authorized capital of 75,000,000 common shares, having a par value of $0.001 per share. During the period ended December 31, 2010, the Company commenced operations by issuing shares and developing its publishing service business, focused on representing authors to publishers.

On August 1, 2017, the Company incorporated a Nevada subsidiary, AppCoin Innovations (USA) Inc., which will be used to operate the Company’s new business of providing blockchain consulting services.

On August 17, 2017, the Company changed its name from “RedStone Literary Agents, Inc.” to “AppCoin Innovations Inc.”

On February 14, 2018, the Company changed its name from “AppCoin Innovations Inc.” to “ICOX Innovations Inc.”

The Company’s new business model provides a turnkey set of services for companies to develop and integrate blockchain and cryptocurrency technologies into their business operations. The Company will enable its customers to focus on their core competencies while providing the necessary resources and expertise to execute a strategy that will enable companies to integrate new blockchain plus cryptocurrency technologies into their business operations. The Company will be compensated on a fee-for-services model. The Company may also accept tokens or coins in payment for its services, to the extent permitted under applicable law.

The Company’s services will include strategic planning, project planning, structure development and administration, business plan modelling, technology development support, whitepaper preparation, due diligence reporting, governance planning and management.

Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $693,008 as of December 31, 2017 and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

In order to address the above factors, subsequent to year end, the Company completed private placements of an aggregate of 9,113,659 subscription receipts at a price of $0.60 per subscription receipt for aggregate gross proceeds of $5,468,195.40.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

ICOX Innovations Inc.
(formerly AppCoin Innovations Inc.)
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and these differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments, such as certificates of deposit or money market funds that are readily convertible to known amounts of cash and have original maturities of three months or less. All cash balances are held by major banking institutions.

The carrying amounts of cash and cash equivalents, prepaid expenses, short-term loans receivable, trade payables and convertible notes payable approximate their fair value due to the short-term maturity of such instruments.

Contingent Liabilities:

The Company accounts for its contingent liabilities in accordance with ASC No. 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2017 and 2016, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

ICOX Innovations Inc.
(formerly AppCoin Innovations Inc.)
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2017 and prior. Based on evaluation of the 2017 transactions and events, the Company does not have any material uncertain tax positions that require measurement.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2017 or 2016, and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2017 or 2016.

We are subject to taxation in the U.S. and the state of California. All of our tax years are subject to examination by the U.S. and California tax authorities due to the carry-forward of unutilized net operating losses.

Collectability of Accounts Receivable

In considering the collectability of accounts receivable, the Company takes into account the legal obligation for payment by the customer, as well as the financial capacity of the customer to fund its obligation to the Company.

Earnings per Share

The Company computes earnings (loss) per share in accordance with ASC 105, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Common shares from the conversion of debt (10,730,310 shares) (Note 3) and exercise of stock options (733,331 shares) (Note 7) have been excluded as their effect is anti-dilutive.

Stock-Based Compensation

The Company has adopted FASB guidance on stock-based compensation. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. The fair value of the options is calculated based upon the Black Scholes valuation model. (Note 7)

ICOX Innovations Inc.
(formerly AppCoin Innovations Inc.)
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

The Company has issued stock options to employees and non-employees. Stock options granted to non-employees for services or performance not yet rendered would be expensed over the service period or until the goals had been reached. The fair value calculation is recalculated at the end of every reporting period until the goal had been reached, when the expense has been wholly recognized. The stock options granted to non-employees during the year ended December 31, 2017 were for services already rendered in lieu of cash compensation and, as such, the service period has already passed and the entirety of the expense was recognized in the year.

Digital Currency Valuation

Digital currencies consist of cryptocurrency denominated assets and are included in current assets. Digital currencies are carried at their fair market value determined by an average spot rate of the most liquid digital currency exchanges. On an interim basis, we recognize decreases in the value of the assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Such unrealized gains or losses resulting from changes the value of the digital currency are recorded in Other Income, net in the consolidated statements of operations. Gains and losses realized upon sale of digital currencies are also recorded in Other Income, net in the consolidated statement of operations.

Fair market value is determined by taking the average spot rate from the most liquid digital currency exchanges. Digital currencies are measured using level one fair values, determined by taking the rate from market currency exchanges. Digital currency prices are affected by various forces including global supply and demand, interest rates, exchange rates, inflation or deflation and the global political and economic conditions. The Company may not be able to liquidate its inventory of digital currency at its desired price if required. A decline in the market prices for digital currencies could negatively impact the Company’s future operations. The digital currency market is still a new market and is highly volatile; historical prices are not necessarily indicative of future value; a significant change in the market prices for digital currencies would have a significant impact on the Company’s earnings and financial position.

The Company did not hold any digital currency at December 31, 2017 and December 31, 2016.

Revenue Recognition

Revenue is recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, the related services are rendered or delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. The Company has early adopted this policy.

The Company primarily generates revenues from professional services consulting agreements. These arrangements are generally entered into on a contingent fee basis. There is no prepayment or retainer required prior to performing services and the entire fees is earned on a contingent basis. The Company also provides monthly post-business launch support services. The recurring monthly post-business launch support services are recognized as revenue each month that the subscription is maintained.

The Company generally enters into arrangements for which revenues are contingent upon achieving a pre-determined deliverable or future outcome. Any contingent revenue for these arrangements is not recognized until the contingency is resolved and collectability is reasonably assured.

ICOX Innovations Inc.
(formerly AppCoin Innovations Inc.)
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled revenue (a component of accounts receivable) or deferred revenue on the consolidated balance sheet. Revenues recognized for services performed but not yet billed to clients are recorded as unbilled revenue.

Reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included as a component of revenues. Typically, an equivalent amount of reimbursable expenses are included in total direct client service costs. Taxes collected from customers and remitted to governmental authorities are presented in the statement of operations on a net basis.

Service costs

The Company’s policy is to defer direct service costs that relate to the earning of contingent fee revenue. These deferred costs are expensed when the contingent fee revenue is recognized or when the earning the contingent fee revenue is in doubt.

Reclassification

Certain reclassifications have been made to the 2016 financial statements in order for them to conform to the 2017 presentation. Such reclassifications have no impact on the Company’s financial position or results or operations.

Recently Adopted Accounting Pronouncements

Statement of Cash Flows (ASU 2016-15)

This update provides specific guidance to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. The update also clarifies the application of the predominance principle when cash receipts and cash payments have aspects of more than one class of cash flows. We will be required to adopt this standard effective January 1, 2018. We do not expect the adoption of this update to have a material effect on our financial statements.

Financial Instruments – Recognition and Measurement (ASU 2016-01)

This update retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. We will be required to adopt this standard effective January 1, 2018. We do not expect the adoption of this update to have a material effect on our financial statements.

3. ACCOUNTS RECEIVABLE

As at December 31, 2017, the Company had outstanding accounts receivable of $500,000 (2016 - $0). The entire amount was received subsequent to year end.

ICOX Innovations Inc.
(formerly AppCoin Innovations Inc.)
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

4. NOTES PAYABLE

On September 14, 2015, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “First Note”) in the principal amount of $73,825 to one subscriber. The First Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually. The principal amount of the First Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share. As at December 31, 2017, the First Note had a balance outstanding of $104,334 (2016 - $91,734), comprised of a principal amount of $73,825 and accrued interest of $30,509 (2016 - $17,909). The Company has determined that no beneficial conversion feature exists due to the share value on the date of issuance.

On December 31, 2016, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Second Note”) in the principal amount of $50,000 to one subscriber. The Second Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually. The principal amount of the Second Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share. As at December 31, 2017, the Second Note had a balance outstanding of $59,025 (2016 - $50,025), comprised of a principal amount of $50,000 and accrued interest of $9,025 (2016 - $25). The Company has determined that no beneficial conversion feature exists due to the share value on the date of issuance.

On December 31, 2016, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Third Note”) in the principal amount of $21,500 to one subscriber. The Third Note included repayment of the principal amount of $20,000 for an unsecured note issued on June 6, 2016 plus a $1,500 restructuring fee. The Third Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually. The principal amount of the Third Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share. As at December 31, 2017, the Third Note had a balance outstanding of $25,380 (2016 - $21,511), comprised of a principal amount of $21,500 and accrued interest of $3,880 (2016 - $11). The Company has determined that no beneficial conversion feature exists due to the share value on the date of issuance.

On March 2, 2017, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Fourth Note”) in the principal amount of $20,000 to one subscriber. The Fourth Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually. The principal amount of the Fourth Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share. As at December 31, 2017, the Fourth Note had a balance outstanding of $22,998 (2016 - $0), comprised of a principal amount of $20,000 and accrued interest of $2,998 (2016 - $0). The Company has determined that no beneficial conversion feature exists due to the share value on the date of issuance.

ICOX Innovations Inc.
(formerly AppCoin Innovations Inc.)
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

4. NOTES PAYABLE (CONT’D)

On June 8, 2017, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Fifth Note”) in the principal amount of $10,000 to one subscriber. The Fifth Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually. The principal amount of the Fifth Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share. As at December 31, 2017, the Fifth Note had a balance outstanding of $11,016 (2016 - $0), comprised of a principal amount of $10,000 and accrued interest of $1,016 (2016 - $0). The Company has determined that no beneficial conversion feature exists due to the share value on the date of issuance.

On September 7, 2017, the Company received a $250,000 loan from a less than 5% shareholder. The loan is unsecured, repayable on demand and is non-interest bearing. On October 30, 2017, this loan was used to subscribe to an unsecured convertible debenture (the “Sixth Note”) in the principal amount of $250,000 to one subscriber. The Sixth Note, and accrued interest, will mature three (3) years from the date of issuance and will bear interest at the rate of 10% interest per annum, compounded annually. The principal amount of the Sixth Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.10 per share. As at December 31, 2017, the Sixth Note had a balance outstanding of $254,247 (2016 - $0), comprised of a principal amount of $250,000 and accrued interest of $4,247 (2016 - $0). The Company has determined that no beneficial conversion feature exists due to the share value on the date of issuance.

On October 30, 2017, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Seventh Note”) in the principal amount of $75,000 to one subscriber. The Seventh Note, and accrued interest, will mature three (3) years from the date of issuance and will bear interest at the rate of 10% interest per annum, compounded annually. The principal amount of the Seventh Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.10 per share. As at December 31, 2017, the Seventh Note had a balance outstanding of $76,274 (2016 - $0), comprised of a principal amount of $75,000 and accrued interest of $1,274 (2016 - $0). The Company has determined that no beneficial conversion feature exists due to the share value on the date of issuance.

Based upon the balances as of December 31, 2017, the convertible notes and the related interest will come due in the following years:

	Principal	Interest	Total
2018	$-	$-	$-
2019	-	-	-
2020	398,825	36,030	434,855
2021	71,500	12,905	84,405
2022	30,000	4,014	34,014
Total	$500,325	$52,949	$553,274

5. NOTES RECEIVABLE – RELATED PARTY

On November 20, 2017, the Company made a $99,963 loan to WENN Digital Inc., a customer of the Company. This loan is unsecured, will mature one (1) year from the date of issuance and will bear interest at the rate of 7% interest per annum. As of December 31, 2017, interest of $789 has been accrued. The Company also received a 7.5% stake in the WENN Digital Inc. for making the loan.

ICOX Innovations Inc.
(formerly AppCoin Innovations Inc.)
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

6. RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from stockholders until such time as the Company can support its operations through revenue generation or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by stockholders. Amounts represent advances or amounts paid in satisfaction of liabilities.

The Company’s office premises were provided to it at no cost by one of its directors. The Company’s director did not take any fees for serving as director during the year ended December 31, 2017.

In October 2017, the Company signed an agreement with a company in which the Company’s Chairman is a director, officer, and 30.5% shareholder, to provide strategic management services. The agreement is for a two-year term that will automatically be renewed unless: (i) mutually agreed to by BIG and us, or (ii) written notice of non-renewal is provided by the non-renewing party to the other at least 90 days prior to the end of the term. This agreement committed the Company to pay $35,000 a month and a signing bonus of $100,000 payable as follows: (i) $50,000 upon closing of up to $750,000 of equity financing and (ii) $50,000 payable on signing of the first client agreement. As of December 31, 2017, the Company had trade and other payables owing to this related party of $51,616.

Future minimum payments per the agreement are:

2018	$470,000
2019	350,000
Total	$820,000

On December 29, 2017, the Company signed a master service agreement with WENN Digital Inc. (“WENN”), a company in which there is a common director. The agreement was amended on March 15, 2018, pursuant to which the Company changed the scope of services to provide WENN with the services in connection with WENN’s development of an image rights management and protection platform (the “Platform”) using blockchain technology, including (i) the business development and technical services, (ii) the business launch services and (iii) the post-business launch support services.

The business services agreement with WENN provides that the fees for the services provided in connection with the development and launch of the Platform (the business development and technical services and business launch services) were deemed earned on the date of execution of the business services agreement. The Company has waived WENN’s requirement to pay the $250,000 fixed fee in connection with the business development and technical services as a concession. The Company has recognized the business development and technical services fee of $500,000 during the year ended December 31, 2017, which WENN paid in January 2018 upon the completion of its first round of pre-ICO fundraising.

ICOX Innovations Inc.
(formerly AppCoin Innovations Inc.)
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

6. RELATED PARTY TRANSACTIONS (CONT’D)

The fees for the post-business launch support services (the “Monthly Services”) are $35,000 per month and they will be due at the beginning of each month in which the Monthly Services are performed. With respect to the Monthly Services, the Company has agreed to provide the Monthly Services for one year commencing on the date of the Platform Launch (as defined below), after which the business services agreement and the provision of the Monthly Services will automatically renew for a one year period and can be terminated by either our company or WENN with 30 days’ written notice. “Platform Launch” means the publicized product launch of the Platform to the general public, including the ability of the general public to use Tokens as the primary means of exchange for transactions on the Platform.

In addition, the business services agreement with WENN provides that the work fee in the amount of $4,175,000 is deemed earned on March 15, 2018 and the work fee is subject to a Renegotiation Obligation (as defined below). The business services agreement with WENN also provides that the additional fee of rights to receive an aggregate of 20,000,000 Platform tokens or coins (the “Tokens”) pursuant to a Simple Agreement for Future Tokens is also deemed earned on the date of execution of the business services agreement and the additional fee is subject to a Renegotiation Obligation. However, for financial reporting purposes, the work fee and additional fee are deemed earned on the date of the launch of the Platform. If WENN does not raise more than $40 million in connection with its offer and sale for cash of (i) one or more Simple Agreements for Future Tokens (“SAFTs”), which SAFTs will entitle the holders thereof to receive Tokens under certain circumstances, and/or, (ii) Tokens, in the event that WENN determines to offer and sell Tokens in lieu of or in addition to SAFTs in connection with its fundraising efforts (collectively, the “WENN Offering”), prior to May 31, 2018, the Company will be required to return the work fees and additional fee to WENN and WENN and our company will be required to negotiate in good faith the amount of each of such fee (such requirement to negotiate is referred to herein as the “Renegotiation Obligation”).

The Company has agreed that WENN will not be responsible for any out-of-pocket expenses incurred by our company in connection with our performance of the services. In addition, the Company has agreed to pay, and otherwise be financially responsible for (including through the reimbursement of disbursements made by WENN and its affiliates), (i) all legal costs and expenses incurred by WENN, our company and any of their affiliates in connection with the WENN Offering; (ii) all business and travel expenses incurred by WENN, our company and any of their affiliates in connection the WENN Offering; and (iii) all fees and expenses incurred by WENN in connection with its conversion of cryptocurrencies into US dollars in connection with the WENN Offering, including bank, exchange and other similar fees and expenses. WENN will have the right to deduct any such amounts from the fees otherwise payable by it to our company and apply such deducted amounts to the payments to our company.

The business services agreement will continue for a period of one year unless earlier terminated by either our company or WENN.

ICOX Innovations Inc.
(formerly AppCoin Innovations Inc.)
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

6. RELATED PARTY TRANSACTIONS (CONT’D)

Either the Company or WENN may terminate the business services agreement upon the provision of 30 days’ written notice to the other party. If the Company provides such notice, WENN may immediately terminate the business services agreement and the Company will be entitled to no further compensation except for any fees earned prior to the date of the termination. If WENN provides such notice, the Company may immediately terminate the business services agreement and will be entitled to no further compensation, except for the following lump sum payments: (i) any fees earned to the effective date of termination; and (ii) a lump sum payment of $105,000.

For the purpose of determining our fees earned to the date of the termination in the event that either party terminates the business services agreement, all fees for services in connection with the development and launch of the Platform (the business development and technical services and business launch services) and the additional fee of rights to receive an aggregate of 20,000,000 Tokens are deemed earned on the date of execution of the business services agreement and the work fee is deemed earned as of March 15, 2018. However, the work fees and additional fee are subject to the Renegotiation Obligation. As such, our work fee and additional fee are not determinable or deemed collectible for the financial reporting purposes until the WENN Offering is completed or, if applicable, those fees are renegotiated pursuant to the Renegotiation Obligation.

The Company’s chairman and one of its directors, Cameron Chell, is a director, officer and an indirect shareholder of Business Instincts Group Inc. which owns 10% of the common stock of WENN and he is also a director, officer and indirect shareholder of Blockchain Merchant Group, Inc. which owns 2.5% of the common stock of WENN and the Company owns 7.5% of the common stock of WENN. Mr. Chell is also a director, chairman, and officer of WENN. Mr. Elliott is a former officer of WENN.

7. SHARE CAPITAL

The Company’s common stock is issued at a $0.001 par value. 75,000,000 shares have been authorized. As at December 31, 2017, 11,600,000 shares were issued and outstanding (2016 – 6,000,000).

On October 30, 2017, the Company entered into a private placement subscription agreement with 35 subscribers, pursuant to which it issued an aggregate of 5,600,000 shares of common stock of the Company at a price of $0.10 per share for aggregate gross proceeds of $560,000.

ICOX Innovations Inc.
(formerly AppCoin Innovations Inc.)
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

8. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that the Board of Directors have the right to grant options to acquire common shares of the Company at not less than the closing market price of the shares on the day preceding the grant at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. The maximum number of options available for grant is 3,000,000. On January 22, 2018, the maximum number of options available for grant was increased to 3,900,000. As of December 31, 2017, there are 2,900,000 stock options issued (2016 – nil) and 100,000 stock options unissued (2016 – nil).

On October 15, 2017, the Company granted a total of 1,400,000 stock options to its directors and officers. The stock options are exercisable at the exercise price of $0.10 per share for a period of ten years from the date of grant. The stock options are exercisable as follows:

(i)	1/3 upon the date of grant;

(ii)	1/3 on the first anniversary date; and

(iii)	1/3 on the second anniversary date.

On October 15, 2017, the Company granted a total of 1,325,000 stock options to its consultants. These stock options were granted to consultants who have provided their services for cash compensation below cost, with the stock options providing additional compensation in lieu of cash. The stock options are exercisable at the exercise price of $0.10 per share for a period of ten years from the date of grant. Of the stock options granted, 800,000 are exercisable as follows:

(i)	1/3 upon the date of grant;

(ii)	1/3 on the first anniversary date; and

(iii)	1/3 on the second anniversary date.

The remaining 525,000 stock options are exercisable as follows:

(i)	1/3 on the first anniversary date;

(ii)	1/3 on the second anniversary date; and

(iii)	1/3 on the third anniversary date.

ICOX Innovations Inc.
(formerly AppCoin Innovations Inc.)
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

8. STOCK-BASED COMPENSATION (CONT’D)

On November 10, 2017, the Company granted a total of 175,000 stock options to its consultants. The stock options are exercisable at the exercise price of $0.10 per share for a period of ten years from the date of grant. The stock options are exercisable as follows:

(i)	1/3 on the first anniversary date;

(ii)	1/3 on the second anniversary date; and

(iii)	1/3 on the third anniversary date.

Stock options granted are valued at the fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	For the years ended December 31,
	2017	2016
Share price	$0.10	N/A
Exercise price	$0.10	N/A
Time to maturity (years)	10	N/A
Risk-free interest rate	2.28%-2.40%	N/A
Expected volatility	191.12%-191.75%	N/A
Dividend per share	$0.00	N/A
Forfeiture rate	Nil	N/A

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2015	-	-	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding, December 31, 2016	-	-	-	-
Granted	2,900,000	0.10	0.10	9.8
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding, December 31, 2017	2,900,000	0.10	0.10	9.8
Options exercisable, December 31, 2017	733,331	0.10	0.10	9.8

ICOX Innovations Inc.
(formerly AppCoin Innovations Inc.)
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

9. INCOME TAXES

For the fiscal years 2017 and 2016, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2017 and 2016, the Company had net operating loss carry forwards of approximately $693,008 and $225,850, respectively. The carry forwards expire through the year 2037. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Tax Cuts and Jobs Act was enacted on December 22, 2017 which reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes (2016 – 21%)), as follows:

	For the years ended December 31,
	2017	2016
Net operating loss before taxes	(467,058)	(88,196)
Federal income tax rate	21%	21%
Tax expense (benefit) at the statutory rate	(98,082)	(18,521)
Non-deductible items
Tax effect of stock-based compensation (non-qualifying options)	44,401	-
Change in valuation allowance	53,681	18,521
Total	-	-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities. The tax effect of significant components of the Company’s deferred tax assets at December 31, 2017 and 2016, respectively, are as follows:

	2017	2016
Deferred tax asset:
Net operating loss carry forwards	101,110	47,429
Total gross deferred tax assets	101,110	47,429
Less: Deferred tax asset valuation allowance	(101,110)	(47,429)
Total net deferred tax assets	-	-

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

The returns filed from the year 2014 going-forward are subject to examination by the IRS.

ICOX Innovations Inc.
(formerly AppCoin Innovations Inc.)
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

10. FINANCIAL INSTRUMENTS

Fair value is an exit price representing the amount that would be received to sell an asset or aid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

A three-tier fair value hierarchy is established as a base for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

●	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2: Observable inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3: unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participants assumptions that are reasonably available.

●	Investment in related party

	As of December 31,
	2017	2016
Investment in related party	37	-

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

11. SUBSEQUENT EVENTS

On January 3, 2018, WENN Digital Inc. repaid the outstanding $100,000 loan plus accrued interest of $950.

As Lead Director, Mr. Geiskopf will be receiving $120,000 in annual compensation.

On January 22, 2018, we amended our 2017 Equity Incentive Plan to increase the number of shares of our common stock available for the grant of awards under the plan from 3,000,000 shares to 3,900,000 shares.

On February 9, 2018, we appointed Edmund C. Moy as a director of the Company. We granted 100,000 stock options to Mr. Moy at an exercise price of $0.60 per share. Mr. Moy will be receiving $50,000 in annual compensation.

On February 14, 2018, we changed our name from “AppCoin Innovations Inc.” to “ICOX Innovations Inc.”. The name change became effective with the OTC Pink operated by the OTC Markets Group at opening for trading on February 14, 2018 under the stock symbol “ICOX”.

ICOX Innovations Inc.
(formerly AppCoin Innovations Inc.)
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

11. SUBSEQUENT EVENTS (CONT’D)

On February 16, 2018, we appointed Steve Beauregard as Member of the Advisory Board of the Company. We granted 25,000 stock options at an exercise price of $0.60 per share. Mr. Beauregard will be receiving $25,000 in annual compensation.

On February 16, 2018, we appointed Russell Stidolph as Member of the Advisory Board of the Company. We granted 50,000 stock options at an exercise price of $0.60 per share.

On March 13, 2018, we entered into a loan agreement with Michael Blum whereby Mr. Blum advanced $100,000 to us. The principal amount of $100,000 is repayable on demand (but no longer than a term of six month) and bears simple interest at a rate of 12% per annum, which is payable upon repayment of the principal amount of $100,000. We are entitled to prepay the whole or any portion of the principal amount of $100,000, plus accrued interest on the portion of the principal amount of $100,000 being prepaid, at any time. The loan agreement provides that we must, within five days of the release of funds to us from our private placement of subscription receipts that closed in March 2018, repay the principal amount of $100,000 plus accrued interest in full. The loan agreement also provides that if we obtain any indebtedness on terms that are superior to the terms set forth in the loan agreement, then the terms under the loan agreement will be deemed to be amended, as of March 13, 2018, to match such superior terms in a manner and on terms as nearly equivalent as practicable to such superior terms.

On March 12 and 19, 2018, we completed private placements of an aggregate of 9,113,659 subscription receipts at a price of $0.60 per subscription receipt for aggregate gross proceeds of $5,468,195.40. In the event of the occurrence of the escrow release condition (as defined below), each subscription receipt will automatically convert into one share of our common stock, for no additional consideration. The subscription amounts will be held by an escrow agent until the escrow release condition. The escrow release condition is the receipt by our company of conditional approval for the listing of the shares of our common stock on a Canadian stock exchange. In the event that the escrow release condition is satisfied prior to 5:00 p.m. (Vancouver time) on May 31, 2018, we will deliver a notice to the escrow agent confirming the escrow release condition has been satisfied. Upon receipt of the notice, the escrow agent will, as soon as practicable thereafter, release the subscription amounts to our company and each subscription receipt will automatically convert into one share of our common stock without payment of any additional consideration. If the escrow release condition is not satisfied by 5:00 p.m. (Vancouver time) on May 31, 2018 or if we deliver a written default notice to the escrow agent that the escrow release condition will not be satisfied by that time, the subscription receipts will expire and be of no further force and effect, effective as of the earlier of (i) 5:00 p.m. (Vancouver time) on May 31, 2018 and (ii) the date of the receipt of the default notice, and the subscribers will be entitled to receive from the escrow agent a refund of the subscription amounts held in escrow, without interest and less applicable expenses. In connection with the closing of the private placements, we paid cash finder’s fees in the aggregate amount of $29,399.97 and we agreed to issue 160,865 shares of our common stock at a deemed price of $0.60 per share as the finder’s fee, which will be issued only if the subscription receipts are converted into shares of our common stock.

In connection with this private placement, the Company agreed with each subscriber who purchased these Subscription Receipts to prepare and file a registration statement with respect to 50% of the Shares issuable upon conversion of the Subscription Receipts with the United States Securities and Exchange Commission within 90 days following the closing of the private placement and agreed to use commercially reasonable efforts to have the registration statement declared effective by the United States Securities and Exchange Commission as soon as possible after filing.

ICOX Innovations Inc.
(formerly AppCoin Innovations Inc.)
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

11. SUBSEQUENT EVENTS (CONT’D)

None of the securities issued in the private placement have been registered under the United States Securities Act of 1933, as amended (the “1933 Act”), and none of them may be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the 1933 Act.

On March 27, 2018, we entered into a loan agreement with Greg Burnett whereby Mr. Burnett advanced $100,000 to us. The principal amount of $100,000 is repayable on demand (but no longer than a term of six month) and bears simple interest at a rate of 12% per annum, which is payable upon repayment of the principal amount of $100,000. We are entitled to prepay the whole or any portion of the principal amount of $100,000, plus accrued interest on the portion of the principal amount of $100,000 being prepaid, at any time. The loan agreement provides that we must, within five days of the release of funds to us from our private placement of subscription receipts that closed in March 2018, repay the principal amount of $100,000 plus accrued interest in full. The loan agreement also provides that if we obtain any indebtedness on terms that are superior to the terms set forth in the loan agreement, then the terms under the loan agreement will be deemed to be amended, as of March 27, 2018, to match such superior terms in a manner and on terms as nearly equivalent as practicable to such superior terms.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our principal executive officer, who is our president, and our principal financial officer, who is our chief financial officer, are responsible for establishing and maintaining disclosure controls and procedures for our company.

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting. Our principal executive officer and our principal financial officer have accessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report on Form 10-K based on the criteria for effective internal control described Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission 2013. Based on this assessment, our principal executive officer and our principal financial officer have concluded our internal control over the financial reporting is not effective due to the following material weaknesses, which existed as of December 31, 2017:

●	Financial Reporting Systems: We did not maintain a fully integrated financial reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes; and

●	Segregation of Duties: We do not currently have a sufficient complement of technical accounting and external reporting personal commensurate to support standalone external financial reporting under U.S. generally accepted accounting principles (“U.S. GAAP”) or SEC requirements. Specifically, we did not effectively segregate certain accounting duties due to the small size of our accounting staff, and inability to maintain a sufficient number of adequately trained personnel who have the knowledge and experience with U.S. GAAP and SEC reporting necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by our personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

We believe that our material weaknesses in internal control over financial reporting and our disclosure controls and procedures relate in part to the fact that we are an emerging business with limited personnel. Management and our board of directors believe that we must allocate additional human and financial resources to address these matters. Throughout the year, we have been continuously improving our monitoring of current reporting systems and our personnel. We intend to continue to make improvements in our internal control over financial reporting and disclosure controls and procedures until our material weaknesses are remediated.

Limitations on the Effectiveness of Controls and Permitted Omission from Management’s Assessment

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In light of the material weaknesses described above, additional procedures were performed by our management to ensure that the consolidated financial statements included in this report were prepared in accordance with U.S. GAAP.

Remediation

●	We updated our accounting processes to include new closing procedures and a procedural checklist, the purpose of which are to ensure the accuracy of the financial data for the preparation of our financial statements, and new financial reporting procedures, the purpose of which are to prepare financial statements that fairly present our financial position and results of operations and cash flows in conformity with U.S. GAAP.

●	We implemented the use of financial statement and reporting disclosure checklists to ensure that all of our related disclosures are properly included and reported.

●	We implemented the following new policies and procedures:

i)	Financial budgets in place as approved by our board of directors;

ii)	Business plan was created for the business operations;

iii)	Weekly cash flow analysis that is reviewed by our chief financial officer and the senior management team;

iv)	Weekly management meetings with clear understanding of roles and responsibilities and tasks;

v)	All vendor invoices are reviewed and approved by our chief financial officer and compared to the budgets before processing payments;

vi)	Introduced Google Drive. All documents and contracts are centrally stored on the drive with restricted access;

vii)	Travel and expense policy implement for all consultants that have expense reports to claim reimbursements from our company;

viii)	Code of ethics and business conduct document signed by all consultants;

ix)	Disclosure policy document signed by all consultants;

x)	Insider trading policy signed by all consultants; and

xi)	Social media policy signed by all consultants.

Changes in Internal Control over Financial Reporting during the Fourth Quarter of 2017

During the fourth quarter of 2017, we made the following changes to our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for the quarter ended December 31, 2017:

●	We updated our bookkeeping and accounting recordkeeping procedures and moved to Quick Books Online from Excel bookkeeping. With Quick Books Online we have the usual controls and processes that are inherently available in an accounting software package like Quick Books and we eliminated any potential errors that could have occurred using a process of bookkeeping using Excel;

●	We hired a team of qualified accounting professionals to our company. We hired a new chief financial officer, a controller and a senior accountant during the fourth quarter of 2017. They collectively bring several years of public company reporting experience and oversight to the accounting and financial reporting and internal control processes; and

●	On October 9, 2017, James P. Geiskopf resigned as our secretary and treasurer and we appointed Michael Blum as the chief financial officer, secretary, treasurer and a director of our company. On October 9, 2017, our board of directors established an audit committee consisting of Michael Blum, James P. Geiskopf and Cameron Chell (replaced with Edmund C. Moy on March 2, 2018). On October 15, 2017, we appointed Bruce Elliott as the president of our company and Mr. Chell resigned as our president and chief executive officer in order to accommodate the appointment of Bruce Elliott as our president. On October 15, 2017, Mr. Chell was appointed as the non-executive chairman.

It should be noted that while our management has taken and will continue to take steps to improve our disclosure controls and procedures, our management does not expect that our disclosure controls and procedures or internal financial control over financial reporting will prevent all errors or fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals serve as our directors and executive officers. All of our directors hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified, or until their death, resignation or removal. Our executive officers are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Bruce Elliott	President	54	October 15, 2017
Michael Blum	Chief Financial Officer, Secretary, Treasurer and Director	41	October 9, 2017
Cameron Chell	Chairman and Director	49	August 21, 2017
James P. Geiskopf	Lead Director	58	August 28, 2014
Edmund C. Moy	Director	60	February 9, 2018

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Bruce Elliott

On October 15, 2017, Bruce Elliott was appointed as the president of our company. From April 2012 to October 2017, Mr. Elliott served as director of Boston Limited, Isle of Man, a regulated fiduciary and corporate service provider. From January 2013 to October 2017, Mr. Elliott served as director of Boston Ventures Limited, Isle of Man. From December 2017 to February 2018, Mr. Elliott served as the chief marketing officer of WENN.

Mr. Elliott is a 25-year eCommerce veteran having held senior leadership roles in privately held and listed companies in online payments, gaming, venture capital and trust and corporate service sectors in North America and Europe. Mr. Elliott is a recognized international conference speaker on entrepreneurship, venture capital and emerging technology trends and has also led venture capital investments into clean tech, gaming, blockchain and fintech companies. Career highlights include Executive Vice President Marketing and Sales of AIM listed Neteller plc, Director of Boston Group Limited and Managing Director of Boston Ventures Limited.

Michael Blum

On October 9, 2017, Michael Blum was appointed as the chief financial officer, secretary, treasurer and a director of our company.

Mr. Blum started his career in Silicon Valley where he eventually joined PayPal as country manager, Germany and later ran the payments business for eBay in South East Asia and the Pacific. In 2005, he moved into the world of finance, co-founding a hedge fund, Falconhenge Partners which then became part of Magnetar Capital. Since January 2008, Mr. Blum has been a co-founder and the President at Hedgeye Risk Management, a leading online financial media company and he is a director at Hedgeye Cares, the company’s employee driven charity. Since August 2016, he has also served as president of Seven7, LLC, a sports and entertainment focused venture fund. Since July 2013, he has served as managing director at Asia Leisure Capital SA, a hotel and casino management and investment firm. He was previously co-founder and chief financial officer of Firefly Systems Inc. from January 2014 to February 2017. Mr. Blum graduated from Yale University with a Bachelor of Arts in Economics and International studies in 1998.

We believe that Mr. Blum is qualified to serve on our board of directors because of his extensive business management and financial expertise derived from his past occupation.

Cameron Chell

On August 21, 2017, Cameron Chell was appointed as the president and chief executive officer and a director of our company. On October 15, 2017, Mr. Chell resigned as our president and chief executive officer in order to accommodate the appointment of Bruce Elliott as our president. On the same day, Mr. Chell was appointed as the non-executive chairman.

Mr. Chell has been the CEO of Business Instincts Group since November 2009. Business Instincts Group is a venture creation accelerator and services firm whose focus is building high-tech startups. The companies that Business Instincts Group has helped build include Draganfly, RaptorRig, ColdBore, UrtheCast, the first commercial video platform on the International Space Station and Slyce, the visual purchasing engine. As well, Mr. Chell has founded several startups including Futurelink, the original cloud computing company. Mr. Chell is currently involved with creating and sourcing new projects, and overseeing corporate development for Business Instincts Group. Business Instincts Group’s venture creation process involves management services that integrate a proprietary strategic planning process (The RIPKIT) into organizations fostering strategic growth, valuation appreciation, liquidity, and management accountability. In this regard Mr Chell’s primary responsibility is to provide project and strategic management facilitation while working with his co-founders, executives, and investors to determine what is most important and specifically how to get it done. Mr. Chell has also been a director and secretary of WENN from December 2017 and chairman of WENN from February 2018.

We believe that Mr. Chell is qualified to serve on our board of directors because of his extensive business experience derived from his current and past occupation.

James P. Geiskopf

Effective August 28, 2014, Mr. Geiskopf was appointed as president, secretary, treasury and director of our company. On August 21, 2017, Mr. Geiskopf resigned as our president. On October 9, 2017, Mr. Geiskopf resigned as our secretary and treasurer. Mr. Geiskopf has been our lead director since August 21, 2017.

Mr. Geiskopf currently serves on the board of directors of nFusz, Inc., formerly bBooth, Inc. (since May 7, 2014), a company having shares of common stock registered under the Securities Exchange Act of 1934. He served as a director of Electronic Cigarettes International Group, Ltd. from June 2013 to March 2017. He was the president, secretary, treasurer and a director of Searchbyheadlines.com (now Naked Brand Group Inc.) from December 22, 2011 to July 30, 2012, and the president and director of The Resource Group from 2007 to 2009. From 1986 to 2007, he served as the president and chief executive officer of Budget Rent-a-Car of Fairfield, California. Mr. Geiskopf also served on the board of directors of Suisun Valley Bank from 1986 to 1993 and on the board of directors of Napa Valley Bancorp. from 1991 to 1993.

We believe that Mr. Geiskopf is qualified to serve on our board of directors because of his extensive business management and financial expertise derived from his past occupation and his past and current board participation.

Edmund C. Moy

On February 9, 2018, we appointed Edmund C. Moy as a director of our company.

Mr. Moy has been self-employed since July 2013. He has provided autographs for Numismatic Guarantee Corporation since December 2015 and to Profession Coin Grading Services, a division of Collectors Universe (CLCT: NASDAQ) from November 2013 to November 2015. Mr. Moy has also been an author with Whitman Publishing since December 2013, and was a provider of endorsement to Fortress Gold Group from August 2014 to July 2017 and to Morgan Gold from November 2011 to July 2014. As a consultant since August 2013, he has advised the U.S. Department of Labor and the U.S. Department of Transportation during most of 2017 and worked on projects to develop the first Bitcoin IRA and the first state gold bullion depository in America. He has also been a professional speaker since August 2013. He was the vice president for corporate infrastructure of L&L Energy, Inc. from January 2011 to July 2013 and a director of L&L Energy, Inc. from January 2012 to September 2012. From September 2006 to January 2011, Mr. Moy served as Director of the United States Mint, the world’s largest manufacturer of coins and medals. He was appointed by President George W. Bush and unanimously confirmed by the U.S. Senate.

He currently serves on the advisory board or board of directors of several privately-held companies: AID:Tech (a blockchain company that fights global corruption in foreign aid and relief with digital identification), OmniSparx (develops healthy decentralized token ecosystems), and Valaurum (which sells the smallest verifiable unit of gold in the world). He is also a member of the Executive Advisory Board for the School of Business & Economics of Seattle Pacific University, the Board of Regents for Trinity International University, and the National Council for C3 Leaders.

Mr. Moy has served on public, private and non-profit boards and advisory boards, including coin.co, Axon Connected, LLC, L&L Energy, Inc. (NASDAQ: LLEN), Xactimed, Emerald Health Network, Christianity Today International, and Tau Kappa Epsilon International Fraternity.

We believe that Mr. Moy is qualified to serve on our board of directors because of his extensive business experience derived from his current and past occupation.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Except as disclosed below, none of our directors or executive officers have been involved in any of the following events during the past ten years:

(a)	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(c)	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(d)	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

(e)	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(f)	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Michael Blum was a co-founder of Firefly Systems Inc. (“Firefly”) and acted as the chief financial officer of Firefly from January 2014 to February 2017. Firefly was a start-up in the space launch industry. Firefly grew from nothing in January 2014 to a company with 185 employees in the summer of 2016 with NASA as its flagship customer. When a major European investor backed out of a $32 million funding commitment at the last minute due to the Brexit vote, Firefly’s major stockholder was unwilling to pick-up the pieces and Firefly failed to close its last round of funding by early 2017. As a result, on April 3, 2017, Firefly filed a bankruptcy petition under Chapter 7 in the United States Bankruptcy Court for the Western District of Texas.

Michael Blum was elected to the board of directors of XCOR Aerospace, Inc. (“XCOR”) in late April 2017. XCOR lost its only customer one or two weeks after his election and the board of directors of XCOR asked Mr. Blum to fill the role of acting chief executive officer and Mr. Blum took over as acting chief executive officer on June 27, 2017. Mr. Blum was unable to save XCOR and, on November 8, 2017, XCOR filed a bankruptcy petition under Chapter 7 in the United States Bankruptcy Court for the Eastern District of California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended December 31, 2017 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
James P. Geiskopf	1	1	Nil
Cameron Chell	2	2	Nil
Michael Blum	1	1	Nil

Code of Ethics

On December 20, 2017, our board of directors adopted a code of ethics and business conduct for directors, senior officers and employees of our company. We adopted the code of ethics and business conduct for the purpose of promoting:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;

●	full, fair, accurate, timely and understandable disclosure in all reports and documents that we file with, or submits to, the Securities and Exchange Commission and in other public communications made by our company;

●	compliance with applicable governmental laws, rules and regulations;

●	the protection of our assets, including corporate opportunities and confidential information;

●	fair dealing practices;

●	the prompt internal reporting of violations of the code of ethics and business conduct; and

●	accountability for adherence to the code of ethics and business conduct.

Audit Committee

We have an audit committee consisting of Michael Blum, James P. Geiskopf and Edmund C. Moy. Our audit committee assists our board of directors in fulfilling its responsibility to our stockholders relating to corporate accounting matters, the financial reporting practices of our company, and the quality and integrity of the financial reports of our company.

Audit Committee Financial Expert

Our board of directors has determined that Michael Blum, a member of our audit committee, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K issued by the Securities and Exchange Commission, but Mr. Blum is not “independent” as the term is used by NASDAQ Marketplace Rule 5605(a)(2). We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Other Committees of Board of Directors

We do not have nominating or compensation committees or committees performing similar functions nor do we have a written nominating or compensation committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2017;

(b)	each of two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2017,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company for the years ended December 31, 2017 and 2016 are set out in the following summary compensation table:

Summary Compensation Table – Years Ended December 31, 2017 and 2016

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Bruce Elliott President(1)	2017 2016	27,500 N/A	7,500 N/A	- N/A	8,776 (6) N/A	- N/A	- N/A	- N/A	43,776 N/A
Michael Blum Chief Financial Officer, Secretary, Treasurer and Director(2)	2017 2016	27,500 N/A	25,000 N/A	- N/A	17,553(6) N/A	- N/A	- N/A	- N/A	70,052 N/A
Cameron Chell Director and Chairman and Former President and Chief Executive Officer(3)	2017 2016	- N/A	- N/A	- N/A	17,553(6) N/A	- N/A	- N/A	- N/A	17,553(4) N/A
James P. Geiskopf Lead Director and Former President, Secretary and Treasurer(5)	2017 2016	- -	- -	- -	17,553 (6) -	- -	- -	- -	17,553 -

Notes:

(1)	On October 15, 2017, Mr. Elliott was appointed as the president of our company.

(2)	On October 9, 2017, Mr. Blum was appointed as the chief financial officer, secretary, treasurer and a director of our company.

(3)	On August 21, 2017, Mr. Chell was appointed as the president and chief executive officer and a director of our company. On October 15, 2017, Mr. Chell resigned as our president and chief executive officer in order to accommodate the appointment of Bruce Elliott as our president. On the same day, Mr. Chell was appointed as the non-executive chairman.

(4)	Does not include the fees and stock options received by Business Instincts Group Inc. On October 18, 2017, we entered into a business services agreement with Business Instincts Group Inc., a company of which Mr. Chell is a director, officer and indirect shareholder. The fees and stock options received by Business Instincts Group Inc. are compensation for the services provided by that company as a whole and we did not compensate Mr. Chell separately for these services. See Business – Recent Developments for additional information.

(5)	Effective August 28, 2014, Mr. Geiskopf was appointed as president, secretary, treasury and director of our company. On August 21, 2017, Mr. Geiskopf resigned as our president. On October 9, 2017, Mr. Geiskopf resigned as our secretary and treasurer.

(6)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. See Note 7 of our annual financial statements for the years ended December 31, 2017 and 2016 for a description of the assumptions made in the valuation of these stock options.

Narrative Disclosure to Summary Compensation Table

In connection with the appointment of Bruce Elliott as president, we have entered into an independent consultant agreement dated October 15, 2017 with Bruce Elliott whereby we agreed to pay Mr. Elliott a signing bonus of $7,500, payable within 30 days, and a consulting fee in the amount of $10,000 per month, which was increased to $12,000 per month commencing on February 1, 2018 with the approval of our board of directors. Subject to compliance with all applicable securities laws, we also agreed to grant to Mr. Elliott 200,000 stock options within 60 days at a price of $0.10 per share, which stock options become exercisable as follows: (i) 1/3 upon the date of grant; (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date. The agreement continues for twelve months terms which will automatically be renewed unless we provide 90 days prior written notice of our intention to not renew the agreement. The agreement may be terminated by (i) Mr. Elliott by providing at least 90 days advance notice in writing, (ii) us by giving at least 90 days advance notice in writing, or (iii) us without notice in the event that Mr. Elliott: (a) breaches any term of the agreement, (b) neglects the services or any other duty to be performed under the agreement, (c) engages in any conduct which is dishonest, or damages our reputation or standing, (d) is convicted of any criminal act, (e) engages in any act of moral turpitude, (f) files a voluntary petition in bankruptcy, or (g) is adjudicated as bankrupt or insolvent. Mr. Elliott has also agreed for the term of the agreement not to compete with us in the business of providing services for blockchain initial coin offerings. During the term of the agreement and for a period of one year immediately following the termination or expiration of the agreement, Mr. Elliott has agreed not to solicit or induce any customer, prospective customer, supplier, sales personnel, employee or independent contractor involved with us to terminate or breach any employment, contractual or other relationship with us, or to otherwise discontinue or alter such third party’s relationship with us.

In connection with the appointment of Michael Blum as chief financial officer, we have entered into an independent consultant agreement dated October 9, 2017 with Michael Blum whereby we agreed to pay Mr. Blum a signing bonus of $25,000, payable within 30 days, and a consulting fee in the amount of $10,000 per month. Subject to compliance with all applicable securities laws, we also agreed to grant to Mr. Blum stock options in an amount to be determined by our board of directors. The agreement continues for twelve months terms which will automatically be renewed unless we provide 30 days prior written notice of our intention to not renew the agreement. The agreement may be terminated by (i) Mr. Blum by providing at least 30 days advance notice in writing, (ii) us by giving at least 30 days advance notice in writing, or (iii) us without notice in the event that Mr. Blum: (a) breaches any term of the agreement, (b) neglects the services or any other duty to be performed under the agreement, (c) engages in any conduct which is dishonest, or damages our reputation or standing, (d) is convicted of any criminal act, (e) engages in any act of moral turpitude, (f) files a voluntary petition in bankruptcy, or (g) is adjudicated as bankrupt or insolvent. Mr. Blum has also agreed for the term of the agreement not to compete with us in the business of providing services for blockchain initial coin offerings. During the term of the agreement and for a period of one year immediately following the termination or expiration of the agreement, Mr. Blum has agreed not to solicit or induce any customer, prospective customer, supplier, sales personnel, employee or independent contractor involved with us to terminate or breach any employment, contractual or other relationship with us, or to otherwise discontinue or alter such third party’s relationship with us.

On October 15, 2017, as amended on January 22, 2018, our board of directors adopted and approved the 2017 Equity Incentive Plan. The purpose of the plan is to (a) enable us and any of our affiliates to attract and retain the types of employees, consultants and directors who will contribute to our long range success; (b) provide incentives that align the interests of employees, consultants and directors with those of our stockholders; and (c) promote the success of our business. The plan enables us to grant awards of a maximum of 3,900,000 shares of our stock and awards that may be granted under the plan includes incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards and performance compensation awards.

Effective October 15, 2017, we granted a total of 1,400,000 stock options to our directors and officers (200,000 stock options to Bruce Elliott, 400,000 stock options to Michael Blum, 400,000 stock options to Cameron Chell and 400,000 stock options to James P. Geiskopf). The stock options are exercisable at the exercise price of $0.10 per share for a period of ten years from the date of grant. The stock options become exercisable as follows: (i) 1/3 upon the date of grant; (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of its directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2017:

	Option awards							Stock awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Bruce Elliott	66,666	(1)	133,334	(1)	-	0.10	October 15, 2027	-	-	-	-
Michael Blum	133,333	(1)	266,667	(1)	-	0.10	October 15, 2027	-	-	-	-
Cameron Chell	133,333	(1)	266,667	(1)	-	0.10	October 15, 2027	-	-	-	-
James P. Geiskopf	133,333	(1)	266,667	(1)	-	0.10	October 15, 2027	-	-	-	-

Notes:

(1)	The stock options become exercisable as follows: (i) 1/3 upon the date of grant (October 15, 2017); (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date.

Compensation of Directors

During the year ended December 31, 2017, we had no directors who were not the named executive officers.

Except for James P. Geiskopf and Edmund C. Moy, we have no formal plan for compensating our directors for their services as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. In addition, our directors are entitled to reimbursement for reasonable expenses that they incur in connection with the performance of their duties as directors of our company.

On January 22, 2018, we entered into an offer letter with James P. Geiskopf, pursuant to which, among other things, we agreed to pay Mr. Geiskopf $120,000 in annual cash compensation commencing on January 1, 2018.

In connection with the appointment of Edmund C. Moy as a director on February 9, 2018, we entered into an offer letter dated February 9, 2018 with Mr. Moy, pursuant to which, among other things, we agreed to pay Mr. Moy $50,000 in annual cash compensation and grant 100,000 stock options. Effective February 9, 2018, we granted to Mr. Moy 100,000 stock options, which are exercisable at an exercise price of $0.60 per share until February 9, 2028. The stock options become exercisable as follows: (i) 1/3 on the grant date, (ii) 1/3 on the first anniversary of the grant date and (iii) 1/3 on the second anniversary of the grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2018, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our directors, our named executive officers and by our executive officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)(2)
Bruce Elliott 6 Kermode Road, Crosby, Isle of Man 1M4 4BZ	Common Stock	66,666	(3)	*
Michael Blum 2212 Glenbrook Way, Las Vegas, NV 89117	Common Stock	383,333	(4)	3.27%
Cameron Chell 561 Indiana Court, Venice Beach, CA 90291	Common Stock	2,208,333	(5)	18.70%
James P. Geiskopf 3250 Oakland Hills Court, Fairfield, CA 94534	Common Stock	1,133,333	(6)	9.66%
Edmund C. Moy 4251 Campbell Avenue, Suite 313, Arlington, VA 22206	Common Stock	33,333	(7)	*
All executive officers and directors as a group (5 persons)	Common Stock	3,824,998		31.41%

Notes

*	Less than 1%.

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Percentage of ownership is based on 11,600,000 shares of our common stock issued and outstanding as of March 30, 2018.

(3)	Comprised of 66,666 options to purchase shares of our common stock exercisable within 60 days.

(4)	Includes 133,333 options to purchase shares of our common stock exercisable within 60 days.

(5)	Comprised of 2,000,000 shares of our common stock held indirectly through Blockchain Fund GP Inc., 133,333 options to purchase shares of our common stock exercisable within 60 days, held by Mr. Chell and 75,000 options to purchase shares of our common stock exercisable within 60 days, held by Business Instincts Group Inc. Mr. Chell is the president, corporate secretary and director of Blockchain Fund GP Inc. and has the sole power to vote or direct the vote, and to dispose or direct the disposition of the shares of our common stock held by Blockchain Fund GP Inc. Mr. Chell is the director, officer and indirect shareholder of Business Instincts Group Inc. and has the sole power to vote or direct the vote, and to dispose or direct the disposition of the shares of our common stock held by Business Instincts Group Inc.

(6)	Includes 133,333 options to purchase shares of our common stock exercisable within 60 days.

(7)	Includes 33,333 options to purchase shares of our common stock exercisable within 60 days.

Changes in Control

We are unaware of any arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since January 1, 2016, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds $4,684.27, being the lesser of $120,000 or one percent of the average of its total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	any director or executive officer of our company;

(ii)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of any class of our voting securities;

(iii)	any person who acquired control of our company when it was a shell company or any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting or disposing of our common stock, that acquired control of our company when it was a shell company; and

(iv)	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

On October 30, 2017, we issued 250,000 shares of our common stock to Michael Blum at a price of $0.10 per share for gross proceeds of $25,000.

On October 18, 2017, we entered into a business services agreement with Business Instincts Group Inc., on November 20, 2017, we entered into a loan agreement with WENN Digital Inc. and, on December 29, 2017, as amended as of March 15, 2018, we entered into a business services agreement with WENN Digital Inc. Our chairman and director, Cameron Chell, is a director, officer and an indirect shareholder of Business Instincts Group Inc. which owns 10% of the common stock of WENN Digital Inc. and he is also a director, officer and indirect shareholder of Blockchain Merchant Group, Inc. which owns 2.5% of the common stock of WENN Digital Inc. Mr. Chell has also been a director and secretary of WENN Digital Inc. from December 2017 and chairman of WENN Digital Inc. from February 2018. From December 2017 to February 2018, our president, Bruce Elliott, served as the chief marketing officer of WENN Digital Inc. See Business – Recent Developments for additional information.

Effective October 15, 2017, we granted 225,000 stock options to Business Instincts Group Inc., a company of which Cameron Chell is a director, officer and indirect shareholder. The stock options are exercisable at the exercise price of $0.10 per share for a period of ten years from the date of grant. The stock options become exercisable as follows: (i) 1/3 upon the date of grant; (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date.

On March 13, 2018, we entered into a loan agreement with Michael Blum whereby Mr. Blum advanced $100,000 to us. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Financing Activities for additional information.

Compensation for Executive Officers and Directors

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

Director Independence

We currently act with four directors consisting of Michael Blum, Cameron Chell, James P. Geiskopf and Edmund C. Moy. Our common stock is quoted on the OTC Pink operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we have two independent directors, Cameron Chell and Edmund C. Moy.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to our company for the years ended December 31, 2017 and December 31, 2016 for professional services rendered by Haynie & Company, CPA, our independent registered public accounting firm:

Fees	2017		2016
Audit Fees	$25,000	*	$11,000
Audit Related Fees	-		-
Tax Fees	-		-
Other Fees	-		-
Total Fees	$25,000		$11,000

*Estimated.

Pre-Approval Policies and Procedures

Our audit committee pre-approves all services provided by our independent registered public accountants. All of the above services and fees were reviewed and approved by our board of directors or our audit committee before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the independence of our independent registered public accountants.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Bylaws (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)

10.13*	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017
10.14*	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017
10.15*	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017
10.16*	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)
10.18	Loan Agreement dated November 20, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)
10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.21	Business Services Agreement dated effective December 29, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 15, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24*	Offer Letter dated January 22, 2018 with James P. Geiskopf
10.25*	Offer Letter dated February 9, 2018 with Edmund C. Moy
10.26*	2017 Equity Incentive Plan
10.27*	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf
10.28*	Stock Option Agreement dated October 15, 2017 with Cameron Chell
10.29*	Stock Option Agreement dated October 15, 2017 with Michael Blum
10.30*	Stock Option Agreement dated October 15, 2017 with Bruce Elliott
10.31*	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc.
10.32*	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy
10.33*	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf
10.34*	Indemnification Agreement dated December 20, 2017 with Cameron Chell
10.35*	Indemnification Agreement dated December 20, 2017 with Michael Blum
10.36*	Indemnification Agreement dated December 20, 2017 with Bruce Elliott
10.37*	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy
(14)	Code of Ethics
14.1*	Code of Ethics and Business Conduct

(16)	Letter re Change in Certifying Accountant
16.1	Letter from Pritchett, Siler & Hardy P.C. dated January 22, 2018 (incorporated by reference from our Current Report on Form 8-K, filed on January 22, 2018)
(21)	Subsidiaries
21.1	Subsidiaries of ICOX Innovations Inc. AppCoin Innovations (USA) Inc., Nevada corporation
(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

ITEM 16. form 10-k summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOX INNOVATIONS INC.

By:

/s/ Bruce Elliott
Bruce Elliott
President
(Principal Executive Officer)
Date: April 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce Elliott
Bruce Elliott
President
(Principal Executive Officer)
Date: April 2, 2018

/s/ Michael Blum
Michael Blum
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: April 2, 2018

/s/ Cameron Chell
Cameron Chell
Director
Date: April 2, 2018

/s/ James P. Geiskopf
James P. Geiskopf
Director
Date: April 2, 2018

/s/ Edmund C. Moy
Edmund C. Moy
Director
Date: April 2, 2018