Form 10-Q
period 2018-03-31
ICOX INNOVATIONS INC.
filed 2018-05-14
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-55049

ICOX INNOVATIONS INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3098487
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.

4101 Redwood Ave, Building F, Los Angeles, CA 90066

(Address of principal executive offices) (Zip Code)

424.570.9446

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,600,000 common shares issued and outstanding as at May 14, 2018.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended March 31, 2018 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

ICOX Innovations Inc.

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$28,448	$214,993
Accounts receivable, related party	-	500,000
Prepaid expenses	84,166	30,000
Prepaid expenses, related party	35,000	35,000
Deferred service costs	61,228	21
Deferred offering costs	121,558	-
Related party loans receivable and related accrued interest	-	100,752
Subscription receipts in escrow	5,468,195	-
Total Current Assets	5,798,595	880,766

Investment, related party	37	37
Total Assets	$5,798,632	$880,803

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$363,504	$131,303
Accounts payable and accrued expenses, related party	30,531	51,616
Loans payable, related party	200,000	-
Accrued interest on loans payable, related party	723	-
Total Current Liabilities	594,758	182,919

Convertible notes payable	500,325	500,325
Accrued interest on convertible notes	68,744	52,949
Total Liabilities	1,163,827	736,193

Commitments and Contingencies	-	-

Mezzanine Equity
Subscription receipts	5,468,195	-
Total Mezzanine Equity	5,468,195	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,600,000 shares issued and outstanding as at March 31, 2018 and December 31, 2017, respectively	11,600	11,600
Additional paid-in-capital	870,536	826,018
Accumulated deficit	(1,715,526)	(693,008)
Total Stockholders’ Equity (Deficit)	(833,390)	144,610

Total Liabilities and Stockholders’ Equity (Deficit)	$5,798,632	$880,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ICOX Innovations Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Revenues
Service revenue	$-	$-
Total revenues	-	-

Operating expenses
General and administrative expense	514,117	29,241
Consulting fees, related party	105,000	-
Service costs	387,080	-
Total operating expenses	1,006,197	29,241

Net loss from operations	(1,006,197)	(29,241)

Other income (expense)
Interest income, related party	198	-
Note interest expense	(16,519)	(7,315)
Total other income (expense)	(16,321)	(7,315)

Provision for taxes	-	-

Net loss	$(1,022,518)	$(36,556)

Loss per common share – Basic and diluted	$(0.09)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	11,600,000	6,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ICOX Innovations Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Operating activities
Net loss for the period	$(1,022,518)	$(36,556)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	3,229	-
Stock-based compensation, related party	41,289	-
Changes in operating assets and liabilities
Accounts receivable, related party	500,000	-
Prepaid expense	(54,166)	-
Deferred service costs	(61,207)	-
Deferred offering costs	(121,558)	-
Accrued interest receivable, related party	752	-
Accounts payable and accrued expenses	232,201	-
Accounts payable and accrued expenses, related party	(21,085)	7,315
Accrued interest on loans payable, related party	723	(43,893)
Accrued interest on notes payable	15,795	-
Net cash (used in) operating activities	(486,545)	(73,134)

Investing activities
Repayment of loan issued to related party	100,000	-
Net cash provided by investing activities	100,000	-

Financing activities
Proceeds from issuance of loans payable, related party	200,000	-
Proceeds from issuance of convertible notes payable	-	20,000
Net cash provided by financing activities	200,000	20,000

Net changes in cash and equivalents	(186,545)	(53,134)

Cash and equivalents at beginning of the period	214,993	56,050

Cash and equivalents at end of the period	$28,448	$2,916

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation	$3,229	$-
Stock-based compensation, related party	$41,289	$-
Subscription receipts - escrow	$5,468,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ICOX Innovations Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2018 and for the three months ended March 31, 2018 and 2017

1. NATURE AND CONTINUANCE OF OPERATIONS

ICOX Innovations Inc. (formerly AppCoin Innovations Inc., formerly RedStone Literary Agents, Inc.) (the “Company”) was incorporated under the laws of State of Nevada on July 20, 2010, with an authorized capital of 75,000,000 common shares, having a par value of $0.001 per share. During the period ended December 31, 2010, the Company commenced operations by issuing shares and developing its publishing service business, focused on representing authors to publishers.

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

The Company’s services will include strategic planning, project planning, structure development and administration, business plan modeling, technology development support, whitepaper preparation, due diligence reporting, governance planning and management.

Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,715,526 as of March 31, 2018 and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

In order to address the above factors, subsequent to year end, the Company completed private placements of an aggregate of 9,113,659 subscription receipts at a price of $0.60 per subscription receipt for aggregate gross proceeds of $5,468,195.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.

Basis of Consolidation

The interim condensed consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany transactions and balances have been eliminated.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 2, 2018.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and these differences could be material.

Deferred Offering Costs

Costs that the Company incurred in relation to the private placement that has not yet closed has been recorded as deferred offering costs on the Condensed Balance Sheet. Once the private placement is closed then these deferred offering costs will be charged to equity as share issue costs. If the private placement does not close, then these costs will be written off during that period.

Mezzanine Equity

Subscription receipts that have been received by the Company in relation to the private placement that has not yet closed has been recorded as Mezzanine Equity on the Condensed Balance Sheet. These funds are being recorded separately from shareholders’ equity.

Reclassification

Certain reclassifications have been made to the 2017 financial statements in order for them to conform to the 2018 presentation. Such reclassifications have no impact on the Company’s financial position or results or operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently Adopted Accounting Pronouncements

Statement of Cash Flows (ASU 2016-15)

This update provides specific guidance to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. The update also clarifies the application of the predominance principle when cash receipts and cash payments have aspects of more than one class of cash flows. The Company adopted this standard effective January 1, 2018. The adoption of this update had no material effect on our financial statements.

Financial Instruments – Recognition and Measurement (ASU 2016-01)

This update retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The Company adopted this standard effective January 1, 2018. The adoption of this update had no material effect on our financial statements.

3. NOTES PAYABLE

On September 14, 2015, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “First Note”) in the principal amount of $73,825 to one subscriber. The First Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually. The principal amount of the First Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share. As at March 31, 2018, the First Note had a balance outstanding of $107,611 (December 31, 2017 - $104,334), comprised of a principal amount of $73,825 and accrued interest of $33,786 (December 31, 2017 - $30,509). The Company has determined that no beneficial conversion feature exists due to the share value on the date of issuance.

On December 31, 2016, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Second Note”) in the principal amount of $50,000 to one subscriber. The Second Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually. The principal amount of the Second Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share. As at March 31, 2018, the Second Note had a balance outstanding of $61,243 (December 31, 2017 - $59,025), comprised of a principal amount of $50,000 and accrued interest of $11,243 (December 31, 2017 - $9,025). The Company has determined that no beneficial conversion feature exists due to the share value on the date of issuance.

On December 31, 2016, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Third Note”) in the principal amount of $21,500 to one subscriber. The Third Note included repayment of the principal amount of $20,000 for an unsecured note issued on June 6, 2016 plus a $1,500 restructuring fee. The Third Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually. The principal amount of the Third Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share. As at March 31, 2018, the Third Note had a balance outstanding of $26,335 (December 31, 2017 - $25,380), comprised of a principal amount of $21,500 and accrued interest of $4,835 (December 31, 2017 - $3,880). The Company has determined that no beneficial conversion feature exists due to the share value on the date of issuance.

3. NOTES PAYABLE (CONT’D)

On March 2, 2017, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Fourth Note”) in the principal amount of $20,000 to one subscriber. The Fourth Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually. The principal amount of the Fourth Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share. As at March 31, 2018, the Fourth Note had a balance outstanding of $23,886 (December 31, 2017 - $22,998), comprised of a principal amount of $20,000 and accrued interest of $3,886 (December 31, 2017 - $2,998). The Company has determined that no beneficial conversion feature exists due to the share value on the date of issuance.

On June 8, 2017, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Fifth Note”) in the principal amount of $10,000 to one subscriber. The Fifth Note, and accrued interest, will mature five (5) years from the date of issuance and will bear interest at the rate of 18% interest per annum, compounded annually. The principal amount of the Fifth Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share. As at March 31, 2018, the Fifth Note had a balance outstanding of $11,460 (December 31, 2017 - $11,016), comprised of a principal amount of $10,000 and accrued interest of $1,460 (December 31, 2017 - $1,016). The Company has determined that no beneficial conversion feature exists due to the share value on the date of issuance.

On September 7, 2017, the Company received a $250,000 loan from a less than 5% shareholder. The loan is unsecured, repayable on demand and is non-interest bearing. On October 30, 2017, this loan was used to subscribe to an unsecured convertible debenture (the “Sixth Note”) in the principal amount of $250,000 to one subscriber. The Sixth Note, and accrued interest, will mature three (3) years from the date of issuance and will bear interest at the rate of 10% interest per annum, compounded annually. The principal amount of the Sixth Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.10 per share. As at March 31, 2018, the Sixth Note had a balance outstanding of $260,411 (December 31, 2017 - $254,247), comprised of a principal amount of $250,000 and accrued interest of $10,411 (December 31, 2017 - $4,247). The Company has determined that no beneficial conversion feature exists due to the share value on the date of issuance.

On October 30, 2017, the Company entered into a private placement subscription agreement and issued an unsecured convertible note (the “Seventh Note”) in the principal amount of $75,000 to one subscriber. The Seventh Note, and accrued interest, will mature three (3) years from the date of issuance and will bear interest at the rate of 10% interest per annum, compounded annually. The principal amount of the Seventh Note, plus any interest accrued thereon, may be converted into shares of common stock of the Company at a conversion price of $0.10 per share. As at March 31, 2018, the Seventh Note had a balance outstanding of $78,123 (December 31, 2017 - $76,274), comprised of a principal amount of $75,000 and accrued interest of $3,123 (December 31, 2017 - $1,274). The Company has determined that no beneficial conversion feature exists due to the share value on the date of issuance.

Based upon the balances as of March 31, 2018, the convertible notes and the related interest will come due in the following years:

	Principal	Interest	Total
2018	$-	$-	$-
2019	-	-	-
2020	398,825	47,320	446,145
2021	71,500	16,078	87,578
2022	30,000	5,346	35,346
Total	$500,325	$68,744	$569,069

4. LOANS PAYABLE – RELATED PARTY

On March 13, 2018, we entered into a loan agreement with Michael Blum, our Chief Financial Officer, whereby Mr. Blum advanced $100,000 to us. The principal amount of $100,000 is repayable on demand (but no longer than a term of six month) and bears simple interest at a rate of 12% per annum, which is payable upon repayment of the principal amount of $100,000. We are entitled to repay the whole or any portion of the principal amount of $100,000, plus accrued interest on the portion of the principal amount of $100,000 being repaid, at any time. The loan agreement provides that we must, within five days of the release of funds to us from our private placement of subscription receipts that closed in March 2018, repay the principal amount of $100,000 plus accrued interest in full. The loan agreement also provides that if we obtain any indebtedness on terms that are superior to the terms set forth in the loan agreement, then the terms under the loan agreement will be deemed to be amended, as of March 13, 2018, to match such superior terms in a manner and on terms as nearly equivalent as practicable to such superior terms. As at March 31, 2018, interest accrued is $592.

On March 27, 2018, we entered into a loan agreement with Greg Burnett, a member of our Advisory Board, whereby Mr. Burnett advanced $100,000 to us. The principal amount of $100,000 is repayable on demand (but no longer than a term of six month) and bears simple interest at a rate of 12% per annum, which is payable upon repayment of the principal amount of $100,000. We are entitled to repay the whole or any portion of the principal amount of $100,000, plus accrued interest on the portion of the principal amount of $100,000 being repaid, at any time. The loan agreement provides that we must, within five days of the release of funds to us from our private placement of subscription receipts that closed in March 2018, repay the principal amount of $100,000 plus accrued interest in full. The loan agreement also provides that if we obtain any indebtedness on terms that are superior to the terms set forth in the loan agreement, then the terms under the loan agreement will be deemed to be amended, as of March 27, 2018, to match such superior terms in a manner and on terms as nearly equivalent as practicable to such superior terms. As at March 31, 2018, interest accrued is $131.

Based upon the balances as of March 31, 2018, the loans payable and the related interest will come due in the following years:

	Principal	Interest	Total
2018	$200,000	$723	$200,723
Total	$200,000	$723	$200,723

5. RELATED PARTY TRANSACTIONS

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

The Company’s office premises were provided to it at no cost by one of its directors. This director did not take any fees for serving as director during the period ended March 31, 2018.

In October 2017, the Company signed an agreement with a company in which the Company’s Chairman is a director, officer, and 30.5% shareholder, to provide strategic management services. The agreement is for a two-year term that will automatically be renewed unless: (i) mutually agreed to by BIG and us, or (ii) written notice of non-renewal is provided by the non-renewing party to the other at least 90 days prior to the end of the term. This agreement committed the Company to pay $35,000 a month and a signing bonus of $100,000 payable as follows: (i) $50,000 upon closing of up to $750,000 of equity financing and (ii) $50,000 payable on signing of the first client agreement. As of March 31, 2018, the Company had trade and other payables owing to this related party of $30,531.

5. RELATED PARTY TRANSACTIONS (CONT’D)

Future minimum payments per the agreement are:

2018	$315,000
2019	350,000
Total	$665,000

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

The business services agreement with WENN provides that the fees for the services provided in connection with the development and launch of the Platform (the business development and technical services and business launch services) were deemed earned on the date of execution of the business services agreement. The Company has waived WENN’s requirement to pay the $250,000 fixed fee in connection with the business development and technical services as a concession. The Company has recognized the business development and technical service fee of $500,000 during the year end December 31, 2017, paid in January by WENN upon the completion of its first round of pre-ICO fundraising.

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

5. RELATED PARTY TRANSACTIONS (CONT’D)

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

6. SHARE CAPITAL

The Company’s common stock is issued at a $0.001 par value. 75,000,000 shares have been authorized. As at March 31, 2018, 11,600,000 shares were issued and outstanding (December 31, 2017 – 11,600,000).

On March 12 and 19, 2018, we completed private placements of an aggregate of 9,113,659 subscription receipts at a price of $0.60 per subscription receipt for aggregate gross proceeds of $5,468,195. In the event of the occurrence of the escrow release condition (as defined below), each subscription receipt will automatically convert into one share of our common stock, for no additional consideration. The subscription amounts will be held by an escrow agent until the escrow release condition. The escrow release condition is the receipt by our company of conditional approval for the listing of the shares of our common stock on a Canadian stock exchange. In the event that the escrow release condition is satisfied prior to 5:00 p.m. (Vancouver time) on May 31, 2018, we will deliver a notice to the escrow agent confirming the escrow release condition has been satisfied. Upon receipt of the notice, the escrow agent will, as soon as practicable thereafter, release the subscription amounts to our company and each subscription receipt will automatically convert into one share of our common stock without payment of any additional consideration. If the escrow release condition is not satisfied by 5:00 p.m. (Vancouver time) on May 31, 2018 or if we deliver a written default notice to the escrow agent that the escrow release condition will not be satisfied by that time, the subscription receipts will expire and be of no further force and effect, effective as of the earlier of (i) 5:00 p.m. (Vancouver time) on May 31, 2018 and (ii) the date of the receipt of the default notice, and the subscribers will be entitled to receive from the escrow agent a refund of the subscription amounts held in escrow, without interest and less applicable expenses. In connection with the closing of the private placements, we paid cash finder’s fees in the aggregate amount of $29,400 and we agreed to issue 160,865 shares of our common stock at a deemed price of $0.60 per share as the finder’s fee, which will be issued only if the subscription receipts are converted into shares of our common stock.

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

7. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that the Board of Directors have the right to grant options to acquire common shares of the Company at not less than the closing market price of the shares on the day preceding the grant at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. As of December 31, 2017, the maximum number of options available for grant was 3,000,000 shares. On January 22, 2018, the maximum number of options available for grant was increased to 3,900,000 shares. As of March 31, 2018, there are 3,075,000 stock options issued (December 31, 2017 – 2,900,000) and 825,000 stock options unissued (December 31, 2017 – 100,000).

7. STOCK-BASED COMPENSATION (CONT’D)

On February 9, 2018, the Company granted a total of 100,000 stock options to a director. The stock options are exercisable at the exercise price of $0.60 per share for a period of ten years from the date of grant. The stock options are exercisable as follows:

(i)	1/3 upon the date of grant;

(ii)	1/3 on the first anniversary date; and

(iii)	1/3 on the second anniversary date.

On February 16, 2018, the Company granted a total of 75,000 stock options to two consultants. The stock options are exercisable at the exercise price of $0.60 per share for a period of ten years from the date of grant. The stock options are exercisable as follows:

(i)	1/3 on the first anniversary date;

(ii)	1/3 on the second anniversary date; and

(iii)	1/3 on the third anniversary date.

Stock options granted are valued at the fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Three Months Ended March 31,
	2018	2017
Share price	$0.60	N/A
Exercise price	$0.60	N/A
Time to maturity (years)	10	N/A
Risk-free interest rate	2.83%-2.87%	N/A
Expected volatility	187.27%-187.29%	N/A
Dividend per share	$0.00	N/A
Forfeiture rate	Nil	N/A

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2017	2,900,000	0.10	0.10	9.5
Granted	175,000	0.60	0.60	9.9
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding, March 31, 2018	3,075,000	0.12	0.13	9.5
Options exercisable, March 31, 2018	766,664	0.12	0.12	9.5

8. SUBSEQUENT EVENTS

On April 13, 2018, we entered into a loan agreement with a subscriber whereby the subscriber advanced $200,000 to us. The principal amount of $200,000 is repayable on demand (but no longer than a term of six month) and bears simple interest at a rate of 12% per annum, which is payable upon repayment of the principal amount of $200,000. We are entitled to repay the whole or any portion of the principal amount of $200,000, plus accrued interest on the portion of the principal amount of $200,000 being repaid, at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, forward-looking statements can be identified by the use of terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continues” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report include or may include, among others, statements about:

●	our proposed plan of operations;

●	our financial and operating objectives and strategies to achieve them;

●	the costs and timing of our services;

●	our use of available funds;

●	our capital and funding requirements; and

●	our other financial or operating performances.

The material assumptions supporting these forward-looking statements include, among other things:

●	our future growth potential, results of operations, future prospects and opportunities;

●	execution of our business strategy;

●	there being no material variations in current regulatory environments;

●	our operating expenses, including general and administrative expenses;

●	our ability to obtain any necessary financing on acceptable terms;

●	timing and amount of capital expenditures;

●	retention of skilled personnel;

●	continuation of current tax and regulatory regimes; and

●	general economic and financial market conditions.

Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

●	inability to efficiently manage our operations;

●	general economic and business conditions;

●	our negative operating cash flow;

●	our ability to obtain additional financing;

●	increases in capital and operating costs;

●	general cryptocurrency risks;

●	technological changes and developments in the blockchain and cryptocurrencies;

●	risks relating to regulatory changes or actions;

●	competition for blockchain platforms and technologies; and

●	other risk factors discussed in our annual report on Form 10-K filed on April 2, 2018,

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

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect management’s current judgment regarding the direction of our business, actual results may vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Accordingly, readers should not place undue reliance on forward-looking statements. Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend to update any of the forward-looking statements to conform these statements to actual results. All forward-looking statements in this quarterly report are qualified by this cautionary statement.

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

As used in this quarterly report, the terms “we”, “us” “our” and “ICOX” mean ICOX Innovations Inc. and its wholly-owned subsidiary, AppCoin Innovations (USA) Inc., unless otherwise specified.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenue

We had no revenue for the three months ended March 31, 2018 and 2017.

Operating Expenses

We incurred general and administrative expenses of $514,117 and $29,241 for the three months ended March 31, 2018 and 2017, respectively, representing an increase of $484,876 between the two periods. These expenses consisted primarily of consulting fees, professional fees, bank charges, and other general and administrative costs. The increase in consulting fees between the two periods from $20,800 in 2017 to $297,188 in 2018 was due to the entering into of a consulting agreement with Business Instincts Group to provide strategic and project management services as well as consulting agreements with our senior and executive staff. Business Instincts Group is a related party as Cameron Chell is a common director of the companies. Professional fees increased from $7,201 in 2017 to $108,198 in 2018 and the increase was primarily due to an increase in legal services related to the evaluation of potential business opportunities and regulatory compliance. The increase in bank charges from $nil in 2017 to $451 in 2018 was due to the increased bank activity. The increase in other general and administrative costs increased from $1,240 in 2017 to $213,282 in 2018 due to increased travel costs, advertising and marketing costs, compliance fees, and stock-based compensation. Service costs increased from $nil in 2017 to $387,080 in 2018 is a result of services rendered for our client in our new business or operations.

Consulting fees of $297,188 in the first quarter of 2018 relate in part to $105,000 paid to Business Instincts Group Inc., $36,995 to our directors, $34,000 paid to our president, Bruce Elliott, for management services, $30,000 paid to our chief financial officer, Michael Blum, for management services, $26,846 paid for development services, $24,000 paid for accounting services, $15,000 paid for financial services, $12,500 paid for recruiting services, $9,122 paid to our Advisory Board members, and $3,228 in stock-based compensation.

Service fees of $387,080 in 2017 relate to $187,610 for public relation and marketing services, $113,291 for legal services, $50,000 for website fees and logo design, $27,254 for business travel, $5,116 for due diligence, $1,908 to establish a social media presence, and $1,051 for office supplies.

Other Income (Expense)

Other income includes $198 of interest earned on a loan receivable from a related party compared to $0 for the same period last year. Other expenses include interest expense on convertible notes payable of $16,519 for the three months ended March 31, 2018 compared to $7,315 for the same period last year

Net Loss from Operations

We incurred net losses from operations of $1,006,197 and $29,241 for the three months ended March 31, 2018 and 2017, respectively, representing an increase of $976,956, primarily attributable to the factors discussed above under the heading “Operating Expenses”.

Liquidity and Capital Resources

Working Capital

	As at March 31, 2018	As at December 31, 2017
Current Assets	$5,798,595	$880,766
Current Liabilities	1,163,827	182,919
Working Capital	5,203,837	697,847

Current Assets

Current assets were $5,798,595 as at March 31, 2018 and $880,766 as at December 31, 2017. The increase in current assets as at March 31, 2018 was due recording the funds held in escrow relating to the private placement, deferred service costs held until certain milestones are reached and deferred offering costs held until the closing of the private placement partially offset by the payment of business expenses.

Current Liabilities

Current liabilities as at March 31, 2018 were attributable to $394,035 in accounts payable and accrued expenses, and current loans payable of $200,723 compared to $182,919 in accounts payable and accrued expenses as at December 31, 2017.

Cash Flow

	Three months ended March 31, 2018	Three months ended March 31, 2017
Net cash (used in) operating activities	$(486,545)	$(73,134)
Net cash provided by investing activities	100,000	-
Net cash provided by financing activities	200,000	20,000
Net changes in cash and cash equivalents	$(186,545)	$(53,134)

Operating Activities

Net cash used in operating activities was $486,545 for the three-month period ended March 31, 2018, as compared to $73,134 for the three-month period ended March 31, 2018, an increase of $413,411. The increase in net cash used in operating activities was primarily due an increase in operating expenses, deferred service costs, and deferred offering costs partially offset by receipts of accounts receivable, and an increase in the accounts payable outstanding.

Investing Activities

Investing activities provided cash of $100,000 for the three-month period ended March 31, 2018 as compared to $0 for the three-month period ended March 31, 2017. The cash received was from the repayment of the loan made to WENN Digital Inc.

Financing Activities

Financing activities provided cash of $200,000 for the three months ended March 31, 2018 and $20,000 for the three months ended March 31, 2017. To help fund our operating activities until our private placement closes, we received a $100,000 loan from Michael Blum, the chief financial officer of our company, and a $100,000 loan from Greg Burnett, a member of our advisory board.

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

On April 13, 2018, we entered into a loan agreement with Oceanside Strategies Inc., whereby Oceanside Strategies Inc. advanced $200,000 to us. The principal amount of $200,000 is repayable on demand (but no longer than a term of six month) and bears simple interest at a rate of 12% per annum, which is payable upon repayment of the principal amount of $200,000. We are entitled to prepay the whole or any portion of the principal amount of $200,000, plus accrued interest on the portion of the principal amount of $200,000 being prepaid, at any time. The loan agreement provides that we must, within five days of the release of funds to us from our private placement of subscription receipts that closed in March 2018, repay the principal amount of $200,000 plus accrued interest in full. The loan agreement also provides that if we obtain any indebtedness on terms that are superior to the terms set forth in the loan agreement, then the terms under the loan agreement will be deemed to be amended, as of April 13, 2018, to match such superior terms in a manner and on terms as nearly equivalent as practicable to such superior terms.

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

Going Concern

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $1,715,526 as at March 31, 2018 (December 31, 2017: $693,008). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

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

Our principal executive officer and our principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation, they concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended March 31, 2018, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Bylaws (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)
10.13	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.14	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.15	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.16	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)
10.18	Loan Agreement dated November 20, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)
10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)

10.21	Business Services Agreement dated effective December 29, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 15, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24	Offer Letter dated January 22, 2018 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.25	Offer Letter dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.26	2017 Equity Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.27	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.28	Stock Option Agreement dated October 15, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.29	Stock Option Agreement dated October 15, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.30	Stock Option Agreement dated October 15, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.31	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.32	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.33	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.34	Indemnification Agreement dated December 20, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.35	Indemnification Agreement dated December 20, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.36	Indemnification Agreement dated December 20, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.37	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOX INNOVATIONS INC.

/s/ Michael Blum
Michael Blum
Chief Financial Officer
(Duly Authorized Officer)
Dated: May 14, 2018

