Form 10-Q
period 2018-06-30
ICOX INNOVATIONS INC.
filed 2018-08-13
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [  ] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,874,524 common shares issued and outstanding as at August 13, 2018.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the periods ending June 30th, 2018 and June 30th, 2017 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

ICOX Innovations Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017
Assets

Current Assets
Cash and cash equivalents	$4,013,760	$214,993
Accounts receivable, related party	-	500,000
Prepaid expenses	109,882	30,000
Prepaid expenses, related party	40,000	35,000
Deferred service costs	230,560	21
Related party loans receivable and related accrued interest	-	100,752
Total Current Assets	4,394,202	880,766

Investment, related party	37	37
Total Assets	$4,394,239	$880,803

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$251,079	$131,303
Accounts payable and accrued expenses, related party	43,358	51,616
Total Current Liabilities	294,437	182,919

Convertible notes payable	500,325	500,325
Accrued interest on convertible notes	84,715	52,949
Total Liabilities	879,477	736,193

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 20,874,524 and 11,600,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	20,875	11,600
Additional paid-in-capital	6,174,957	826,018
Accumulated deficit	(2,681,070)	(693,008)
Total Stockholders’ Equity	3,514,762	144,610

Total Liabilities and Stockholders’ Equity	$4,394,239	$880,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ICOX Innovations Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Revenues
Service revenue	$-	$-	$-	$-
Total revenues	-	-	-	-

Operating expenses
General and administrative expense	511,466	5,903	1,025,585	35,144
Consulting fees, related party	245,000	-	350,000	-
Service costs	185,840	-	572,920	-
Total operating expenses	942,306	5,903	1,948,505	35,144

Net loss from operations	(942,306)	(5,903)	(1,948,505)	(35,144)

Other income (expense)
Interest income, related party	-	-	198	-
Note interest expense	(23,236)	(8,124)	(39,755)	(15,439)
Total other income (expense)	(23,236)	(8,124)	(39,557)	(15,439)

Provision for taxes	-	-	-	-

Net loss	$(965,542)	$(14,027)	$(1,988,062)	$(50,583)

Loss per common share – Basic and diluted	$(0.07)	$-	$(0.15)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	14,555,618	6,000,000	13,085,973	6,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ICOX Innovations Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Operating activities
Net loss for the period	$(1,988,062)	$(50,583)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	26,361	-
Stock-based compensation, related party	98,864
Changes in operating assets and liabilities
Accounts receivable, related party	500,000	-
Prepaid expense	(79,882)	-
Prepaid expense, related party	(5,000)
Deferred service costs	(230,539)	-
Accrued interest receivable, related party	752	-
Accounts payable and accrued expenses	119,776	(43,143)
Accounts payable and accrued expenses, related party	(8,258)	-
Accrued interest on notes payable	31,766	15,439
Net cash (used in) operating activities	(1,534,222)	(78,287)

Investing activities
Repayment of loan issued to related party	100,000	-
Net cash provided by investing activities	100,000	-

Financing activities
Proceeds from issuance of convertible notes payable	-	30,000
Proceeds from issuance of loans payable	400,000	-
Repayment of loans payable	(400,000)	-
Proceeds from share issuance	5,468,195	-
Less share issue cost	(235,206)	-
Net cash provided by financing activities	5,232,989	30,000

Net changes in cash and cash equivalents	3,798,767	(48,287)

Cash and cash equivalents at beginning of the period	214,993	56,050

Cash and cash equivalents at end of the period	$4,013,760	$7,763

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$7,265	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ICOX Innovations Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017

1. NATURE AND CONTINUANCE OF OPERATIONS

ICOX Innovations Inc. (formerly AppCoin Innovations Inc., formerly RedStone Literary Agents, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on July 20, 2010, with an authorized capital of 75,000,000 common shares, having a par value of $0.001 per share. During the period ended December 31, 2010, the Company commenced operations by issuing shares and developing its publishing service business, focused on representing authors to publishers.

On February 14, 2018, the Company changed its name from “AppCoin Innovations Inc.” to “ICOX Innovations Inc.”

The Company’s new business model is to provide a turnkey set of services for companies to develop and integrate blockchain and cryptocurrency technologies into their business operations. The Company will enable its customers to focus on their core competencies while providing the necessary resources and expertise to execute a strategy that will enable companies to integrate new blockchain plus cryptocurrency technologies into their business operations. The Company will be compensated on a fee-for-services model. The Company may also accept tokens or coins in payment for its services, to the extent permitted under applicable law.

The Company’s services will include strategic planning, project planning, structure development and administration, business plan modeling, technology development support, whitepaper preparation, due diligence reporting, governance planning and management.

Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $2,681,070 and $693,008 as of June 30, 2018 and December 31, 2017, respectively, and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

In order to address the above factors, during the six months ended June 30, 2018, the Company completed private placements of an aggregate of 9,113,659 shares of common stock at a price of $0.60 per share for aggregate gross proceeds of $5,468,195.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Earnings per Share

The Company computes earnings (loss) per share in accordance with ASC 105, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. At June 30, 2018, common shares from the conversion of debt (11,413,141 shares) (Note 3) and exercise of stock options (830,553 shares) (Note 8) have been excluded as their effect is anti-dilutive. At June 30, 2017, common shares from the conversion of debt (6,956,969) and exercise of stock options (nil) have been excluded as their effect is anti-dilutive.

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

Future Accounting Pronouncements

Leases (ASU 2016-02)

In February 2016, the FASB issued new guidance, ASU No. 2016-02, Leases (Topic 842). The main difference between current U.S. GAAP and the new guidance is the recognition of lease liabilities based on the present value of remaining lease payments and corresponding lease assets for operating leases under current U.S. GAAP with limited exception. Additional qualitative and quantitative disclosures are also required by the new guidance. Topic 842 is effective for annual reporting periods (including interim reporting periods) beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of evaluating the amendments to determine if they have a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This guidance will be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.

3. NOTES PAYABLE

The Company has convertible notes outstanding as at June 30, 2018 and are as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2020	18%	$73,825	$37,099	$110,924
Note 2(1)	12-30-2016	12-30-2021	18%	50,000	13,488	63,488
Note 3(1)	12-30-2016	12-30-2021	18%	21,500	5,800	27,300
Note 4(1)	03-02-2017	03-02-2022	18%	20,000	4,783	24,783
Note 5(1)	06-08-2017	06-08-2022	18%	10,000	1,908	11,908
Note 6(2)	10-30-2017	10-30-2020	10%	250,000	16,644	266,644
Note 7(2)	10-30-2017	10-30-2020	10%	75,000	4,993	79,993
Total				$500,325	$84,715	$585,040

(1) The note may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.

(2) The note may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.

The balances of the convertible notes outstanding as at December 31, 2017 are as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2020	18%	$73,825	$30,509	$104,334
Note 2(1)	12-30-2016	12-30-2021	18%	50,000	9,025	59,025
Note 3(1)	12-30-2016	12-30-2021	18%	21,500	3,880	25,380
Note 4(1)	03-02-2017	03-02-2022	18%	20,000	2,998	22,998
Note 5(1)	06-08-2017	06-08-2022	18%	10,000	1,016	11,016
Note 6(2)	10-30-2017	10-30-2020	10%	250,000	4,247	254,247
Note 7(2)	10-30-2017	10-30-2020	10%	75,000	1,274	76,274
Total				$500,325	$52,949	$553,274

Based upon the balances as of June 30, 2018, the convertible notes and the related interest will come due in the following years:

	Principal	Interest	Total
2018	$-	$-	$-
2019	-	-	-
2020	398,825	58,736	457,561
2021	71,500	19,288	90,788
2022	30,000	6,691	36,691
Total	$500,325	$84,715	$585,040

4. LOANS PAYABLE – RELATED PARTY

On March 13, 2018, we entered into a loan agreement with Michael Blum, our Chief Financial Officer, whereby Mr. Blum advanced $100,000 to us. The principal amount of $100,000 is repayable on demand (but no longer than a term of six months) and bears simple interest at a rate of 12% per annum, which is payable upon repayment of the principal amount of $100,000. We are entitled to repay the whole or any portion of the principal amount of $100,000, plus accrued interest on the portion of the principal amount of $100,000 being repaid, at any time. The loan agreement provides that we must, within five days of the release of funds to us from our private placement of subscription receipts that closed in March 2018, repay the principal amount of $100,000 plus accrued interest in full. The loan agreement also provides that if we obtain any indebtedness on terms that are superior to the terms set forth in the loan agreement, then the terms under the loan agreement will be deemed to be amended, as of March 13, 2018, to match such superior terms in a manner and on terms as nearly equivalent as practicable to such superior terms. The loan was repaid on June 1, 2018 with interest of $2,630.14.

On March 27, 2018, we entered into a loan agreement with Greg Burnett, a member of our Advisory Board, whereby Mr. Burnett advanced $100,000 to us. The principal amount of $100,000 is repayable on demand (but no longer than a term of six months) and bears simple interest at a rate of 12% per annum, which is payable upon repayment of the principal amount of $100,000. We are entitled to repay the whole or any portion of the principal amount of $100,000, plus accrued interest on the portion of the principal amount of $100,000 being repaid, at any time. The loan agreement provides that we must, within five days of the release of funds to us from our private placement of subscription receipts that closed in March 2018, repay the principal amount of $100,000 plus accrued interest in full. The loan agreement also provides that if we obtain any indebtedness on terms that are superior to the terms set forth in the loan agreement, then the terms under the loan agreement will be deemed to be amended, as of March 27, 2018, to match such superior terms in a manner and on terms as nearly equivalent as practicable to such superior terms. The loan was repaid on June 4, 2018 with interest of $2,268.50.

On April 13, 2018, we entered into a loan agreement with a lender whereby the lender advanced $200,000 to us. The principal amount of $200,000 is repayable on demand (but no longer than a term of six months) and bears simple interest at a rate of 12% per annum, which is payable upon repayment of the principal amount of $200,000. We are entitled to repay the whole or any portion of the principal amount of $200,000, plus accrued interest on the portion of the principal amount of $200,000 being repaid, at any time. The loan was repaid on June 12, 2018 with interest of $3,090.

5. COMMITMENTS

Starting May 1, 2018, the Company entered into a contract to lease its premises. The contract is effective until February 28, 2020 and is for $16,500 per month.

The following commitments are outstanding as at June 30, 2018:

Total
2018	$99,000
2019	198,000
2020	33,000
Total	$330,000

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

The Company’s office premises were provided to it at no cost by one of its directors until April 30, 2018. This director did not take any fees for serving as director during the period ended June 30, 2018.

6. RELATED PARTY TRANSACTIONS (CONT’D)

In October 2017, the Company signed an agreement with a company in which the Company’s Chairman is a director, officer, and 30.5% shareholder, to provide strategic management services. The agreement is for a two-year term that will automatically be renewed unless: (i) mutually agreed to by Business Instincts Group, Inc. (“BIG”) and us, or (ii) written notice of non-renewal is provided by the non-renewing party to the other at least 90 days prior to the end of the term. This agreement committed the Company to pay $35,000 a month and a signing bonus of $100,000 payable as follows: (i) $50,000 upon closing of up to $750,000 of equity financing and (ii) $50,000 payable on signing of the first client agreement. On June 26, 2018, the agreement was amended to pay $105,000 a month as of June 1, 2018 and pay a bonus of $280,000. $140,000 of the bonus has been paid with the remaining portion to be paid upon signing of two additional clients. As of June 30, 2018, the Company had trade and other payables owing to this related party of $43,358.

Future minimum payments per the agreement are:

2018	$630,000
2019	1,050,000
Total	$1,680,000

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

6. RELATED PARTY TRANSACTIONS (CONT’D)

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

7. SHARE CAPITAL

On March 12 and 19, 2018, we completed private placements of an aggregate of 9,113,659 subscription receipts at a price of $0.60 per subscription receipt for aggregate gross proceeds of $5,468,195. The escrow release condition (as defined below) was met, and each subscription receipt converted into one share of our common stock, for no additional consideration. The escrow release condition was the receipt by our company of conditional approval for the listing of the shares of our common stock on a Canadian stock exchange. In connection with the closing of the private placements, we paid cash finder’s fees in the aggregate amount of $29,400 and we issued 160,865 shares of our common stock at a deemed price of $0.60 per share as the finder’s fee.

In connection with this private placement, the Company agreed with each subscriber who purchased shares to prepare and file a registration statement with respect to 50% of the shares issued with the United States Securities and Exchange Commission within 90 days following the closing of the private placement and agreed to use commercially reasonable efforts to have the registration statement declared effective by the United States Securities and Exchange Commission as soon as possible after filing.

7. SHARE CAPITAL (CONT’D)

None of the securities issued in the private placement have been registered under the United States Securities Act of 1933, as amended (the “1933 Act”), and none of them may be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the 1933 Act.

8. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that our board of directors may grant options to acquire common shares of the Company at not less than 100% of the greater of: (i) the fair market value of the shares underlying the options on the grant date and (ii) the fair market value of the shares underlying the options on the date preceding the grant date at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. As of December 31, 2017, the maximum number of options available for grant was 3,000,000 shares. On January 22, 2018, the maximum number of options available for grant was increased to 3,900,000 shares. As of June 30, 2018, there are 3,350,000 stock options issued (December 31, 2017 – 2,900,000) and 550,000 stock options unissued (December 31, 2017 – 100,000).

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

On May 17, 2018, the Company granted a total of 100,000 stock options to a director. The stock options are exercisable at the exercise price of $0.60 per share for a period of ten years from the date of grant. The stock options are exercisable as follows:

(i)	2,778 upon the date of grant;

(ii)	2,778 on the 17th of each of the following 34 months; and

(iii)	2,770 on April 17, 2021.

8. STOCK-BASED COMPENSATION (CONT’D)

On June 7, 2018, the Company granted a total of 100,000 stock options to a director. The stock options are exercisable at the exercise price of $0.60 per share for a period of ten years from the date of grant. The stock options are exercisable as follows:

(i)	1/3 upon the date of grant;

(ii)	1/3 on the first anniversary date; and

(iii)	1/3 on the second anniversary date.

On June 8, 2018, the Company granted 75,000 stock options to one consultant. The stock options are exercisable at the exercise price of $0.60 per share for a period of ten years from the date of grant. The stock options become exercisable as follows:

(i)	1/3 upon the date of grant;

(ii)	1/3 on the first anniversary date; and

(iii)	1/3 on the second anniversary date.

Stock options granted are valued at the fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Six Months Ended June 30,
	2018	2017
Share price	$0.60	N/A
Exercise price	$0.60	N/A
Time to maturity (years)	10	N/A
Risk-free interest rate	2.83%-3.11%	N/A
Expected volatility	186.62%-187.29%	N/A
Dividend per share	$0.00	N/A
Forfeiture rate	Nil	N/A

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2017	2,900,000	0.10	0.10	9.3
Granted	450,000	0.60	0.60	9.9
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding, June 30, 2018	3,350,000	0.17	0.17	9.4
Options exercisable, June 30, 2018	830,553	0.16	0.16	9.4

9. SUBSEQUENT EVENTS

On July 9, 2018, we entered into a loan agreement with WENN whereby we provided to WENN a loan in the principal amount of $750,000. The principal amount of the loan bears interest at the rate of 2% per annum, provided, however, any amounts not paid when due will immediately commence accruing interest at the default rate of 10% per annum. The principal amount of the loan, any accrued and unpaid interest thereon, and any other amounts owing under the loan maters on the earlier of (i) March 9, 2019 and (ii) the closing by WENN of a minimum of $3,000,000 in financings, in the aggregate, whether through the sale of KodakCoins, equity or otherwise. WENN can prepay all outstanding amounts on 10 days’ notice to our company.

As a condition for entering into the loan agreement, Ryde GmbH (“Ryde”) provided a corporate guarantee dated July 9, 2018 to our company, pursuant to which Ryde unconditionally guaranteed and promised to pay our company on demand all amounts that become due from WENN under the loan agreement with WENN and any other amounts that we may in the future loan or advance to WENN.

Also, as a condition for entering into the loan agreement, WENN entered into the amendment no. 2, dated as of July 9, 2018, to the business service agreement dated December 29, 2017 as amended as of March 15, 2018, with our company. Pursuant to the amendment no. 2, our company and WENN agreed that each party will be responsible for its respective expenses and agreed not to charge any out of pocket expenses to the other party unless expressly approved by the other party in advance in writing.

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

On December 29, 2017, we entered into a business services agreement with WENN Digital Inc. (“WENN”), on March 19, 2018, we entered into the amendment no. 1 to business services agreement dated as of March 15, 2018 with WENN, and, on July 9, 2018, we entered into the amendment no. 2 to business services agreement dated as of July 9, 2018 with WENN. Pursuant to the business services agreement, we agreed to provide WENN with the services in connection with WENN’s development of an image rights management and protection platform (the “Platform”) using blockchain technology, including (i) the business development and technical services, (ii) the business launch services and (iii) the post-business launch support services.

WENN has entered into a licensing partnership agreement with Eastman Kodak Company, which announced the launch of the KODAKOne blockchain platform and KODAKCoin ICO. We are providing the services relating to the KODAKOne blockchain platform and the KODAKCoin ICO pursuant to a business services agreement dated December 29, 2017, as amended as of March 15, 2018 and July 9, 2018 with WENN.

Results of Operations

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenue

We had no revenue for the three months ended June 30, 2018 and 2017.

Operating Expenses

We incurred general and administrative expenses and related party consulting of $756,466 and $5,903 for the three months ended June 30, 2018 and 2017, respectively, representing an increase of $750,563 between the two periods. These expenses consisted primarily of consulting fees, professional fees, bank charges, and other general and administrative costs. The increase in consulting fees between the two periods from $600 in 2017 to $469,338 in 2018 was due to the consulting agreement with Business Instincts Group Inc. to provide strategic and project management services as well as consulting agreements with our senior and executive staff. Business Instincts Group Inc. is a related party as Cameron Chell is a common director of the companies. Professional fees increased from $4,583 in 2017 to $9,932 in 2018 and the increase was primarily due to obtaining a legal opinion letter and higher review expenses. The increase in bank charges from $nil in 2017 to $1,583 in 2018 was due to the increased bank activity. The increase in other general and administrative costs increased from $720 in 2017 to $275,613 in 2018 due to increased travel costs, advertising and marketing costs, compliance fees, and stock-based compensation. Service costs increased from $nil in 2017 to $185,840 in 2018 is a result of services rendered for our client in our new business or operations.

Consulting fees of $469,338 in the second quarter of 2018 relate in part to $245,000 paid to Business Instincts Group Inc., $52,016 to our directors, $40,000 paid to our president, Bruce Elliott, for management services, $33,386 paid to our Advisory Board members, $30,000 paid to our chief financial officer, Michael Blum, for management services, $30,000 paid for accounting services, $23,133 in stock-based compensation, and $15,803 paid for development services.

Service fees of $185,840 in the second quarter of 2018 relate to $125,194 for public relation and marketing services, $47,372 for management costs, $8,767 for travel, $2,125 for legal fees, $1,632 for token exchange listing assistance, and $750 for website and graphic design.

Net Loss from Operations

We incurred net losses from operations of $942,306 and $5,903 for the three months ended June 30, 2018 and 2017, respectively, representing an increase of $936,403, primarily attributable to the factors discussed above under the heading “Operating Expenses”.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenue

We had no revenue for the six months ended June 30, 2018 and 2017.

Operating Expenses

We incurred general and administrative expenses and related party consulting of $1,375,585 and $35,144 for the six months ended June 30, 2018 and 2017, respectively, representing an increase of $1,340,441 between the two periods. These expenses consisted primarily of consulting fees, professional fees, bank charges, and other general and administrative costs. The increase in consulting fees between the two periods from $21,400 in 2017 to $750,225 in 2018 was due to the consulting agreement with Business Instincts Group Inc. to provide strategic and project management services as well as consulting agreements with our senior and executive staff. Business Instincts Group Inc. is a related party as Cameron Chell is a common director of the companies. Professional fees increased from $11,784 in 2017 to $118,130 in 2018 and the increase was primarily due to an increase in legal services related to the evaluation of potential business opportunities, regulatory compliance, and higher review expenses. The increase in bank charges from $nil in 2017 to $2,034 in 2018 was due to the increased bank activity. The increase in other general and administrative costs increased from $1,960 in 2017 to $488,895 in 2018 due to increased travel costs, advertising and marketing costs, compliance fees, and stock-based compensation. Service costs increased from $nil in 2017 to $572,920 in 2018 is a result of services rendered for our client in our new business or operations.

Consulting fees of $750,225 in the first half of 2018 relate in part to $350,000 paid to Business Instincts Group Inc., $89,011 to our directors, $74,000 paid to our president, Bruce Elliott, for management services, $60,000 paid to our chief financial officer, Michael Blum, for management services, $54,000 paid for accounting services, $42,649 paid for development services, $42,508 paid to our Advisory Board members, $26,361 in stock-based compensation, $15,000 for financial services, and $12,500 for recruiting services.

Service fees of $572,920 in the first half of 2018 relate to $312,804 for public relation and marketing services, $115,416 for legal fees, $50,750 for website and graphic design, $47,372 for management costs, $36,021 for travel, $5,116 for due diligence, $1,908 to establish a social media presence, $1,632 for token exchange listing assistance, and $1,051 for office supplies.

Net Loss from Operations

We incurred net losses from operations of $1,948,505 and $35,144 for the six months ended June 30, 2018 and 2017, respectively, representing an increase of $1,913,361, primarily attributable to the factors discussed above under the heading “Operating Expenses”.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2018	As at December 31, 2017
Current Assets	$4,394,202	$880,766
Current Liabilities	294,437	182,919
Working Capital	4,099,765	697,847

Current Assets

Current assets were $4,394,202 as at June 30, 2018 and $880,766 as at December 31, 2017. The increase in current assets as at June 30, 2018 was due to the closing of the private placement partially offset by the payment of business expenses.

Current Liabilities

Current liabilities as at June 30, 2018 were attributable to $294,437 in accounts payable and accrued expenses compared to $182,919 as at December 31, 2017.

Cash Flow

	Six months ended June 30, 2018	Six months ended June 30, 2017
Net cash (used in) operating activities	$(1,534,222)	$(78,287)
Net cash provided by investing activities	100,000	-
Net cash provided by financing activities	5,232,989	30,000
Net changes in cash and cash equivalents	$3,798,767	$(48,287)

Operating Activities

Net cash used in operating activities was $1,534,222 for the six-month period ended June 30, 2018, as compared to $78,287 for the six-month period ended June 30, 2017, an increase of $1,455,935. The increase in net cash used in operating activities was primarily due an increase in operating expenses, deferred service costs, and deferred offering costs partially offset by receipts of accounts receivable, and an increase in the accounts payable outstanding.

Investing Activities

Investing activities provided cash of $100,000 for the six-month period ended June 30, 2018 as compared to $nil for the six-month period ended June 30, 2017. The cash received was from the repayment of the loan made to WENN Digital Inc.

Financing Activities

Financing activities provided cash of $5,232,989 for the six months ended June 30, 2018 and $30,000 for the six months ended June 30, 2017. To help fund our operating activities until our private placement closed, we received a $100,000 loan from Michael Blum, the chief financial officer of our company, and a $100,000 loan from Greg Burnett, a member of our advisory board. These loans were repaid in June after the closing of the private placement for net proceeds of $5,232,989.

Recent Investing Activities

On July 9, 2018, we entered into a loan agreement with WENN whereby we provided to WENN a loan in the principal amount of $750,000. The principal amount of the loan bears interest at the rate of 2% per annum, provided, however, any amounts not paid when due will immediately commence accruing interest at the default rate of 10% per annum. The principal amount of the loan, any accrued and unpaid interest thereon, and any other amounts owning under the loan matures on the earlier of (i) March 9, 2019 and (ii) the closing by WENN of a minimum of $3,000,000 in financings, in the aggregate, whether through the sale of KodakCoins, equity or otherwise. WENN can prepay all outstanding amounts on 10 days’ notice to our company.

As a condition for entering into the loan agreement, Ryde GmbH (“Ryde”) provided a corporate guaranty dated July 9, 2018 to our company, pursuant to which Ryde unconditionally guaranteed and promised to pay our company on demand all amounts that become due from WENN under the loan agreement with WENN and any other amounts that we may in the future loan or advance to WENN.

Also, as a condition for entering into the loan agreement, WENN entered into the amendment no. 2, dated as of July 9, 2018, to the business services agreement dated December 29, 2017, as amended as of March 15, 2018, with our company. Pursuant to the amendment no. 2, our company and WENN agreed that each party will be responsible for its respective expenses and agreed not to charge any out of pocket expenses to the other party unless expressly approved by the other party in advance in writing.

Cash Requirements

We expect that we will require $5.515 million, including our current working capital, to fund our operating expenditures for the next twelve months. Projected working capital requirements for the next twelve months are as follows:

Estimated Working Capital Expenditures During the Next Twelve Months

Operating expenses	$2,015,000
General and administrative expenses	3,350,000
Estimated costs of the listing on a Canadian stock exchange and related expenses	150,000
Total	$5,515,000

We plan to continue to provide the services in connection with the development and launch of the Platform (with a targeted launch prior to October 31, 2018 pursuant to the business services agreement dated December 29, 2017, as amended as of March 15, 2018 and July 9, 2018 with WENN. As at June 30, 2018, we spent approximately $773,000 and expect to spend additional $200,000 to $300,000 in connection with the development and launch of the Platform and post-launch support.

For the next 12 months, we plan to enter into one or two additional business services agreements with other clients on terms similar to the business services agreement dated December 29, 2017, as amended as of March 15, 2017 and July 9, 2018 with WENN. We intend to spend between $500,000 and $1,000,000 on various expenses to assist client companies to develop and integrate blockchain and cryptocurrency technologies into their business operations.

Our estimated operating expenses for the next 12 months are $2,015,000 and are comprised of blockchain platform launch related expenses such as project management and consulting, legal fees, support agents and monitoring expenses, and blockchain and software expenses, all of which are included in the amounts between $500,000 and $1,000,000 we intend to spend on various expenses to assist client companies to develop and integrate blockchain and cryptocurrency technologies into their business operations.

Our estimated general and administrative expenses for the next 12 months are $3,350,000 and are comprised of: $2,250,000 for consulting fees, of which approximately $1,260,000 is allocated to Business Instincts Group Inc., $192,000 is allocated to our president, Bruce Elliott, $120,000 is allocated to our chief financial officer, Michael Blum, $120,000 is allocated to our lead director, James P. Geiskopf, $120,000 is allocated for accounting services, $60,000 is allocated for financial services, $200,000 is allocated to our board of directors and our advisory board, $110,000 is allocated to our marketing and development consultants, and $68,000 is allocated to our public relations and marketing consultants; $250,000 for legal and professional fees (including auditing fees); $180,000 for marketing and advertising expenses; $102,000 for trade shows; $250,000 for travel expenses; $198,000 for office rent and $120,000 for miscellaneous and office expenses.

We will require additional cash resources to meet our planned capital expenditures and working capital requirements for the next 12 months. We expect to derive such cash through the sale of equity or debt securities or by obtaining a credit facility. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in debt service obligations, could cause additional dilution to our stockholders, and could require us to agree to financial covenants that could restrict our operations or modify our plans to source a new business opportunity. Financing may not be available in amounts or on terms acceptable to us, if at all. Failure to raise additional funds could cause our company to fail.

Going Concern

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $2,681,070 as at June 30, 2018 (December 31, 2017: $693,008). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

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

Our principal executive officer and our principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, they concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended June 30, 2018, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Bylaws (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)

10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)
10.13	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.14	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.15	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.16	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)
10.18	Loan Agreement dated November 20, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)
10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.21	Business Services Agreement dated effective December 29, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 15, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24	Offer Letter dated January 22, 2018 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.25	Offer Letter dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.26	2017 Equity Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)

10.27	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.28	Stock Option Agreement dated October 15, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.29	Stock Option Agreement dated October 15, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.30	Stock Option Agreement dated October 15, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.31	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.32	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.33	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.34	Indemnification Agreement dated December 20, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.35	Indemnification Agreement dated December 20, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.36	Indemnification Agreement dated December 20, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.37	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.38	Offer Letter dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A, filed on July 17, 2018)
10.39	Stock Option Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A, filed on July 17, 2018)
10.40	Indemnification Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A, filed on July 17, 2018)
10.41	Offer Letter dated June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A, filed on July 17, 2018)
10.42	Stock Option Agreement dated June 7, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A, filed on July 17, 2018)
10.43	Indemnification Agreement June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A, filed on July 17, 2018)
10.44	Amendment Agreement dated effective as of June 25, 2018 to Business Services Agreement dated October 18, 2017 with Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 29, 2018)
10.45	Loan Agreement dated July 9, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.46	Corporate Guaranty dated July 9, 2018 by Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.47	Amendment No. 2 to Business Services Agreement dated as of July 9, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOX INNOVATIONS INC.

/s/ Michael Blum
Michael Blum
Chief Financial Officer
(Duly Authorized Officer)
Dated: August 13, 2018

