Form 10-Q
period 2018-09-30
ICOX INNOVATIONS INC.
filed 2018-11-09
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

424.570.9446

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,874,524 common shares issued and outstanding as at November 9, 2018.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the periods ending September 30, 2018 and September 30, 2017 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

ICOx Innovations Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
Assets

Current Assets
Cash and cash equivalents	$1,555,071	$214,993
Accounts receivable, related party	-	500,000
Prepaid expenses	75,181	30,000
Prepaid expenses, related party	15,000	35,000
Deferred service costs	597,196	21
Related party loans receivable and related accrued interest	1,261,762	100,752
Total Current Assets	3,504,210	880,766

Investment, related party	37	37
Total Assets	$3,504,247	$880,803

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$272,618	$131,303
Accounts payable and accrued expenses, related party	50,520	51,616
Total Current Liabilities	323,138	182,919

Convertible notes payable	500,325	500,325
Accrued interest on convertible notes	100,861	52,949
Total Liabilities	924,324	736,193

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 20,874,524 and 11,600,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	20,875	11,600
Additional paid-in-capital	6,237,076	826,018
Accumulated deficit	(3,678,028)	(693,008)
Total Stockholders’ Equity	2,579,923	144,610

Total Liabilities and Stockholders’ Equity	$3,504,247	$880,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ICOx Innovations Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Revenues
Service revenue	$-	$-	$-	$-
Total revenues	-	-	-	-

Operating expenses
General and administrative expense	809,153	67,022	1,834,738	102,166
Consulting fees, related party	105,000	-	455,000	-
Service costs	78,421	-	651,341	-
Total operating expenses	992,574	67,022	2,941,079	102,166

Net loss from operations	(992,574)	(67,022)	(2,941,079)	(102,166)

Other income (expense)
Interest income, related party	11,762	-	11,960	-
Note interest expense	(16,146)	(6,090)	(55,901)	(21,529)
Total other income (expense)	(4,384)	(6,090)	(43,941)	(21,529)

Provision for taxes	-	-	-	-

Net loss	$(996,958)	$(73,112)	$(2,985,020)	$(123,695)

Loss per common share – Basic and diluted	$(0.05)	$(0.01)	$(0.19)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	20,874,524	6,000,000	15,710,686	6,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ICOx Innovations Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Operating activities
Net loss for the period	$(2,985,020)	$(123,695)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	43,039	-
Stock-based compensation, related party	144,305	-
Changes in operating assets and liabilities
Accounts receivable, related party	500,000	-
Prepaid expense	(45,181)	-
Prepaid expense, related party	20,000	-
Deferred service costs	(597,175)	-
Accrued interest receivable, related party	(11,010)	-
Accounts payable and accrued expenses	141,315	-
Accounts payable and accrued expenses, related party	(1,096)	(38,873)
Accrued interest on notes payable	47,912	21,529
Net cash (used in) operating activities	(2,742,911)	(141,039)

Investing activities
Repayment of loan issued to related party	100,000	-
Loan issued to related party	(1,250,000)	-
Net cash (used in) investing activities	(1,150,000)	-

Financing activities
Proceeds from issuance of convertible notes payable	-	280,000
Proceeds from issuance of loans payable	400,000	-
Repayment of loans payable	(400,000)	-
Proceeds from share issuance	5,468,195	-
Less share issue cost	(235,206)	-
Net cash provided by financing activities	5,232,989	280,000

Net changes in cash and cash equivalents	1,340,078	138,961

Cash and cash equivalents at beginning of the period	214,993	56,050

Cash and cash equivalents at end of the period	$1,555,071	$195,011

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$7,989	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ICOx Innovations Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017

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

On February 14, 2018, the Company changed its name from “AppCoin Innovations Inc.” to “ICOx Innovations Inc.”

On August 17, 2018, a subsidiary of the Company changed its name from “AppCoin Innovations (USA) Inc.” to “ICOx USA, Inc.”

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $3,678,028 and $693,008 as of September 30, 2018 and December 31, 2017, respectively, and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

In order to address the above factors, during the nine months ended September 30, 2018, the Company completed private placements of an aggregate of 9,113,659 shares of common stock at a price of $0.60 per share for aggregate gross proceeds of $5,468,195.

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

ICOx Innovations Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017

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

Earnings per Share

The Company computes earnings (loss) per share in accordance with ASC 105, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. At September 30, 2018, common shares from the conversion of debt (11,760,208 shares) (Note 3) and exercise of stock options (880,553 shares) (Note 9) have been excluded as their effect is anti-dilutive. At September 30, 2017, common shares from the conversion of debt (7,159,969 shares) and exercise of stock options (nil) have been excluded as their effect is anti-dilutive.

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

ICOx Innovations Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017

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

ICOx Innovations Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017

3. NOTES PAYABLE

The Company has convertible notes outstanding as at September 30, 2018 and are as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2020	18%	$73,825	$40,448	$114,273
Note 2(1)	12-30-2016	12-30-2021	18%	50,000	15,756	65,756
Note 3(1)	12-30-2016	12-30-2021	18%	21,500	6,775	28,275
Note 4(1)	03-02-2017	03-02-2022	18%	20,000	5,691	25,691
Note 5(1)	06-08-2017	06-08-2022	18%	10,000	2,362	12,362
Note 6(2)	10-30-2017	10-30-2020	10%	250,000	22,945	272,945
Note 7(2)	10-30-2017	10-30-2020	10%	75,000	6,884	81,884
Total				$500,325	$100,861	$601,186

(1) The note may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.

(2) The note may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.

The balances of the convertible notes outstanding as at December 31, 2017 are as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2020	18%	$73,825	$30,509	$104,334
Note 2(1)	12-30-2016	12-30-2021	18%	50,000	9,025	59,025
Note 3(1)	12-30-2016	12-30-2021	18%	21,500	3,880	25,380
Note 4(1)	03-02-2017	03-02-2022	18%	20,000	2,998	22,998
Note 5(1)	06-08-2017	06-08-2022	18%	10,000	1,016	11,016
Note 6(2)	10-30-2017	10-30-2020	10%	250,000	4,247	254,247
Note 7(2)	10-30-2017	10-30-2020	10%	75,000	1,274	76,274
Total				$500,325	$52,949	$553,274

Based upon the balances as of September 30, 2018, the convertible notes and the related interest will come due in the following years:

	Principal	Interest	Total
2018	$-	$-	$-
2019	-	-	-
2020	398,825	70,277	469,102
2021	71,500	22,531	94,031
2022	30,000	8,053	38,053
Total	$500,325	$100,861	$601,186

4. LOANS PAYABLE – RELATED PARTY

On March 13, 2018, we entered into a loan agreement with Michael Blum, our Chief Financial Officer, whereby Mr. Blum advanced $100,000 to us. The principal amount of $100,000 is repayable on demand (but no longer than a term of six months) and bears simple interest at a rate of 12% per annum, which is payable upon repayment of the principal amount of $100,000. We are entitled to repay the whole or any portion of the principal amount of $100,000, plus accrued interest on the portion of the principal amount of $100,000 being repaid, at any time. The loan agreement provides that we must, within five days of the release of funds to us from our private placement of subscription receipts that closed in March 2018, repay the principal amount of $100,000 plus accrued interest in full. The loan agreement also provides that if we obtain any indebtedness on terms that are superior to the terms set forth in the loan agreement, then the terms under the loan agreement will be deemed to be amended, as of March 13, 2018, to match such superior terms in a manner and on terms as nearly equivalent as practicable to such superior terms. The loan was repaid on June 1, 2018 with interest of $2,630.

ICOx Innovations Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017

4. LOANS PAYABLE – RELATED PARTY (CONT’D)

On March 27, 2018, we entered into a loan agreement with Greg Burnett, a member of our Advisory Board, whereby Mr. Burnett advanced $100,000 to us. The principal amount of $100,000 is repayable on demand (but no longer than a term of six months) and bears simple interest at a rate of 12% per annum, which is payable upon repayment of the principal amount of $100,000. We are entitled to repay the whole or any portion of the principal amount of $100,000, plus accrued interest on the portion of the principal amount of $100,000 being repaid, at any time. The loan agreement provides that we must, within five days of the release of funds to us from our private placement of subscription receipts that closed in March 2018, repay the principal amount of $100,000 plus accrued interest in full. The loan agreement also provides that if we obtain any indebtedness on terms that are superior to the terms set forth in the loan agreement, then the terms under the loan agreement will be deemed to be amended, as of March 27, 2018, to match such superior terms in a manner and on terms as nearly equivalent as practicable to such superior terms. The loan was repaid on June 4, 2018 with interest of $2,268.

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

5. NOTES RECEIVABLE – RELATED PARTY

On July 9, 2018, we entered into a loan agreement with Ryde Holding Inc. (“Ryde”) (formerly “WENN Digital Inc.”) whereby we provided to Ryde a loan in the principal amount of $750,000. The principal amount of the loan bears interest at the rate of 2% per annum, provided, however, any amounts not paid when due will immediately commence accruing interest at the default rate of 10% per annum. The principal amount of the loan, any accrued and unpaid interest thereon, and any other amounts owing under the loan maters on the earlier of (i) March 9, 2019 and (ii) the closing by Ryde of a minimum of $3,000,000 in financings, in the aggregate, whether through the sale of KodakCoins, equity or otherwise. Ryde can prepay all outstanding amounts on 10 days’ notice to our company.

As a condition for entering into the loan agreement, Ryde GmbH, a subsidiary of Ryde, provided a corporate guarantee dated July 9, 2018 to our company, pursuant to which Ryde GmbH unconditionally guaranteed and promised to pay our company on demand all amounts that become due from Ryde under the loan agreement with Ryde and any other amounts that we may in the future loan or advance to Ryde.

Also, as a condition for entering into the loan agreement, Ryde entered into the amendment no. 2, dated as of July 9, 2018, to the business service agreement dated December 29, 2017 as amended as of March 15, 2018, with our company. Pursuant to the amendment no. 2, our company and Ryde agreed that each party will be responsible for its respective expenses and agreed not to charge any out of pocket expenses to the other party unless expressly approved by the other party in advance in writing. As of September 30, 2018, interest of $3,411 has been earned.

On July 27, 2018, we entered into a loan agreement with Ryde whereby we provided to Ryde a loan in the principal amount of $500,000. This loan is unsecured, will mature on the earlier of eight (8) months from the date of issuance or the closing by Ryde of a minimum of $4,250,000 in financings, in the aggregate, whether through the sale of KodakCoins, equity, or otherwise and will bear interest at the rate of 12% interest per annum. However, any amounts not paid when due shall immediately commence accruing interest at the default rate of 18% per annum. As of September 30, 2018, interest of $8,351 has been earned.

ICOx Innovations Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017

5. NOTES RECEIVABLE – RELATED PARTY (CONT’D)

	Effective Date	Maturity Date	Rate	Principal	Interest	Total
Note 1	07-09-2018	03-09-2018	2%	$750,000	$3,411	$753,411
Note 2(1)	07-27-2018	03-27-2018	12%	500,000	8,351	508,351
Total				$1,250,000	$11,762	$1,261,762

(1) The $500,000 was issued in four tranches and the interest is calculated based on the dates that those tranches were issued.

6. COMMITMENTS

Starting May 1, 2018, the Company entered into a contract to lease its premises. The contract is effective until February 28, 2020 and is for $16,500 per month.

The following are the future minimum lease payments as at September 30, 2018:

Total
2018	$49,500
2019	198,000
2020	33,000
Total	$280,500

7. RELATED PARTY TRANSACTIONS

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

The Company’s office premises were provided to it at no cost by one of its directors until April 30, 2018. This director did not take any fees for serving as director during the period ended September 30, 2018.

In October 2017, the Company signed an agreement with a company in which the Company’s Chairman is a director, officer, and 30.5% shareholder, to provide strategic management services. The agreement is for a two-year term that will automatically be renewed unless: (i) mutually agreed to by Business Instincts Group, Inc. (“BIG”) and us, or (ii) written notice of non-renewal is provided by the non-renewing party to the other at least 90 days prior to the end of the term. The agreement can be terminated by either party, without cause, at any time upon the provision of 90 days written notice to the other party. This agreement committed the Company to pay $35,000 a month and a signing bonus of $100,000 payable as follows: (i) $50,000 upon closing of up to $750,000 of equity financing and (ii) $50,000 payable on signing of the first client agreement. On June 26, 2018, the agreement was amended to pay $105,000 a month as of June 1, 2018 and pay a bonus of $280,000. $140,000 of the bonus has been paid with the remaining portion to be paid upon signing of two additional clients. As of September 30, 2018, the Company had trade and other payables owing to this related party of $50,520.

Future minimum payments per the agreement are:

2018	$315,000
2019	1,050,000
Total	$1,365,000

ICOx Innovations Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017

7. RELATED PARTY TRANSACTIONS (CONT’D)

On December 29, 2017, the Company signed a master service agreement with Ryde, a company in which there is a common director. The agreement was amended on March 15, 2018, pursuant to which the Company changed the scope of services to provide Ryde with the services in connection with Ryde’s development of an image rights management and protection platform (the “Platform”) using blockchain technology, including (i) the business development and technical services, (ii) the business launch services and (iii) the post-business launch support services. The business services agreement with Ryde provides that the fees for the services provided in connection with the development and launch of the Platform (the business development and technical services and business launch services) were deemed earned on the date of execution of the business services agreement. The Company has waived Ryde’s requirement to pay the $250,000 fixed fee in connection with the business development and technical services as a concession. The Company has recognized the business development and technical service fee of $500,000 during the year end December 31, 2017, paid in January by Ryde upon the completion of its first round of pre-ICO fundraising. Also, as a condition for entering into the loan agreement (Note 5), Ryde entered into the amendment no. 2, dated as of July 9, 2018, to the business service agreement dated December 29, 2017 as amended as of March 15, 2018, with our company. Pursuant to the amendment no. 2, the Company and Ryde agreed that each party will be responsible for its respective expenses and agreed not to charge any out of pocket expenses to the other party unless expressly approved by the other party in advance in writing.

On October 29, 2018, Ryde entered into amendment no. 3. Under the amendment no. 3, the Company agreed to provide to Ryde the services from October 1, 2018 to December 31, 2019 (the “2018-19 Services”) consisting of corporate development and governance, business development and technical services, business awareness services, financial and administrative services, and media management services. In addition, the Company agreed to provide to Ryde the monthly services from January 1, 2020 to December 31, 2020 (the “2020 Monthly Services”) consisting of board and corporate strategy management and board and corporate governance management.

In consideration for the 2018-19 Services, Ryde agreed to pay a fixed fee of $1,100,000, which is deemed earned as of October 1, 2018, under the agreement, but is not due and payable until Ryde closes on the sale of Simple Agreements for Future Tokens (“SAFTs”), equity, or token financings, joint venture financings, or any of its affiliates, in a minimum aggregate amount of $12,000,000, including closings occurring prior to October 1, 2018. In consideration for the 2020 Monthly Services fees, Ryde agreed to pay a monthly fee of $35,000 at the beginning of each month commencing January 1, 2020. All fees and other amounts paid to the Company with respect to the Company’s services provided prior to the amendment no. 3 have been earned in connection with the prior services and will not be credited against any of the above fees or other amounts due under the amendment no. 3.

In addition, the amendment no. 3 provides for additional fees for the 2018-19 Services relating to success of Ryde’s business, including the engagement of an investment banker and certain financing milestones and additional fees and milestone fees relating to the achievements of certain net revenues and creation of a business relationship that increases the value of Ryde. The Company will not provide any services related to any financings to be conducted by Ryde. The Company will also receive 20 million tokens based upon 100 million tokens issued, which number will be increased on a pro rata basis, if at any time, Ryde issues more than 100 million tokens (the “Token Fee”). The Token Fee has been previously earned and will be issued in connection with the first release of any tokens to any party.

However, if the business services agreement is terminated before December 31, 2019, (a) the fee for the 2018-19 Services will be immediately due in full (but only if the foregoing $12,000,000 financing is closed either before or after the termination date), (b) any additional fees and milestone fees earned will be immediately paid in full (if the condition precedent/milestones are achieved), (c) the Token Fee will be immediately transferred to the Company, and (d) any future adjustment in the number of tokens issued by Ryde, to over 100,000,000, will result in the immediately issuance to our company of 20% of such additional tokens.

ICOx Innovations Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017

7. RELATED PARTY TRANSACTIONS (CONT’D)

The amendment no. 3 provides that the business services agreement will continue until December 31, 2020 unless earlier terminated by either party, provided, however, the term of the 2020 Monthly Services will automatically renew for successive one year periods after December 31, 2020, which renewal term can be terminated by either party with 30 days advanced written notice. The amendment no. 3 also provides that the Company may terminate the business services agreement upon the provision of 30 days written notice to Ryde. Ryde may terminate the business services agreement after December 31, 2019, upon the provision of 30 days written notice to the Company. If the Company or Ryde provides such notice, the Company or Ryde, as applicable, may immediately terminate the business services agreement and the Company will be entitled to no further compensation except for any fees earned prior to the date of the termination and other fees discussed above, which are due regardless of such early termination.

The Company has agreed that Ryde will not be responsible for any out-of-pocket expenses incurred by the Company in connection with the performance of the services. In addition, the Company has agreed to pay, and otherwise be financially responsible for (including through the reimbursement of disbursements made by Ryde and its affiliates), (i) all legal costs and expenses incurred by Ryde, the Company and any of their affiliates in connection with the Ryde Offering; (ii) all business and travel expenses incurred by Ryde, the Company and any of their affiliates in connection the Ryde Offering; and (iii) all fees and expenses incurred by Ryde in connection with its conversion of cryptocurrencies into US dollars in connection with the Ryde Offering, including bank, exchange and other similar fees and expenses. Ryde will have the right to deduct any such amounts from the fees otherwise payable by it to the Company and apply such deducted amounts to the payments to the Company.

The Company’s chairman and one of its directors, Cameron Chell, is a director, officer and an indirect shareholder of Business Instincts Group Inc. which owns 10% of the common stock of Ryde and he is also a director, officer and indirect shareholder of Blockchain Merchant Group, Inc. which owns 2.5% of the common stock of Ryde and the Company owns 7.5% of the common stock of Ryde. Mr. Chell is also a director, chairman, and officer of Ryde. Mr. Elliott is a former officer of Ryde.

8. SHARE CAPITAL

On March 12 and 19, 2018, we completed private placements of an aggregate of 9,113,659 subscription receipts at a price of $0.60 per subscription receipt for aggregate gross proceeds of $5,468,195. The escrow release condition (as defined below) was met, and each subscription receipt converted into one share of the Company’s common stock, for no additional consideration. The escrow release condition was the receipt by the Company of conditional approval for the listing of the shares of the Company’s common stock on a Canadian stock exchange. In connection with the closing of the private placements, the Company paid cash finder’s fees in the aggregate amount of $29,400 and the Company issued 160,865 shares of common stock at a deemed price of $0.60 per share as the finder’s fee.

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

ICOx Innovations Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017

9. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that our board of directors may grant options to acquire common shares of the Company at not less than 100% of the greater of: (i) the fair market value of the shares underlying the options on the grant date and (ii) the fair market value of the shares underlying the options on the date preceding the grant date at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. As of December 31, 2017, the maximum number of options available for grant was 3,000,000 shares. On January 22, 2018, the maximum number of options available for grant was increased to 3,900,000 shares. As of September 30, 2018, there are 3,400,000 stock options issued (December 31, 2017 – 2,900,000) and 500,000 stock options unissued (December 31, 2017 – 100,000).

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

ICOx Innovations Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017

9. STOCK-BASED COMPENSATION (CONT’D)

On August 15, 2018, the Company granted 50,000 stock options to one consultant. The stock options are exercisable at the exercise price of $1.00 per share for a period of two years from the date of grant. The stock options became exercisable upon the date of grant.

Stock options granted are valued at the fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Nine Months Ended September 30,
	2018	2017
Share price	$0.60	N/A
Exercise price	$ 0.60-1.00	N/A
Time to maturity (years)	2-10	N/A
Risk-free interest rate	2.61%-3.11%	N/A
Expected volatility	50.48%-192.68%	N/A
Dividend per share	$0.00	N/A
Forfeiture rate	Nil	N/A

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2017	2,900,000	0.10	0.10	9.3
Granted	500,000	0.55	0.64	8.8
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding, September 30, 2018	3,400,000	0.17	0.18	9.0
Options exercisable, September 30, 2018	880,553	0.15	0.21	8.7

10. SUBSEQUENT EVENTS

On October 19, 2018, the Company, through its wholly-owned subsidiary, ICOx USA, Inc. (“ICOx USA”), entered into a master services agreement with BitRail, LLC (“BitRail”) to develop a blockchain-based payment processing application allowing the purchase and sale of cryptocurrencies (the “Payment Processing Application”) to be operated by BitRail Holdings, Inc. (“BitRail Holdings”), a company to be formed by BitRail.

Under the terms of the master services agreement, ICOx USA initially agreed to provide the services relating to the development of a web-based payment processing platform enabled by blockchain for the purchase and use of cryptocurrencies. The fee for these services will be provided at ICOx USA’s cost plus approved expenses, up to a maximum of $2,000,000. In addition, BitRail agreed that it will be responsible for paying all expenses charged by third parties to ICOx USA or BitRail relating to the master services agreement.

In addition, BitRail agreed to immediately form BitRail Holdings to conduct and operate the Payment Processing Application and the parties agreed that BitRail Holdings will initially have a board of five directors or managers, as applicable, three of which will be appointed by BilRail and two of which will be appointed by ICOx USA. In addition, the parties agreed that BitRail Holdings will issue warrants to ICOx USA allowing it to acquire up to 20% of ownership of BitRail Holdings for total consideration of $1, which warrants may be exercised by ICOx USA at any time in the future.

ICOx Innovations Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017

10. SUBSEQUENT EVENTS (CONT’D)

Either ICOx USA or BitRail may terminate the master services agreement or any statement of work to be negotiated by the parties upon the provision of 30 days written notice to the other party, upon receipt of which, the non-terminating party may elect to immediately terminate the master services agreement or applicable statement of work. Upon such termination, ICOx USA will be entitled to no further compensation except for (i) any fees earned and out-of-pocket expenses incurred prior to the termination and (ii) any other amounts or consideration as set forth in any statement of work which are to be paid upon or regardless of such termination.

On October 29, 2018, Ryde entered into amendment no. 3. Under the amendment no. 3, the Company agreed to provide to Ryde the services from October 1, 2018 to December 31, 2019 (the “2018-19 Services”) consisting of corporate development and governance, business development and technical services, business awareness services, financial and administrative services, and media management services. In addition, the Company agreed to provide to Ryde the monthly services from January 1, 2020 to December 31, 2020 (the “2020 Monthly Services”) consisting of board and corporate strategy management and board and corporate governance management.

On November 5, 2018, the Company entered into five amendment agreements (each, an “Amendment Agreement”) with Oceanside Strategies Inc. (“Oceanside”), pursuant to which the Company and Oceanside agreed to amend the terms of five previously issued convertible notes (each, a “Note”) outstanding in favor of Oceanside in the aggregate principal amount of $175,325. Pursuant to the Amendment Agreements, the parties agreed to: (i) reduce the interest payable to Oceanside under the Notes from 18.0% per annum to 8.0% per annum effective as of December 1, 2018, and (ii) make the interest payable only in cash on a quarterly basis commencing as of December 1, 2018.

The Notes were issued on September 14, 2015 (with the principal amount of $73,825), December 30, 2016 (with the principal amount of $50,000), December 30, 2016 (with the principal amount of $21,500), March 2, 2017 (with the principal amount of $20,000), and June 8, 2017 (with the principal amount of $10,000).

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “ICOx” mean ICOx Innovations Inc. and its wholly-owned subsidiary, ICOx USA, Inc. (formerly AppCoin Innovations (USA) Inc.), unless otherwise specified.

Overview

We were incorporated under the laws of the State of Nevada on July 20, 2010. Following incorporation, we commenced the business of representing authors to publishers.

Our business is a services and development business that provides a turnkey set of services for companies to develop and integrate blockchain and cryptocurrency technologies into their business operations. We anticipate that we will enable companies to focus on their core competencies while providing the necessary resources and expertise to execute a strategy that will enable companies to integrate new blockchain plus cryptocurrency technologies into their business operations. Our plan is to be compensated on a fee-for-services model. We may also accept tokens, coins or equity in payment for our services, to the extent permitted under applicable law.

On December 29, 2017, we entered into a business services agreement with Ryde Holding Inc. (“Ryde”), formerly WENN Digital Inc., on March 19, 2018, we entered into the amendment no. 1 to business services agreement dated as of March 15, 2018 with Ryde, and, on July 9, 2018, we entered into the amendment no. 2 to business services agreement dated as of July 9, 2018 with Ryde. On October 29, 2018, we entered into the amendment no. 3 to business services agreement dated as of October 29, 2018 with Ryde. Pursuant to the business services agreement, we agreed to provide Ryde with the services in connection with Ryde’s development of an image rights management and protection platform (the “Platform”) using blockchain technology, including (i) the business development and technical services, (ii) the business launch services and (iii) the post-business launch support services.

Ryde has entered into a licensing partnership agreement with Eastman Kodak Company, which announced the launch of the KODAKOne blockchain platform and KODAKCoin ICO. We are providing the services relating to the KODAKOne blockchain platform and the KODAKCoin ICO pursuant to a business services agreement dated December 29, 2017, as amended as of March 15, 2018, July 9, 2018 and October 29, 2018 with Ryde.

On October 19, 2018, we, through our wholly-owned subsidiary, ICOx USA, entered into a master services agreement with BitRail, LLC (“BitRail”) to develop a blockchain-based payment processing application allowing the purchase and sale of cryptocurrencies.

Results of Operations

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenue

We had no revenue for the three months ended September 30, 2018 and 2017.

Operating Expenses

We incurred general and administrative expenses and related party consulting of $914,153 and $67,022 for the three months ended September 30, 2018 and 2017, respectively, representing an increase of $847,131 between the two periods. These expenses consisted primarily of consulting fees, professional fees, and other general and administrative costs. The increase in consulting fees between the two periods from $56,500 in 2017 to $342,361 in 2018 was due to the consulting agreement with Business Instincts Group Inc. to provide strategic and project management services as well as consulting agreements with our senior and executive staff. Business Instincts Group Inc. is a related party as Cameron Chell is a common director of the companies. Professional fees increased from $8,450 in 2017 to $95,895 in 2018 and the increase was primarily due to obtaining a legal opinion letter and higher review expenses. The increase in other general and administrative costs increased from $2,062 in 2017 to $475,635 in 2018 due to increased travel costs, advertising and marketing costs, compliance fees, and stock-based compensation. Service costs increased from $nil in 2017 to $78,421 in 2018 is a result of services rendered for our client in our new business or operations.

Consulting fees of $342,361 in the third quarter of 2018 relate in part to $105,000 paid to Business Instincts Group Inc., $67,500 to our directors, $48,000 paid to our president, Bruce Elliott, for management services, $41,108 paid to members of our advisory board, $30,000 paid to our chief financial officer, Michael Blum, for management services, $30,000 paid for accounting services, $16,678 in stock-based compensation, and $4,075 paid for development services.

Service fees of $78,421 in the third quarter of 2018 relate to $34,429 for legal fees, $24,757 for public relation and marketing services, $18,285 for travel, and $950 for website and graphic design.

Net Loss from Operations

We incurred net losses from operations of $996,958 and $73,112 for the three months ended September 30, 2018 and 2017, respectively, representing an increase of $923,846, primarily attributable to the factors discussed above under the heading “Operating Expenses”.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenue

We had no revenue for the nine months ended September 30, 2018 and 2017.

Operating Expenses

We incurred general and administrative expenses and related party consulting of $2,289,738 and $102,166 for the nine months ended September 30, 2018 and 2017, respectively, representing an increase of $2,105,072 between the two periods. These expenses consisted primarily of consulting fees, professional fees, and other general and administrative costs. The increase in consulting fees between the two periods from $77,900 in 2017 to $1,108,887 in 2018 was due to the consulting agreement with Business Instincts Group Inc. to provide strategic and project management services as well as consulting agreements with our senior and executive staff. Business Instincts Group Inc. is a related party as Cameron Chell is a common director of the companies. Professional fees increased from $20,234 in 2017 to $214,025 in 2018 and the increase was primarily due to an increase in legal services related to the evaluation of potential business opportunities, regulatory compliance, and higher review expenses. The increase in other general and administrative costs increased from $4,022 in 2017 to $964,530 in 2018 due to increased travel costs, advertising and marketing costs, compliance fees, and stock-based compensation. Service costs increased from $nil in 2017 to $651,341 in 2018 is a result of services rendered for our client in our new business or operations.

Consulting fees of $1,108,887 in the first nine months of 2018 relate in part to $455,000 paid to Business Instincts Group Inc., $156,511 to our directors, $122,000 paid to our president, Bruce Elliott, for management services, $98,616 paid to members of our advisory board, $90,000 paid to our chief financial officer, Michael Blum, for management services, $84,000 paid for accounting services, $47,221 paid for development services, $43,039 in stock-based compensation, and $12,500 for recruiting services.

Service fees of $651,341 in the first nine months of 2018 relate to $337,561 for public relation and marketing services, $149,845 for legal fees, $54,306 for travel, $51,700 for website and graphic design, $47,372 for management costs, $5,116 for due diligence, $2,482 for token exchange listing assistance, $1,908 to establish a social media presence, and $1,051 for office supplies.

Net Loss from Operations

We incurred net losses from operations of $2,985,020 and $123,695 for the nine months ended September 30, 2018 and 2017, respectively, representing an increase of $2,861,325, primarily attributable to the factors discussed above under the heading “Operating Expenses”.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2018	As at December 31, 2017
Current Assets	$3,504,210	$880,766
Current Liabilities	323,138	182,919
Working Capital	3,181,072	697,847

Current Assets

Current assets were $3,504,210 as at September 30, 2018 and $880,766 as at December 31, 2017. The increase in current assets as at September 30, 2018 was due to the closing of the private placement partially offset by the payment of business expenses.

Current Liabilities

Current liabilities as at September 30, 2018 were attributable to $323,138 in accounts payable and accrued expenses compared to $182,919 as at December 31, 2017.

Cash Flow

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Net cash (used in) operating activities	$(2,742,911)	$(141,039)
Net cash (used in) investing activities	(1,150,000)	-
Net cash provided by financing activities	5,232,989	280,000
Net changes in cash and cash equivalents	$1,340,078	$138,961

Operating Activities

Net cash used in operating activities was $2,742,911 for the nine-month period ended September 30, 2018, as compared to $141,039 for the nine-month period ended September 30, 2017, an increase of $2,601,872. The increase in net cash used in operating activities was primarily due an increase in operating expenses and deferred service costs offset by receipts of accounts receivable and an increase in the accounts payable outstanding.

Investing Activities

Investing activities used cash of $1,150,000 for the nine-month period ended September 30, 2018 as compared to $nil for the nine-month period ended September 30, 2017. The cash used was from loans provided to Ryde in July 2018 partially offset by a repayment from the previous loan provided to Ryde.

Financing Activities

Financing activities provided cash of $5,232,989 for the nine months ended September 30, 2018 and $280,000 for the nine months ended September 30, 2017. To help fund our operating activities until our private placement closed, we received a $100,000 loan from Michael Blum, the chief financial officer of our company, and a $100,000 loan from Greg Burnett, a member of our advisory board. These loans were repaid in June 2018 after the closing of the private placement for net proceeds of $5,232,989.

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

We plan to continue to provide the services in connection with the development and launch of the Platform (with a targeted launch prior to March 31, 2019) pursuant to the business services agreement dated December 29, 2017, as amended as of March 15, 2018, July 9, 2018 and October 29, 2018 with Ryde. As at September 30, 2018, we spent approximately $851,000 and expect to spend additional $200,000 to $300,000 in connection with the development and launch of the Platform and post-launch support.

In addition, we plan to continue to provide the services to develop a blockchain based payment processing application allowing the purchase and sale of cryptocurrencies (with a targeted launch prior to January 31, 2019) pursuant a master services agreement dated October 19, 2018 with BitRail. As at September 30, 2018, we spent approximately $256,000 and expect to spend additional $100,000 to $200,000 in connection with the development and launch of the blockchain based payment processing application and post-launch support.

For the next 12 months, we plan to enter into one or two additional business services agreements with other clients on terms similar to agreements entered with Ryde or BitRail. We intend to spend between $500,000 and $1,000,000 on various expenses to assist client companies to develop and integrate blockchain and cryptocurrency technologies into their business operations.

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

Going Concern

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $3,678,028 as at September 30, 2018 (December 31, 2017: $693,008). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

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

Our principal executive officer and our principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, they concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except as disclosed below, since the beginning of the fiscal quarter ended September 30, 2018, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

On October 30, 2018, we entered into a sponsorship agreement with Mackie Research Capital Corporation, pursuant to which we retained Mackie Research Capital Corporation to sponsor the listing of shares of our common stock on the TSX Venture Exchange in Canada. Pursuant to the sponsorship agreement, we agreed to issue 30,000 shares of our common stock at a deemed price of $0.60 per share payable upon the listing of shares of our common stock on the TSX Venture Exchange in Canada. We intend to issue the shares of our common stock to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Bylaws (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)
10.13	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.14	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.15	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.16	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)

10.18	Loan Agreement dated November 20, 2017 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)
10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.21	Business Services Agreement dated effective December 29, 2017 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 15, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24	Offer Letter dated January 22, 2018 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.25	Offer Letter dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.26	2017 Equity Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.27	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.28	Stock Option Agreement dated October 15, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.29	Stock Option Agreement dated October 15, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.30	Stock Option Agreement dated October 15, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.31	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.32	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.33	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.34	Indemnification Agreement dated December 20, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.35	Indemnification Agreement dated December 20, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.36	Indemnification Agreement dated December 20, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.37	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.38	Offer Letter dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.39	Stock Option Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.40	Indemnification Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.41	Offer Letter dated June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.42	Stock Option Agreement dated June 7, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.43	Indemnification Agreement June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)

10.44	Amendment Agreement dated effective as of June 25, 2018 to Business Services Agreement dated October 18, 2017 with Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 29, 2018)
10.45	Loan Agreement dated July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.46	Corporate Guaranty dated July 9, 2018 by Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.47	Amendment No. 2 to Business Services Agreement dated as of July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.48	Loan Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.49	Corporate Guaranty entered into as of August 29, 2018 by Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.50	Security Agreement entered into as of August 29, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.51	Security Assignment Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.52	Master Services Agreement dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.53	Software Services Statement of Work dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.54	Amendment No. 3 to Business Services Agreement dated as of October 29, 2018 with Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on October 31, 2018)
10.55	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.56	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.57	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.58	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.59	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOX INNOVATIONS INC.

/s/ Michael Blum
Michael Blum
Chief Financial Officer
(Duly Authorized Officer)
Dated: November 9, 2018

