Form 10-K
period 2018-12-31
ICOX INNOVATIONS INC.
filed 2019-03-26
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-55049

ICOX INNOVATIONS INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3098487
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

4101 Redwood Ave., Building F, Los Angeles, CA 90066

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: 424.570.9446

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

$10,274,714.40 based on a price of $0.60 per share multiplied by 17,124,524 shares of common stock held by non-affiliates. The price of $0.60 per share is based on the private placements of an aggregate of 9,113,659 subscription receipts at a price of $0.60 per subscription receipt, which were completed on March 12 and 19, 2018. On May 31, 2018, each subscription receipt was automatically converted into one share of common stock, for no additional consideration.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 26, 2019, there were 21,579,474 shares of common stock outstanding.

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

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, forward-looking statements can be identified by the use of terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continues” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this annual report include or may include, among others, statements about:

●	our proposed plan of operations;
●	our financial and operating objectives and strategies to achieve them;
●	the costs and timing of our services;
●	our use of available funds;
●	our capital and funding requirements; and
●	our other financial or operating performances.

The material assumptions supporting these forward-looking statements include, among other things:

●	our future growth potential, results of operations, future prospects and opportunities;
●	execution of our business strategy;
●	there being no material variations in current regulatory environments;
●	our operating expenses, including general and administrative expenses;
●	our ability to obtain any necessary financing on acceptable terms;
●	timing and amount of capital expenditures;
●	retention of skilled personnel;
●	continuation of current tax and regulatory regimes; and
●	general economic and financial market conditions.

Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

●	inability to efficiently manage our operations;
●	general economic and business conditions;
●	our negative operating cash flow;
●	our ability to obtain additional financing;
●	our ability to collect outstanding loans;
●	increases in capital and operating costs;
●	general cryptocurrency risks;
●	technological changes and developments in the blockchain and cryptocurrencies;
●	risks relating to regulatory changes or actions;
●	competition for blockchain platforms and technologies; and
●	other factors discussed under the section entitled “Risk Factors”,

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

As used in this annual report, the terms “we”, “us”, “the Company”, “our” and “ICOx” mean ICOx Innovations Inc. and its wholly-owned subsidiaries, ICOx USA, Inc. (formerly AppCoin Innovations (USA) Inc.), Cathio, Inc., and sBetOne, Inc., unless otherwise specified.

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

In July 2017, we decided to operate a new business of providing services for blockchain and cryptocurrency technologies and incorporated a Nevada subsidiary, ICOx USA, Inc. (formerly AppCoin Innovations (USA) Inc.) on August 1, 2017.

Effective August 17, 2017, we completed a merger with our wholly-owned subsidiary, AppCoin Innovations Inc., a Nevada corporation, which was incorporated solely to effect a change in our name. As a result, we changed our name from “Redstone Literary Agents, Inc.” to “AppCoin Innovations Inc.”.

Effective February 14, 2018, we completed a merger with our wholly-owned subsidiary, ICOx Innovations Inc., a Nevada corporation, which was incorporated solely to effect a change in our name. As a result, we changed our name from “AppCoin Innovations Inc.” to “ICOx Innovations Inc.”.

On November 19, 2018, we incorporated a new Delaware subsidiary, GN Innovations, Inc., to provide blockchain technology opportunities to the sports and entertainment industry by working with large and well-established brands. Effective December 5, 2018, we changed the name of this subsidiary to “GN1, Inc.” and effective February 6, 2019, we changed the name of this subsidiary to “sBetOne, Inc.”.

On November 28, 2018, we incorporated a new Delaware subsidiary, Cathio, Inc., to provide blockchain technology opportunities to the Catholic community.

Recent Developments

On December 29, 2017, the Company signed a master service agreement with Ryde, a company in which there is a common director. The agreement was amended on March 15, 2018, pursuant to which the Company changed the scope of services to provide Ryde with the services in connection with Ryde’s development of an image rights management and protection platform (the “Platform”) using blockchain technology, including (i) the business development and technical services, (ii) the business launch services and (iii) the post-business launch support services. The business services agreement with Ryde provides that the fees for the services provided in connection with the development and launch of the Platform (the business development and technical services and business launch services) were deemed earned on the date of execution of the business services agreement. The Company has waived Ryde’s requirement to pay the $250,000 fixed fee in connection with the business development and technical services as a concession. The Company has recognized the business development and technical service fee of $500,000 during the year end December 31, 2017, paid in January 2018 by Ryde upon the completion of its first round of pre-ICO fundraising. Also, as a condition for entering into the loan agreement, Ryde entered into the amendment no. 2, dated as of July 9, 2018, to the business service agreement dated December 29, 2017 as amended as of March 15, 2018, with our company. Pursuant to the amendment no. 2, the Company and Ryde agreed that each party will be responsible for its respective expenses and agreed not to charge any out of pocket expenses to the other party unless expressly approved by the other party in advance in writing.

In consideration for the 2018-19 Services, Ryde agreed to pay a fixed fee of $1,100,000, which is deemed earned as of October 1, 2018, under the agreement, but is not due and payable until Ryde closes on the sale of Simple Agreements for Future Tokens (“SAFTs”), equity, or token financings, joint venture financings, or any of its affiliates, in a minimum aggregate amount of $12,000,000, including closings occurring prior to October 1, 2018. For financial reporting purposes, the work fee and additional fee are deemed earned on the date of the financing for a minimum aggregate amount of $12,000,000. In consideration for the 2020 Monthly Services fees, Ryde agreed to pay a monthly fee of $35,000 at the beginning of each month commencing January 1, 2020. All fees and other amounts paid to the Company with respect to the Company’s services provided prior to the amendment no. 3 have been earned in connection with the prior services and will not be credited against any of the above fees or other amounts due under the amendment no. 3.

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

The amendment no. 3 provides that the business services agreement will continue until December 31, 2020 unless earlier terminated by either party, provided, however, the term of the 2020 Monthly Services will automatically renew for successive one-year periods after December 31, 2020, which renewal term can be terminated by either party with 30 days advanced written notice. The amendment no. 3 also provides that the Company may terminate the business services agreement upon the provision of 30 days written notice to Ryde. Ryde may terminate the business services agreement after December 31, 2019, upon the provision of 30 days written notice to the Company. If the Company or Ryde provides such notice, the Company or Ryde, as applicable, may immediately terminate the business services agreement and the Company will be entitled to no further compensation except for any fees earned prior to the date of the termination and other fees discussed above, which are due regardless of such early termination.

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

The Company’s chairman and one of its directors, Cameron Chell, is a director, officer and an indirect shareholder of Business Instincts Group Inc. which owns 10% of the common stock of Ryde and he is also a director, officer and indirect shareholder of Blockchain Merchant Group, Inc. which owns 2.5% of the common stock of Ryde and the Company owns 7.5% of the common stock of Ryde. Mr. Chell is also a director, chairman, and officer of Ryde. Mr. Elliott is a former officer of Ryde. Our chief financial officer, Swapan Kakumanu, is also the chief financial officer of Ryde.

Our first client, Ryde, has entered into a licensing partnership agreement with Eastman Kodak Company, which announced the launch of the KODAKOne blockchain platform and KODAKCoin initial coin offering. We are providing the services relating to the KODAKOne blockchain platform and the KODAKCoin initial coin offering pursuant to a business services agreement dated December 29, 2017, as amended as of March 15, 2018 with Ryde.

On October 19, 2018, the Company, through its wholly-owned subsidiary, ICOx USA, Inc. (“ICOx USA”), entered into a master services agreement with BitRail, LLC (“BitRail”) to develop a blockchain-based payment processing application allowing the purchase and sale of cryptocurrencies (the “Payment Processing Application”) to be operated by BitRail Holdings, Inc. (“BitRail Holdings”), a company formed by BitRail.

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

On February 1, 2019, we, through our wholly-owned subsidiary, ICOx USA, entered into a master services agreement dated effective January 21, 2019 with FreedomCoin, LLC to develop a stable coin cryptocurrency named FreedomCoin to be used as a currency for purchasing goods and services.

Under the terms of the master services agreement, ICOx USA initially agreed to provide the services relating to the development of a stable coin cryptocurrency named FreedomCoin. The fee for these services will be provided at ICOx USA’s cost plus approved expenses, and delivered via approved vendors and within written quarterly budgets approved in advance by FreedomCoin, LLC, up to a maximum of $2,000,000. In addition, FreedomCoin, LLC agreed that it will be responsible for paying all expenses charged by third parties to ICOx USA or FreedomCoin, LLC relating to the master services agreement.

In addition, the parties agreed that FreedomCoin, LLC will initially have a board of five directors or managers, as applicable, three of which will be appointed by FreedomCoin, LLC and two of which will be appointed by ICOx USA. In addition, the parties agreed that FreedomCoin, LLC will issue warrants to ICOx USA allowing it to acquire up to 20% of ownership of FreedomCoin, LLC for total consideration of US$1, which warrants may be exercised by ICOx USA at any time in the future.

Either ICOx USA or FreedomCoin, LLC may terminate the master services agreement or any statement of work to be negotiated by the parties upon the provision of 30 days written notice to the other party, upon receipt of which, the non-terminating party may elect to immediately terminate the master services agreement or applicable statement of work. Upon such termination, ICOx USA will be entitled to no further compensation except for (i) any fees earned and out-of-pocket expenses incurred prior to the termination and (ii) any other amounts or consideration as set forth in any statement of work which are to be paid upon or regardless of such termination. ICOx USA will also retain the warrants held.

Description of Business

Overview

Our business is a services and development business that provides a turnkey set of services for companies to develop and integrate blockchain and cryptocurrency technologies into their business operations. We anticipate that we will enable companies to focus on their core competencies while providing the necessary resources and expertise to execute a strategy that will enable companies to integrate new blockchain plus cryptocurrency technologies into their business operations. Our plan is to be compensated on a fee-for-services model, technology licensing model and a reoccurring transaction revenue model. We may accept tokens, coins or equity in payment for our services to the extent permitted under applicable law.

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

Blockchains are secure by design and are an example of a distributed computing system and decentralization can be achieved with a blockchain. This makes blockchains potentially suitable for the recording of events, medical records and other record management activities, such as identity management, documenting provenance, digital asset registration and transaction processing.

Initial Coin Offerings and Cryptocurrency

A cryptocurrency is a digital asset – often referred to as a coin or token – that is used as a medium of exchange using cryptography and decentralized control via a blockchain to secure the transaction and to control the creation of additional units of the currency.

We may receive fees from initial coin offering proceeds, in a combination of cash and tokens, coins or equity, to the extent permitted under applicable law. For any cryptocurrencies received, we intend to hold cryptocurrencies on our balance sheet and to sell them from time to time via regulated trading exchanges, to the extent permitted under applicable law. We are not involved in the issuance of cryptocurrencies or mining or other related technical cryptocurrency production.

Principal Services

We plan to generate revenue through the following services:

1.	Business Development and Technical Services

●	Business modeling and scoping and development;
●	Advisory services surrounding token models, and token incentivisation;
●	Advisory services surrounding cryptoeconomics creating networks, and utility of tokens;
●	Assistance & sourcing of technical guidance surrounding creation of working model from conceptual framework; and
●	Assistance & sourcing of guidance surrounding creation of company application for token usage, storage and transferring.

2.	Blockchain and Technology Program Management

●	Product vision and road-mapping;
●	Program development and project management; and
●	Product development and testing.

3.	Customer Development

●	Customer discovery and scoping (not including any distribution or marketing related services, or assistance regarding the offer or sale of any tokens or coins); and
●	Product commercialization and support.

4.	Business Launch Services

●	Public relations & business development plans and strategies maximizing physical and digital outreach (not including any distribution or marketing related services, or assistance regarding the offer or sale of any tokens or coins);
●	Initial community development & management strategy;
●	Establish digital/social media presence (not including any distribution or marketing related services, or assistance regarding the offer or sale of any tokens or coins);
●	Whitepaper preparation and continued iterative reviews;
●	Due diligence report;
●	White labeled investor web wallet;
●	Website infographics and design;
●	Smart contract creation, sourcing, conceptualization and high-level specifications;
●	Provide sourcing, guidance and assistance where required to engineering team surrounding the development of token wallet; and
●	Specifications of platform website, and database backend built to collect user information.

5.	Post-Business Launch Support Services

●	Public relations to support (not including any distribution or marketing related services, or assistance regarding the offer or sale of any tokens or coins);
●	Community development and management; and
●	General support.

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

Sales and Marketing

We intend to implement our sales and marketing plan to attract new clients to our blockchain consulting business as follows:

●	Maintain an online presence through our website and social media channels by utilizing video, written content and social implementations to create awareness;
●	Sponsorship of cryptocurrency and blockchain related events;
●	Speaking engagements at industry conferences;
●	Direct sales channel management programs including both inbound and outbound programs and client referrals; and
●	Public relations campaigns.

Dependence on Few Customers

As of March 26, 2019, we have three clients which have engaged us to build out their business models, technology strategy, market entry strategy, and capital structure, which includes a blockchain platform launch. However, we have several potential customers in our sales pipeline.

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

●	TokenMarket

TokenMarket is a full service ICO provider. Its service offerings include:

○	ICO Launchpad, a service for organizing a “crowdsale” with a high quality blockchain industry network, expertise and tools with tradeable digital tokens;

○	A token and cryptocurrency database to aid investment decisions with extensive insight whereby its clients can follow ICO calendar and individual assets to be alerted about market opportunities ahead of time, and

○	Storage and management of a client’s digital assets in a TokenMarket wallet, which is secured with two-factor authentication.

●	Polymath

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

●	IBM

With thousands of technical experts, IBM is moving quickly into enterprise blockchain and claims the leading blockchain for business platform. This is primarily B2B focused work.

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

Investment Company Act of 1940 Considerations

We intend to conduct our operations so that we do not fall within, or are excluded from the definition of an “investment company” under the Investment Company Act of 1940.

Under Section 3(a)(1)(A) of the Investment Company Act of 1940, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. We believe that we will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act of 1940 because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, our new business is a services and development business that provides a turnkey set of services for companies to develop and integrate blockchain and cryptocurrency technologies into their business operations.

Under Section 3(a)(1)(C) of the Investment Company Act of 1940, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of our company’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” We intend to monitor our holdings and conduct operations so that on an unconsolidated basis we will comply with the 40% test. Nevertheless, because we may accept tokens, coins or equity in payment for our services, to the extent permitted under applicable law, we may acquire “investment securities” having a value exceeding 40% of the value of our company’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. In that case, we intend to rely on a safe harbor exemption from the Investment Company Act of 1940 for so-called “transient investment companies.”

Consistent with the “transient investment company” safe harbor, we will have to reduce our holdings of “investment securities to not more than 40% of our total assets as soon as is reasonably possible and in any event within one year from the earlier of (i) the date on which we own securities and/or cash having a value exceeding 50% of the value of our company’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which we own or propose to acquire “investment securities” having a value exceeding 40% of the value of our company’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. This reduction could be attempted in a number of ways, including the disposition of securities and the acquisition of other assets that would not constitute investment securities for purposes of the Investment Company Act of 1940. If we are required to sell securities, we may sell them sooner than we otherwise would, the sales may be at depressed prices, and we may never realize anticipated benefits from, or may incur losses on, those investments. We may not be able to sell some investments due to contractual or legal restrictions or the inability to locate a suitable buyer. We may also incur tax liabilities when we sell our assets. If we decide to try to acquire additional assets that would not constitute investment securities, we may not be able to identify and acquire suitable assets. If these steps do not achieve a sufficient reduction in our holdings of investment securities within the prescribed period, we will be forced to liquidate some of our securities holdings and invest the proceeds in U.S. government securities and cash items, with a potential loss.

Because we can rely on the “transient investment company” safe harbor only once during any three-year period, we may not accept tokens, coins or equity in payment for our services during the period that this safe harbor is not available.

If we become obligated to register our company as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act of 1940 imposing, among other things:

●	limitations on capital structure;

●	restrictions on specified investments;

●	prohibitions on transactions with affiliates; and

●	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

If we were required to register our company as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business, all of which would have a material adverse effect on us.

Employees

As at March 26, 2019, we have three executive officers, Bruce Elliott, who is our president, Michael Blum, who is our chief operating officer, secretary, and treasurer, and Swapan Kakumanu, who is our chief financial officer, and no employees. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We also employ consultants on an as-needed-basis to provide specific expertise in areas of product design and development and other business functions including marketing and accounting. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus.

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

To date, the Securities and Exchange Commission (the “SEC”) has released statements that state that the United States would, in some circumstances, consider the offer and sale of blockchain tokens pursuant to an initial coin offering (an “ICO”) subject to federal securities laws. China has released statements and taken similar actions. Canada has also released a notice which indicated that the Canadian Securities Administrators would, in some circumstances, consider the offer and sale of blockchain tokens pursuant to an ICO subject to Canadian securities laws. Although we do not participate in ICOs, our clients and customers may participate in ICOs and these actions may be a prelude to further action which chills widespread acceptance of blockchain and cryptocurrency adoption and have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations.

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

Lack of liquid markets, and possible manipulation of blockchain/cryptocurrency-based assets may adversely affect us.

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

The loss or potential loss of our exclusion from regulation pursuant to the Investment Company Act of 1940, the Investment Advisors Act of 1940 or any related state exemptions, could require us to restructure our operations.

The SEC heavily regulates the manner in which “investment companies,” “investment advisors,” and “broker-dealers” are permitted to conduct their business activities. We believe we will conduct our business in a manner that does not result in us being characterized as an investment company, an investment advisor or a broker-dealer, as we do not believe that we will engage in any of the activities that require registration under the Investment Company Act of 1940, the Investment Advisors Act of 1940 or any similar provisions under state law. We intend to continue to conduct our business in such manner. If, however, we are deemed to be an investment company, an investment advisor, or a broker-dealer, we may be required to institute burdensome compliance requirements and our activities may be restricted, which would affect our business to a material degree. The loss or potential loss of our exclusion from regulation pursuant to the Investment Company Act of 1940, the Investment Advisors Act of 1940 or any related state exemptions, could require us to restructure our operations, which could have an adverse effect on our financial condition and results of operations. In addition, we are determined to have engaged in activities that require any such registration, without obtaining such registration, we could be subject to civil and/or criminal liability, which could have an adverse effect on our financial condition and results of operations.

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

We had cash and cash equivalents in the amount of $898,142 and working capital of $2,945,058 as of December 31, 2018, and cash and cash equivalents of $214,993 and working capital of $697,847 as of December 31, 2017. We anticipate that we will require additional financing while we operate and expand our new business. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We would likely secure any additional financing necessary through a private placement of our common stock through a debt financing. There can be no assurance that any financing will be available to us, or, even if it is, if it will be offered on terms and conditions acceptable to us. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us, could have a material adverse effect upon us. If additional funds are raised by issuing equity securities, dilution to existing or future stockholders will result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the expansion of our new business.

We are currently dependent on three clients.

We currently have three clients which have engaged us to build out their business models, technology strategies, market entry strategies and capital structures, which includes a blockchain platform launch. While we have several potential clients in our sales pipeline, there can be no assurance that we will engage additional clients. If any of our clients discontinue their business with us, or if our clients modify the terms of their business with us on less favorable terms, the effect on our business, operating results and financial condition may become adverse.

Our board of directors is composed of an equal number of independent directors and non-independent directors and our board composition may afford less protection to our stockholders than if our board of directors were composed of a majority of independent directors.

Our board of directors is comprised of six directors, three of whom are not independent. As a result, there may be a low level of board oversight on our management and our board of directors may be influenced by the concerns, issues or objectives of management, including the compensation and governance issues, to a greater extent than would occur with a majority of independent directors. In addition, non-independent directors may make a decision on a merger, change of control or other transactions or actions affecting our company without the consent of an independent director, which may lead to a conflict with the interest of our stockholders. As a result, our board composition may afford less protection to our stockholders than if our board of directors were composed of a majority of independent directors.

Our chief financial officer devotes approximately up to 50% of his working time to our company.

Swapan Kakumanu, our chief financial officer, devotes approximately up to 50% of his working time, or approximately up to 20 hours per week, to our company. Because Mr. Kakumanu works only part-time, instances may occur where he may not be immediately available to provide solutions to problems or address concerns that arise in the course of us conducting our business and thus adversely affect our business. In addition, Mr. Kakumanu can become subject to conflicts of interest because he devotes part of his working time to other business endeavors, including consulting relationships with other entities, and have responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, Mr. Kakumanu could be subject to conflicts of interest.

The directors and officers of our company, including Mr. Kakumanu, are aware of the existence of laws governing the accountability of directors and officers for corporate opportunity and requiring disclosures by the directors and officers of conflicts of interest, and we will rely upon such laws in respect of any directors’ and officers’ conflicts of interest or in respect of any breaches of duty by any of our directors and officers. All such conflicts are to be disclosed by such directors or officers in accordance with applicable laws and the directors and officers are to govern themselves in respect thereof to the best of their ability in accordance with the obligations imposed upon them by law.

Risks Related to Our Common Stock

Because our directors and officers control a large percentage of our voting stock, they have the ability to influence matters affecting our stockholders.

Our directors and officers control approximately 22.80% of our voting stock. As a result, they have the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition of assets, and the issuance of securities. Because they control a significant portion of votes, it would be very difficult for investors to replace our management if the investors disagree with the way our business is being operated. Because the influence by our directors and officers could result in management making decisions that are in their best interest and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 75,000,000 shares of common stock, of which 21,579,474 shares of common stock were issued and outstanding as of March 26, 2019. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future.

If the outstanding stock options or convertible notes are exercised or converted, then we would be required to issue additional shares of our common stock, which will result in dilution to our stockholders’ ownership of our stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. PROPERTIES

We do not own any property. Our principal offices are located at 4101 Redwood Ave, Building F. Los Angeles, California 90066. Effective May 1, 2018, we entered into a facility services agreement with Business Instincts Group Inc., a company of which Cameron Chell is a director, officer and indirect shareholder, whereby we agreed to pay Business Instincts Group Inc. a basic monthly rent of $16,500 for the complete occupancy term commencing May 1, 2018 until February 28, 2020 to use our office premises for general office purposes. We believe that our office premises are suitable and adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS

We know of no material pending legal proceedings to which our company or subsidiaries is a party or of which any of our properties, or the properties of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or subsidiaries or has a material interest adverse to our company or subsidiaries.

ITEM 4. MINE SAFETY DISCLOSUREs

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no established public trading market for our common stock. There is a limited public market for our common stock. Our common stock has been quoted on the OTCQB operated by the OTC Markets Group under the trading symbol since February 19, 2019. From November 28, 2017 to February 18, 2019, our common stock was quoted on the OTC Pink operated by the OTC Markets Group under the trading symbol “ICOX.” From August 17, 2017 to November 27, 2017, our common stock was quoted on the OTC Pink under the trading symbol “APCN”. Prior to that, our common stock was quoted on the OTC Pink under the trading symbol “RDLA”.

Effective at the opening on December 4, 2018, shares of our common stock have been approved for trading on the TSX Venture Exchange in Canada under the symbol “ICOX.”

Trading in stocks quoted on the OTCQB or the TSX Venture Exchange is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Set forth below are the range of high and low bid quotations for our common stock from the OTC Pink and high and low closing prices for our common stock from the TSX Venture Exchange for the periods indicated. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

Quarter Ended	OTC Pink (U.S. dollars)		TSX Venture Exchange (Canadian dollars)
	High	Low	High	Low
December 31, 2018	$0.40	$0.03	$0.65	$0.35
September 30, 2018	$2.30	$0.30	N/A	N/A
June 30, 2018	$2.30	$2.30	N/A	N/A
March 31, 2018	$3.15	$2.30	N/A	N/A
December 31, 2017	$2.60	$1.25	N/A	N/A
September 30, 2017	$1.25	$0.05	N/A	N/A
June 30, 2017	Nil	Nil	N/A	N/A
March 31, 2017	Nil	Nil	N/A	N/A

Holders of Common Stock

As of March 26, 2019, the 21,579,474 issued and outstanding shares of our common stock were held by a total of 120 stockholders of record.

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

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or
2.	Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	N/A	Nil
Equity compensation plans not approved by security holders (2017 Equity Incentive Plan)	3,400,000	$0.18	774,904
Total	3,400,000	$0.18	774,904

On October 15, 2017, as amended on January 22, 2018 and November 22, 2018, our board of directors adopted and approved the 2017 Equity Incentive Plan. The purpose of the plan is to (a) enable us and any of our affiliates to attract and retain the types of employees, consultants and directors who will contribute to our long range success; (b) provide incentives that align the interests of employees, consultants and directors with those of our stockholders; and (c) promote the success of our business.

On November 22, 2018, our board of directors amended our 2017 Equity Incentive Plan in connection with our application to list our common stock on the TSX Venture Exchange. The plan was amended to provide:

●	that a total of 4,174,904 shares of our common stock will be available for the grant of stock options and no shares will be available for the grant of non-stock option awards;
●	that any shares underlying an award that is cancelled, forfeited or expires prior to exercise or realization, either in full or in part, will become available for issuance under the plan;
●	that while our common stock is listed on the TSX Venture Exchange:

○	a participant must either be a Director, Employee or Consultant (as defined by the policies of the TSX Venture Exchange) of our company or a subsidiary of our company at the time of grant of the awards, except as otherwise provided by the policies of the TSX Venture Exchange and, for awards granted to Employees, Consultants or Management Company Employees (as defined by the policies of the TSX Venture Exchange), we must ensure that the participant is a bona fide Employee, Consultant or Management Company Employee, as the case may be;
○	except in relation to Consultant Companies (as defined by the policies of the TSX Venture Exchange), the awards may be granted only to an individual or to a company that is wholly owned by individual eligible for a grant of an award;
○	the aggregate number shares of our common stock subject to stock options granted, within a 12 month period, to a participant who is a Consultant (as defined by the policies of the TSX Venture Exchange) is limited to an amount equal to 2% of the issued and outstanding shares of our common stock (on a non-diluted basis), calculated on the date a stock option is granted to the participant;
○	aggregate number of shares of our common stock subject to stock options granted, within a 12 month period, to all participants (as a group) who are employed to perform Investor Relations Activities (as defined by the policies of the TSXV) is limited to an amount equal to 2% of the issued and outstanding shares of our common stock (on a non-diluted basis), calculated on the date a stock option is granted to any participant, provided that such stock options must vest in stages over a 12 month period with no more than 1/4 of the stock options vesting in any 3 month period;
○	the exercise price of a stock option must be determined by the committee (currently our board of directors) and the exercise price must not be less than the price permitted by the TSX Venture Exchange or other regulatory body having jurisdiction and a minimum exercise price must not be established unless the stock options are allocated to particular persons and we must not grant stock options unless and until the stock options have been allocated to a particular person or persons;

○	the exercise price of a stock option must be paid in cash; and
○	stock options granted to participants engaged in Investor Relations Activities (as defined by the policies of the TSX Venture Exchange) on behalf of our company must expire 30 days after such participants cease to perform such Investor Relations Activities for our company;

●	if shares of our common stock are listed on the TSX Venture Exchange, unless disinterested shareholder approval is obtained, under no circumstances will the plan, together with all of our other previously established and outstanding stock option or equity incentive plans or grants, result in:

○	the aggregate number of shares of our common stock reserved for issuance under awards granted to insiders (as a group) at any point in time exceeding 10% of the issued and outstanding shares of our common stock (on a non-diluted basis);
○	the grant to insiders (as a group), within a 12 month period, of stock options where an aggregate number of shares of our common stock subject to such stock options exceeds 10% of the issued and outstanding shares of our common stock (on a non-diluted basis), calculated on the date an award is granted to any insider;
○	the grant to insiders (as a group), within a 12 month period, of non-stock option awards where an aggregate number of shares of our common stock subject to such non-stock option awards exceeds 2% of the issued and outstanding shares of our common stock (on a non-diluted basis), calculated on the date a non-stock option award is granted to any insider;
○	the aggregate number of shares of our common stock subject to awards granted to any one participant within a 12 month period exceeding 5% of the issued and outstanding shares of our common stock (on a non-diluted basis), calculated on the date an award is granted to the participant;
○	the aggregate number of shares of our common stock subject to non-stock option awards granted to any one participant within a 12 month period exceeding 1% of the issued and outstanding shares of our common stock (on a non-diluted basis), calculated on the date a non-stock option award is granted to the participant;
○	the aggregate number of shares of our common stock subject to awards granted to any one participant who is a Consultant (as defined by the policies of the TSXV) within a 12 month period exceeding 2% of the issued and outstanding shares of our common stock (on a non-diluted basis), calculated on the date an award is granted to the participant; or
○	the aggregate number of shares of our common stock subject to awards granted to all participants (as a group) who are employed to perform Investor Relations Activities (as defined by the policies of the TSXV) within a 12 month period exceeding 2% of the issued and outstanding shares of our common stock (on a non-diluted basis), calculated on the date an award is granted to the participant; and

if the shares of our common stock are listed on the TSX Venture Exchange, we must obtain disinterested shareholder approval for any amendment to stock options held by insiders that would have the effect of decreasing the exercise price of the stock options.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended December 31, 2018, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

On January 8, 2019, we issued 750,000 shares of our common stock upon conversion of the principal amount of $75,000 of a convertible note. We issued the shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Our business is a services and development business that provides a turnkey set of services for companies to develop and integrate blockchain and cryptocurrency technologies into their business operations. We anticipate that we will enable companies to focus on their core competencies while providing the necessary resources and expertise to execute a strategy that will enable companies to integrate new blockchain plus cryptocurrency technologies into their business operations. Our plan is to be compensated on a fee-for-services model, technology licensing model and reoccurring transactions revenue model. We may accept tokens, coins or equity in payment for our services, to the extent permitted under applicable law.

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

On February 1, 2019, we, through our wholly-owned subsidiary, ICOx USA, entered into a master services agreement dated effective January 21, 2019 with FreedomCoin, LLC to develop a stable coin cryptocurrency named FreedomCoin to be used as a currency for purchasing goods and services.

Results of Operations

Revenue

We had revenues of $0 for the year ended December 31, 2018 compared to $500,000 in 2017.

The business services agreement dated December 29, 2017, as amended as of March 15, 2018, July 9, 2018, and October 29, 2018 with Ryde, provides that the fees for the services provided in connection with the development and launch of the Platform (the business development and technical services and business launch services) were deemed earned on the date of execution of the business services agreement. We have waived Ryde’s requirement to pay the $250,000 fixed fee in connection with the business development and technical services as a concession. We have recognized the business development and technical services fee of $500,000 during the year ended December 31, 2017, which Ryde paid in January 2018 upon the completion of its first round of pre-ICO fundraising.

Operating Expenses

We incurred operating expenses of $3,980,160 and $932,843 for the years ended December 31, 2018 and 2017, respectively, representing an increase of $3,047,319 between the two periods. These expenses consisted primarily of consulting fees, service costs, professional fees, stock-based compensation, interest and bank charges, and other general and administrative expenses. The increase in operating expenses between the two periods related to an increase in consulting fees from $547,542 in 2017 to $1,449,681 in 2018 due to our company entering into a consulting agreement with Business Instincts Group Inc. and other individuals to provide strategic and project management services and the company operating under its new business for a full year, an increase in service costs from $199,920 in 2017 to $675,633 in 2018 due to services provided to our customers, an increase in professional fees from $87,014 in 2017 to $329,227 in 2018 due to additional legal and accounting costs incurred due to the change in business and the company operating under its new business for a full year, an increase in interest and bank charges from $1,896 in 2017 to $3,130 as bank fees has increased to higher level of activities in 2018, and an increase in other general and administrative expenses from $96,471 in 2017 to $1,340,645 in 2018 as travel costs and advertising expenses have risen as we met with investors, potential clients, and sought to brand our company, and includes the stock-based compensation issued to our directors in 2018.

Net Loss from Operations

We incurred net losses from operations of $3,980,160 and $432,843 for the years ended December 31, 2018 and 2017, respectively, representing an increase of $3,547,317, primarily attributable to the factors discussed above under the heading “Operating Expenses”.

Other Income (Expense)

Other income includes $30,864 of interest earned on a loan receivable to a related party compared to $789 for the same period last year. Other expenses include, interest expense on convertible notes payable of $70,558 for the year ended December 31, 2018 compared to $35,004 for the same period last year.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2018	As at December 31, 2017
Current Assets	$3,170,861	$880,766
Current Liabilities	286,457	182,919
Working Capital	$2,884,404	$697,847

Current Assets

Current assets of $3,170,861 as at December 31, 2018 and $880,766 as at December 31, 2017 were comprised of only cash and cash equivalents, accounts receivable, prepaid expenses, an outstanding loan receivable, and our capitalized service costs. The increase in current assets as at December 31, 2018 was due to our company receiving $5,907,454 for private placements in exchange for shares less issuance costs, the increase in our loan receivable and accrued interest of $1,179,914, the increase in our capitalized deferred service costs of $874,817, and the increase in our prepaid expenses of $32,215 partially offset by the decrease in our accounts receivable of $480,000 and operating costs.

Current Liabilities

Current liabilities as at December 31, 2018 were attributable to $239,026 in accounts payable and accrued expenses and $47,431 in accounts payable, related party compared to $131,303 in accounts payable and accrued expenses and $51,616 in accounts payable, related party as at December 31, 2017.

Cash Flow

Our cash flows for the year ended December 31, 2018 and December 31, 2017 are as follows:

	Year ended December 31, 2018	Year ended December 31, 2017
Net cash (used in) operating activities	$(4,074,305)	$(652,524)
Net cash (used in) investing activities	(1,150,000)	(100,000)
Net cash provided by financing activities	5,907,454	911,467
Net changes in cash and cash equivalents	$683,149	$158,943

Operating Activities

Net cash used in operating activities was $4,074,305 for the year ended December 31, 2018, as compared to $652,524 for the year ended December 31, 2017, an increase of $3,421,781. The increase in net cash used in operating activities was primarily due to having a full year of the new business operations and higher deferred service costs.

Investing Activities

Net cash used in investing activities was $1,150,000 for the year ended December 31, 2018 was due to the outstanding loan to a related party, as compared to $100,000 for the year ended December 31, 2017.

Financing Activities

Financing activities provided cash of $5,907,454 for the year ended December 31, 2018 and $911,467 for the year ended December 31, 2017. On June 1, 2018, we issued an aggregate of 9,274,524 shares of common stock for total consideration of $5,468,195 and paid offering costs of $235,206. On November 27, 2018, we issued an aggregate of 674,950 share of common stock for total consideration of $674,950 and paid offering costs of $18,485.

Cash Requirements

We expect that we will require $5.066 million, including our current working capital, to fund our operating expenditures for the next twelve months. Projected working capital requirements for the next twelve months are as follows:

Estimated Working Capital Expenditures During the Next Twelve Months

Operating expenses	$2,015,000
General and administrative expenses	3,051,000
Total	$5,066,000

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

Our estimated general and administrative expenses for the next 12 months are $3,051,000 and are comprised of: $1,488,000 for consulting fees, of which approximately $420,000 is allocated to Business Instincts Group Inc., $192,000 is allocated to our president, Bruce Elliott, $144,000 is allocated to our chief operating officer, Michael Blum, $120,000 is allocated to our lead director, James P. Geiskopf, $60,000 is allocated to our chief financial officer, Swapan Kakumanu, $120,000 is allocated for accounting services, $200,000 is allocated to our board of directors and our advisory board, $172,000 is allocated to our investor relations consultants, and $60,000 is allocated to our public relations and marketing consultants; $250,000 for legal and professional fees (including auditing fees); $462,000 for insurance; $180,000 for marketing and advertising expenses; $102,000 for trade shows; $250,000 for travel expenses; $198,000 for office rent and $121,000 for miscellaneous and office expenses.

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

Going Concern

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $4,712,862 as at December 31, 2018 (December 31, 2017: $693,008). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

In its report on our financial statements for the years ended December 31, 2018 and 2017, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ICOX Innovations, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ICOX Innovations, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Haynie & Company

Salt Lake City, Utah

March 26, 2019

We have served as the Company’s auditor since 2018.

ICOx Innovations Inc.

(formerly AppCoin Innovations Inc.)

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
Assets

Current Assets
Cash and cash equivalents	$898,142	$214,993
Accounts receivable, related party	20,000	500,000
Prepaid expenses	82,215	30,000
Prepaid expenses, related party	15,000	35,000
Deferred service costs	874,838	21
Related party loans receivable and related accrued interest	1,280,666	100,752
Total Current Assets	3,170,861	880,766

Investment, related party	37	37
Total Assets	$3,170,898	$880,803

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$239,026	$131,303
Accounts payable and accrued expenses, related party	47,431	51,616
Total Current Liabilities	286,457	182,919

Convertible notes payable	500,325	500,325
Accrued interest on convertible notes	115,518	52,949
Total Liabilities	902,300	736,193

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 21,579,474 and 11,600,000 shares issued and outstanding as at December 31, 2018 and 2017, respectively	21,579	11,600
Additional paid-in-capital	6,959,881	826,018
Accumulated deficit	(4,712,862)	(693,008)
Total Stockholders’ Equity	2,268,598	144,610
Total Liabilities and Stockholders’ Equity	$3,170,898	$880,803

The accompanying notes are an integral part of these consolidated financial statements.

ICOx Innovations Inc.

(formerly AppCoin Innovations Inc.)

Consolidated Statement of Operations

	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenues
Service revenue	$-	$500,000
Total revenues	-	500,000

Operating expenses
General and administrative expense	2,744,527	452,923
Consulting fees, related party	560,000	280,000
Service costs	675,633	199,920
Total operating expenses	3,980,160	932,843

Net loss from operations	(3,980,160)	(432,843)

Other income (expense)
Interest income, related party	30,864	789
Note interest expense	(70,558)	(35,004)
Total other income (expense)	(39,694)	(34,215)

Provision for taxes	-	-

Net loss	$(4,019,854)	$(467,058)

Loss per common share – Basic and diluted	$(0.24)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	17,077,348	6,934,795

The accompanying notes are an integral part of these consolidated financial statements.

ICOx Innovations Inc.

(formerly AppCoin Innovations Inc.)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2018	Year Ended December 31, 2017
Operating activities
Net loss for the year	$(4,019,854)	$(467,058)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	54,544	188,934
Stock-based compensation, related party	181,844	22,500
Changes in operating assets and liabilities
Accounts receivable, related party	480,000	(500,000)
Prepaid expense	(52,215)	(30,000)
Prepaid expense, related party	20,000	(35,000)
Deferred service costs	(874,817)	(21)
Accrued interest receivable, related party	(29,914)	(789)
Accounts payable and accrued expenses	107,723	82,290
Accounts payable and accrued expenses, related party	(4,185)	51,616
Accrued interest on notes payable	62,569	35,004
Net cash (used in) operating activities	(4,074,305)	(652,524)

Investing activities
Repayment of loan issued to related party	100,000	-
Loan issued to related party	(1,250,000)	(100,000)
Net cash (used in) investing activities	(1,150,000)	(100,000)

Financing activities
Proceeds from issuance of convertible notes payable	-	355,000
Proceeds from issuance of loans payable	400,000	-
Repayment of loans payable	(400,000)	-
Proceeds from share issuance	6,161,145	560,000
Less share issue costs	(253,691)	(3,533)
Net cash provided by financing activities	5,907,454	911,467

Net changes in cash and equivalents	683,149	158,943

Cash and equivalents at beginning of the year	214,993	56,050

Cash and equivalents at end of the year	$898,142	$214,993

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$7,989	$-
Cash paid for income taxes	$-	$-

Non-cash share issue costs	$96,519	$-

The accompanying notes are an integral part of these consolidated financial statements.

ICOx Innovations Inc.

(formerly AppCoin Innovations Inc.)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional		Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2016	6,000,000	$6,000	$63,717	$(225,950)	$(156,233)
Share issuance, net of offering costs of $3,533	5,600,000	5,600	550,867	-	556,467
Stock-based compensation	-	-	188,934	-	188,934
Stock-based compensation, related party	-	-	22,500	-	22,500
Net loss for the year	-	-	-	(467,058)	(467,058)
Balance, December 31, 2017	11,600,000	11,600	826,018	(693,008)	144,610
Share issuance, net of offering costs of $350,210	9,979,474	9,979	5,897,475	-	5,907,454
Stock-based compensation	-	-	54,544	-	54,544
Stock-based compensation, related party	-	-	181,844	-	181,844
Net loss for the year	-	-	-	(4,019,854)	(4,019,854)
Balance, December 31, 2018	21,579,474	$21,579	$6,959,881	$(4,712,862)	$2,268,598

The accompanying notes are an integral part of these consolidated financial statements.

ICOx Innovations Inc.

(formerly AppCoin Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

On February 14, 2018, the Company changed its name from “AppCoin Innovations Inc.” to “ICOx Innovations Inc.”

On August 17, 2018, a subsidiary of the Company changed its name from “AppCoin Innovations (USA) Inc.” to “ICOx USA, Inc.”

On November 19, 2018, we incorporated a new Delaware subsidiary, GN Innovations, Inc., to provide blockchain technology opportunities to the sports and entertainment industry by working with large and well-established brands.

On November 28, 2018, we incorporated a new Delaware subsidiary, Cathio, Inc, to provide blockchain technology opportunities to the Catholic community.

Effective December 5, 2018, we effected a name change for our subsidiary from “GN Innovations, Inc.” to “GN1, Inc.”.

Effective February 6, 2019, we effected a name change for our subsidiary from “GN1, Inc.” to “sBetOne, Inc.”.

The Company’s business model is to provide a turnkey set of services for companies to develop and integrate blockchain and cryptocurrency technologies into their business operations. The Company will enable its customers to focus on their core competencies while providing the necessary resources and expertise to execute a strategy that will enable companies to integrate new blockchain plus cryptocurrency technologies into their business operations. The Company will be compensated on a fee-for-services model. The Company may also accept tokens or coins in payment for its services, to the extent permitted under applicable law.

The Company’s services will include strategic planning, project planning, structure development and administration, business plan modeling, technology development support, whitepaper preparation, due diligence reporting, governance planning and management.

Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $4,712,863 and $693,008 as of December 31, 2018 and December 31, 2017, respectively, and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

In order to address the above factors, during the year ended December 31, 2018, the Company completed two private placements of an aggregate of 9,979,474 shares of common stock at an average price of $0.63 per share for aggregate gross proceeds of $6,161,145.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

ICOx Innovations Inc.
(formerly AppCoin Innovations Inc.)
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

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

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2018 and 2017, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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
December 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2018, 2017, and prior. Based on evaluation of the 2018 transactions and events, the Company does not have any material uncertain tax positions that require measurement.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2018 or 2017, and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2018 or 2017.

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

Earnings per Share

The Company computes earnings (loss) per share in accordance with ASC 105, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. At December 31, 2018, common shares from the conversion of debt (12,019,929 shares) (Note 4) and exercise of stock options (1,863,882 shares) (Note 10) have been excluded as their effect is anti-dilutive. At December 31, 2017, common shares from the conversion of debt (10,730,320 shares) and exercise of stock options (733,331 shares) have been excluded as their effect is anti-dilutive.

Stock-Based Compensation

The Company has adopted FASB guidance on stock-based compensation. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The fair value of the options is calculated based off the Black Scholes valuation model (Note 10).

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
December 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

The Company did not hold any digital currency at December 31, 2018 and December 31, 2017.

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
December 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” which was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are in the process of completing our assessment and anticipate that ASU 2016-02 will have a material impact on our consolidated Balance Sheets, as we will record significant asset and liability balances in connection with our leased property. The Company is currently assessing the impact of this pronouncement.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

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

Statement of Cash Flows (ASU 2016-18)

The Company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (ASU 2016-18), effective January 1, 2018. This update clarified that transfers between cash and restricted cash are not reported as cash flow activities in the statements of cash flows. As such, restricted cash amounts are included with cash and cash equivalents in the beginning-of-period and end-of-period total amounts on the statements of cash flows. The Company applied this update retrospectively, which resulted in an adjustment to the beginning-of-period and end-of-period total amounts on the condensed consolidated statement of cash flows for the year ended December 31, 2017 to include restricted cash balances from those periods. The adoption of this update had no material effect on our financial statements.

ICOx Innovations Inc.

(formerly AppCoin Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

3. ACCOUNTS RECEIVABLE

As at December 31, 2018, the Company had outstanding accounts receivable from a related party of $20,000 (2017 - $500,000).

4. NOTES PAYABLE

The Company has convertible notes outstanding as at December 31, 2018 and are as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2020	8%	$73,825	$43,170	$116,995
Note 2(1)	12-30-2016	12-30-2021	8%	50,000	17,600	67,600
Note 3(1)	12-30-2016	12-30-2021	8%	21,500	7,568	29,068
Note 4(1)	03-02-2017	03-02-2022	8%	20,000	6,428	26,428
Note 5(1)	06-08-2017	06-08-2022	8%	10,000	2,731	12,731
Note 6(2)	10-30-2017	10-30-2020	10%	250,000	29,247	279,247
Note 7(2)	10-30-2017	10-30-2020	10%	75,000	8,774	83,774
Total				$500,325	$115,518	$615,843

(1)	The principal of the note, and the interest calculated up to November 30, 2018, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.
(2)	The note may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.

Notes 1 through 5 were initially entered into with an interest rate of 18% per annum. On November 5, 2018, amendment agreements were signed amending the interest rate to 8% per annum effective December 1, 2018. The amendments also state that the interest is payable only in cash on a quarterly basis commencing December 1, 2018 on March 31, June 30, September 30, and December 31 of each year until the Maturity Date or earlier on the date that all amounts owing under this Note are prepaid by the Company. The principal, and the interest calculated until November 30, 2018, may still be converted to shares.

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

ICOx Innovations Inc.

(formerly AppCoin Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

4. NOTES PAYABLE (CONT’D)

Based upon the balances as of December 31, 2018, the convertible notes and the related interest will come due in the following years:

	Principal	Interest	Total
2019	$-	$-	$-
2020	398,825	81,191	480,016
2021	71,500	25,168	96,668
2022	30,000	9,159	39,159
2023	-	-	-
Total	$500,325	$115,518	$615,843

5. LOANS PAYABLE – RELATED PARTY

On March 13, 2018, the Company entered into a loan agreement with Michael Blum, our former Chief Financial Officer, whereby Mr. Blum advanced $100,000 to us. The principal amount of $100,000 was repayable on demand (but no longer than a term of six months) and bore simple interest at a rate of 12% per annum, which was payable upon repayment of the principal amount of $100,000. We were entitled to repay the whole or any portion of the principal amount of $100,000, plus accrued interest on the portion of the principal amount of $100,000 being repaid, at any time. The loan agreement provides that we must, within five days of the release of funds to us from our private placement of subscription receipts that closed in March 2018, repay the principal amount of $100,000 plus accrued interest in full. The loan agreement also provides that if we obtain any indebtedness on terms that are superior to the terms set forth in the loan agreement, then the terms under the loan agreement will be deemed to be amended, as of March 13, 2018, to match such superior terms in a manner and on terms as nearly equivalent as practicable to such superior terms. The loan was repaid on June 1, 2018 with interest of $2,630.

On March 27, 2018, we entered into a loan agreement with Greg Burnett, a member of our Advisory Board, whereby Mr. Burnett advanced $100,000 to us. The principal amount of $100,000 was repayable on demand (but no longer than a term of six months) and bore simple interest at a rate of 12% per annum, which was payable upon repayment of the principal amount of $100,000. We were entitled to repay the whole or any portion of the principal amount of $100,000, plus accrued interest on the portion of the principal amount of $100,000 being repaid, at any time. The loan agreement provides that we must, within five days of the release of funds to us from our private placement of subscription receipts that closed in March 2018, repay the principal amount of $100,000 plus accrued interest in full. The loan agreement also provides that if we obtain any indebtedness on terms that are superior to the terms set forth in the loan agreement, then the terms under the loan agreement will be deemed to be amended, as of March 27, 2018, to match such superior terms in a manner and on terms as nearly equivalent as practicable to such superior terms. The loan was repaid on June 4, 2018 with interest of $2,268.

On April 13, 2018, we entered into a loan agreement with a lender whereby the lender advanced $200,000 to us. The principal amount of $200,000 was repayable on demand (but no longer than a term of six months) and bore simple interest at a rate of 12% per annum, which was payable upon repayment of the principal amount of $200,000. We were entitled to repay the whole or any portion of the principal amount of $200,000, plus accrued interest on the portion of the principal amount of $200,000 being repaid, at any time. The loan was repaid on June 12, 2018 with interest of $3,090.

ICOx Innovations Inc.

(formerly AppCoin Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

6. NOTES RECEIVABLE – RELATED PARTY

On July 9, 2018, we entered into a loan agreement with Ryde whereby we provided to Ryde a loan in the principal amount of $750,000. The principal amount of the loan bears interest at the rate of 2% per annum, provided, however, any amounts not paid when due will immediately commence accruing interest at the default rate of 10% per annum. The principal amount of the loan, any accrued and unpaid interest thereon, and any other amounts owing under the loan maters on the earlier of (i) March 9, 2019 and (ii) the closing by Ryde of a minimum of $3,000,000 in financings, in the aggregate, whether through the sale of KodakCoins, equity or otherwise. Ryde can prepay all outstanding amounts on 10 days’ notice to our company.

As a condition for entering into the loan agreement, Ryde GmbH, a subsidiary of Ryde, provided a corporate guarantee dated July 9, 2018 to our company, pursuant to which Ryde GmbH unconditionally guaranteed and promised to pay our company on demand all amounts that become due from Ryde under the loan agreement with Ryde and any other amounts that we may in the future loan or advance to Ryde.

Also, as a condition for entering into the loan agreement, Ryde entered into the amendment no. 2, dated as of July 9, 2018, to the business service agreement dated December 29, 2017 as amended as of March 15, 2018, with our company. Pursuant to the amendment no. 2, our company and Ryde agreed that each party will be responsible for its respective expenses and agreed not to charge any out of pocket expenses to the other party unless expressly approved by the other party in advance in writing. As of December 31, 2018, interest of $7,192 has been accrued and earned.

On July 27, 2018, we entered into a loan agreement with Ryde whereby we provided to Ryde a loan in the principal amount of $500,000. This loan is unsecured, will mature on the earlier of eight (8) months from the date of issuance or the closing by Ryde of a minimum of $4,250,000 in financings, in the aggregate, whether through the sale of KodakCoins, equity, or otherwise and will bear interest at the rate of 12% interest per annum. However, any amounts not paid when due shall immediately commence accruing interest at the default rate of 18% per annum. As of December 31, 2018, interest of $23,474 has been accrued and earned.

	Effective Date	Maturity Date	Rate	Principal	Interest	Total
Note 1	07-09-2018	03-09-2019	2%	$750,000	$7,192	$757,192
Note 2(1)	07-27-2018	03-27-2019	12%	500,000	23,474	523,474
Total				$1,250,000	$30,666	$1,280,666

(1)	The $500,000 was issued in four tranches and the interest is calculated based on the dates that those tranches were issued.

The Company is in discussions with Ryde to amend the agreements as one of the notes has already matured and the second note is nearing maturity.

7. COMMITMENTS

Starting May 1, 2018, the Company entered into a contract to lease its premises. The contract is effective until February 28, 2020 and is for $16,500 per month.

The following are the future minimum lease payments as at December 31, 2018:

Total
2019	$198,000
2020	33,000
Total	$231,000

ICOx Innovations Inc.

(formerly AppCoin Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

8. RELATED PARTY TRANSACTIONS

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

The Company’s office premises were provided to it at no cost by one of its directors until April 30, 2018. This director did not take any fees for serving as director during the year ended December 31, 2018.

In October 2017, the Company signed an agreement with a company in which the Company’s Chairman is a director, officer, and 30.5% shareholder, to provide strategic management services. The agreement is for a two-year term that will automatically be renewed unless: (i) mutually agreed to by Business Instincts Group Inc. (“BIG”) and us, or (ii) written notice of non-renewal is provided by the non-renewing party to the other at least 90 days prior to the end of the term. The agreement can be terminated by either party, without cause, at any time upon the provision of 90 days written notice to the other party. This agreement committed the Company to pay $35,000 a month and a signing bonus of $100,000 payable as follows: (i) $50,000 upon closing of up to $750,000 of equity financing and (ii) $50,000 payable on signing of the first client agreement which were paid in 2017 and 2018. On June 26, 2018, the agreement was amended to pay $105,000 a month as of June 1, 2018 and pay a bonus of $280,000. $140,000 of the bonus has been paid with the remaining portion to be paid upon signing of two additional clients. As of December 31, 2018, the Company had trade and other payables owing to this related party of $20,458.

Future minimum payments per the agreement are:

2019	$1,050,000
Total	$1,050,000

On December 29, 2017, the Company signed a master service agreement with Ryde, a company in which there is a common director. The agreement was amended on March 15, 2018, pursuant to which the Company changed the scope of services to provide Ryde with the services in connection with Ryde’s development of an image rights management and protection platform (the “Platform”) using blockchain technology, including (i) the business development and technical services, (ii) the business launch services and (iii) the post-business launch support services. The business services agreement with Ryde provides that the fees for the services provided in connection with the development and launch of the Platform (the business development and technical services and business launch services) were deemed earned on the date of execution of the business services agreement. The Company has waived Ryde’s requirement to pay the $250,000 fixed fee in connection with the business development and technical services as a concession. The Company has recognized the business development and technical service fee of $500,000 during the year end December 31, 2017, paid in January by Ryde upon the completion of its first round of pre-ICO fundraising. Also, as a condition for entering into the loan agreement (Note 6), Ryde entered into the amendment no. 2, dated as of July 9, 2018, to the business service agreement dated December 29, 2017 as amended as of March 15, 2018, with our company. Pursuant to the amendment no. 2, the Company and Ryde agreed that each party will be responsible for its respective expenses and agreed not to charge any out of pocket expenses to the other party unless expressly approved by the other party in advance in writing.

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

ICOx Innovations Inc.

(formerly AppCoin Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

8. RELATED PARTY TRANSACTIONS (CONT’D)

In consideration for the 2018-19 Services, Ryde agreed to pay a fixed fee of $1,100,000, which is deemed earned as of October 1, 2018, under the agreement, but not for financial reporting purposes and is not due and payable until Ryde closes on the sale of Simple Agreements for Future Tokens (“SAFTs”), equity, or token financings, joint venture financings, or any of its affiliates, in a minimum aggregate amount of $12,000,000, including closings occurring prior to October 1, 2018. In consideration for the 2020 Monthly Services fees, Ryde agreed to pay a monthly fee of $35,000 at the beginning of each month commencing January 1, 2020. All fees and other amounts paid to the Company with respect to the Company’s services provided prior to the amendment no. 3 have been earned in connection with the prior services and will not be credited against any of the above fees or other amounts due under the amendment no. 3.

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

The amendment no. 3 provides that the business services agreement will continue until December 31, 2020 unless earlier terminated by either party, provided, however, the term of the 2020 Monthly Services will automatically renew for successive one-year periods after December 31, 2020, which renewal term can be terminated by either party with 30 days advanced written notice. The amendment no. 3 also provides that the Company may terminate the business services agreement upon the provision of 30 days written notice to Ryde. Ryde may terminate the business services agreement after December 31, 2019, upon the provision of 30 days written notice to the Company. If the Company or Ryde provides such notice, the Company or Ryde, as applicable, may immediately terminate the business services agreement and the Company will be entitled to no further compensation except for any fees earned prior to the date of the termination and other fees discussed above, which are due regardless of such early termination.

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

The Company’s chairman and one of its directors, Cameron Chell, is a director, officer, and an indirect shareholder of Business Instincts Group Inc. which owns 10% of the common stock of Ryde and he is also a director, officer, and indirect shareholder of Blockchain Merchant Group, Inc. which owns 2.5% of the common stock of Ryde and the Company owns 7.5% of the common stock of Ryde. Mr. Chell is also a director, chairman, and officer of Ryde. Mr. Elliott is a former officer of Ryde. The Company’s Chief Financial Officer, Swapan Kakumanu, is also the Chief Financial Officer of Ryde.

ICOx Innovations Inc.

(formerly AppCoin Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

8. RELATED PARTY TRANSACTIONS (CONT’D)

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. Previously, on October 9, 2017, the Company had signed an agreement with a company owned by Swapan Kakumanu to complete the accounting functions of the Company. As of December 31, 2018, the Company had trade and other payables owing to this related party of $14,000.

9. SHARE CAPITAL

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

In connection with this private placement, the Company agreed with each subscriber who purchased shares to prepare and file a registration statement with respect to 50% of the shares issued with the United States Securities and Exchange Commission within 90 days following the closing of the private placement and agreed to use commercially reasonable efforts to have the registration statement declared effective by the United States Securities and Exchange Commission as soon as possible after filing. These securities were registered under the United States Securities Act of 1933, as amended, effective November 16, 2018.

On November 27, 2018, we completed private placements of an aggregate of 674,950 shares of common stock at a price of $1.00 per share for aggregate gross proceeds of $674,950. In connection with the closing of the private placements, we paid share issue costs of $18,485.

Pursuant to the sponsorship agreement dated October 30, 2018 with Mackie Research Capital Corporation, on December 4, 2018, we issued 30,000 shares of our common stock to Mackie Research Capital Corporation at a deemed price of $0.60 per share, which were payable upon the listing of shares of our common stock on the TSX Venture Exchange in Canada. We issued these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

10. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that our board of directors may grant options to acquire common shares of the Company at not less than 100% of the greater of: (i) the fair market value of the shares underlying the options on the grant date and (ii) the fair market value of the shares underlying the options on the date preceding the grant date at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. As of December 31, 2017, the maximum number of options available for grant was 3,000,000 shares. On January 22, 2018, the maximum number of options available for grant was increased to 3,900,000 shares. As of December 31, 2018, there are 3,400,000 stock options issued (December 31, 2017 – 2,900,000) and 500,000 stock options unissued (December 31, 2017 – 100,000).

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

ICOx Innovations Inc.

(formerly AppCoin Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

10. STOCK-BASED COMPENSATION (CONT’D)

The Company has also granted stock options to non-employees. These stock options were granted to consultants who have provided their services for cash compensation below cost, with the stock options providing additional compensation in lieu of cash.

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

On November 10, 2017, the Company granted a total of 175,000 stock options to its directors and officers. The stock options are exercisable at the exercise price of $0.10 per share for a period of ten years from the date of grant. The stock options are exercisable as follows:

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

December 31, 2018 and 2017

10. STOCK-BASED COMPENSATION (CONT’D)

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

Stock-based compensation expense recognized for the years ended December 31, 2018 and 2017 were $236,388 and $211,434, respectively. Stock options granted are valued at the fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Years Ended December 31,
	2018	2017
Share price	$0.60	$0.10
Exercise price	$0.60-1.00	$0.10
Time to maturity (years)	2-10	10
Risk-free interest rate	2.61%-3.11%	2.28%-2.40%
Expected volatility	50.48%-192.68%	191.12%-191.75%
Dividend per share	$0.00	$0.00
Forfeiture rate	Nil	Nil

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2016	-	-	-	-
Granted	2,900,000	0.10	0.10	8.8
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding, December 31, 2017	2,900,000	0.10	0.10	8.8
Granted	500,000	0.55	0.64	8.5
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding, December 31, 2018	3,400,000	0.17	0.18	8.8
Options exercisable, December 31, 2018	1,863,882	0.13	0.15	8.6

ICOx Innovations Inc.

(formerly AppCoin Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

11. INCOME TAXES

For the fiscal years 2018 and 2017, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2018 and 2017, the Company had net operating loss carry forwards of approximately $4,712,862 and $693,008, respectively. The carry forwards expire through the year 2037. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Tax Cuts and Jobs Act was enacted on December 22, 2017 which reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. We used 21% as an effective rate. The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes (2017 – 21%)), as follows:

	For the years ended December 31,
	2018	2017
Net operating loss before taxes	$(4,019,854)	$(467,058)
Federal income tax rate	21%	21%
Tax expense (benefit) at the statutory rate	(844,169)	(98,082)
Non-deductible items
Tax effect of stock-based compensation (non-qualifying options)	49,641	44,401
Change in valuation allowance	794,528	53,681
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities. The tax effect of significant components of the Company’s deferred tax assets at December 31, 2018 and 2017, respectively, are as follows:

	2018	2017
Deferred tax asset:
Net operating loss carry forwards	$940,060	$101,110
Total gross deferred tax assets	940,060	101,110
Less: Deferred tax asset valuation allowance	(940,060)	(101,110)
Total net deferred tax assets	$-	$-

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

December 31, 2018 and 2017

12. FINANCIAL INSTRUMENTS

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

A three-tier fair value hierarchy is established as a base for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

●	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2: Observable inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3: unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participants assumptions that are reasonably available.

o	Investment in related party

	As of December 31,
	2018	2017
Investment in related party	$37	$37

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

13. SUBSEQUENT EVENTS

On January 8, 2019, the holder of our $75,000 convertible note exercised their option to convert. Per the agreement, 750,000 shares were issued at a conversion rate of $0.10 per share. The accrued interest will be paid in cash.

On January 29, 2019, the Company announced FreedomCoin, a new regulatory compliant corporate currency. FreedomCoin will allow the users of GunBroker.com, the world’s largest online marketplace for hunting, outdoor sports, and firearm products with over 4.7 million customers and $600,000,000 in yearly transactions, the ability to pay for purchases using an easy to use digital wallet. GunBroker.com users can purchase FreedomCoins with U.S. dollars and store them in a personal, secure blockchain wallet until needed. Buyers and sellers can choose to accept and use FreedomCoins for transactions leveraging blockchain technology to replace the need for other costly and time-consuming payment options.

ICOx through its subsidiary ICOx USA, Inc. has been contracted by FreedomCoin, LLC, to design and build the FreedomCoin for use by the GunBroker.com Network. The FredomCoin is a stable coin pegged to the U.S. dollar. Users can buy FreedomCoins with U.S. dollars and store them in personal, secure blockchain wallet until needed. Users can quickly convert funds though an easy-to-use app. The platform provides simple, trusted transactions and is designed to meet the demands of the current regulatory environment through KYC (know your client) and AML (anti-money laundering) compliance and money transmitter licensing.

ICOx USA, Inc. will charge up to $2,000,000 for the design and development of the FreedomCoin. In addition, the parties agreed that FreedomCoin, LLC will issue warrants to ICOx USA, Inc. allowing it to acquire up to 20% of ownership of FreedomCoin, LLC for total consideration of US$1, which warrants may be exercised by ICOx USA at any time in the future.

ICOx Innovations Inc.

(formerly AppCoin Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

13. SUBSEQUENT EVENTS (CONT’D)

On February 1, 2019, we, through our wholly-owned subsidiary, ICOx USA, Inc. (“ICOx USA”), entered into a master services agreement dated effective January 21, 2019 with FreedomCoin, LLC to develop a stable coin cryptocurrency named FreedomCoin to be used as a currency for purchasing goods and services.

In addition, the parties agreed that FreedomCoin, LLC will initially have a board of five directors or managers, as applicable, three of which will be appointed by FreedomCoin, LLC and two of which will be appointed by ICOx USA. In addition, the parties agreed that FreedomCoin, LLC will issue warrants to ICOx USA allowing it to acquire up to 20% of ownership of FreedomCoin, LLC for total consideration of US$1, which warrants may be exercised by ICOx USA at any time in the future.

Either ICOx USA or FreedomCoin, LLC may terminate the master services agreement or any statement of work to be negotiated by the parties upon the provision of 30 days written notice to the other party, upon receipt of which, the non-terminating party may elect to immediately terminate the master services agreement or applicable statement of work. Upon such termination, ICOx USA will be entitled to no further compensation except for (i) any fees earned and out-of-pocket expenses incurred prior to the termination and (ii) any other amounts or consideration as set forth in any statement of work which are to be paid upon or regardless of such termination.

On November 19, 2018, we incorporated a fully owned subsidiary sBetOne Inc. (“sBetOne”). sBetOne’s goal is to provide blockchain technology opportunities to the sports and entertainment industry by working with large and well established brands. During February 2019, sBetOne initiated a private placement offering (“Financing”) to issue Convertible Promissory Notes (“Notes”) The terms of the Notes are as follows – 1) 15% simple interest per annum, 2) up to $1.5 million of Financing 3) Closing – in one or more closings 4) Principle and interest payable in 18 months 5) Conversion – If sBetOne issues equity securities in a transaction or series of transactions resulting in aggregate gross proceeds of $2.5 million including the conversion of the Notes and any other indebtedness (a “Qualified Financing”), then the Notes and any accrued but unpaid interest thereon, will automatically convert into the equity securities issued in such financings, at a conversion price equal to 70% of the lowest per share price paid by the purchasers of such equity securities in such financings for the first $0.5 million Notes issued and to 75% of the lowest per share price for Notes issued over the first $0.5 million. To date sBetOne has received $325,000 through this Financing.

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

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2018.

Management’s Annual Report on Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting. Our principal executive officer and our principal financial officer have assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report on Form 10-K based on the criteria for effective internal control described Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission 2013. Based on this assessment, our principal executive officer and our principal financial officer have concluded our internal control over the financial reporting is not effective due to the following material weaknesses, which existed as of December 31, 2018:

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

Changes in Internal Control over Financial Reporting during the Fourth Quarter of 2018

Except as disclosed below, during the fourth quarter ended December 31, 2018, there were no changes to our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

On December 4, 2018, we appointed Swapan Kakumanu as our chief financial officer in connection with our application to list our common stock on the TSX Venture Exchange. In order to accommodate the appointment of Swapan Kakumanu as our chief financial officer, we removed Michael Blum as our chief financial officer on December 4, 2018. On the same date, we appointed Michael Blum as our chief operating officer.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Bruce Elliott	President	55	October 15, 2017
Michael Blum	Chief Operating Officer, Secretary, Treasurer and Director	42	October 9, 2017
Swapan Kakumanu	Chief Financial Officer	49	December 4, 2018
Cameron Chell	Chairman and Director	50	August 21, 2017
James P. Geiskopf	Lead Director	59	August 28, 2014
Edmund C. Moy	Director	61	February 9, 2018
James M. Carter	Director	73	May 17, 2018
Alphonso Jackson	Director	73	June 22, 2018

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Bruce Elliott

On October 15, 2017, Bruce Elliott was appointed as the president of our company. From April 2012 to October 2017, Mr. Elliott served as director of Boston Limited, Isle of Man, a regulated fiduciary and corporate service provider. From January 2013 to October 2017, Mr. Elliott served as director of Boston Ventures Limited, Isle of Man. From December 2017 to February 2018, Mr. Elliott served as the chief marketing officer of Ryde.

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

Michael Blum

On October 9, 2017, Michael Blum was appointed as the chief financial officer, secretary, treasurer and a director of our company. On December 4, 2018, we removed Michael Blum as our chief financial officer in order to accommodate the appointment of Swapan Kakumanu as our chief financial officer in connection with our application to list our common stock on the TSX Venture Exchange.

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

Swapan Kakumanu

On December 4, 2018, Swapan Kakumanu was appointed as the chief financial officer of our company. Mr. Kakumanu had been the controller of our company since October 2017.

Mr. Kakumanu has been a partner, controller and chief financial officer for Red to Black Inc., a financial services firm offering chief financial officer, controller and strategic consulting services to both public and private companies, since November 2012. Mr. Kakumanu has been the chief financial officer of RYDE Holding Inc. since October 2018, the chief financial officer and a director of BLOCKStrain Technology Corp. since September 2018, and the chief financial officer of Pounce Technologies Inc. since July 2016. Mr. Kakumanu was also the chief financial officer of Intercept Energy Services Inc. from June 2014 to September 2018, the chief financial officer of Vogogo Inc. from August 2017 to April 2018, the controller of Vogogo Inc. from November 2013 to April 2018, the chief financial officer of Oral4D Systems Inc. from February 2015 to April 2017, the chief financial officer of Decisive Farming Corp. from December 2014 to November 2016 and the chief financial officer of Silver Gold Bull Inc. from March 2013 to December 2013.

Mr. Kakumanu has over 20 years of senior finance and operations experience. He has served at the executive levels in both public and private companies including senior roles as president, chief executive officer, chief financial officer and company secretary, as well as director roles on boards. Mr. Kakumanu has extensive experience in public company reporting, investor relations, ERP implementations, mergers and acquisitions, internal controls and general overall financial, strategic and operations management. His diverse industry experience spans commercializing technologies and launching software solutions, blockchain, manufacturing, distribution, oilfield services, healthcare technologies and multi-jurisdictional operations. He holds CPA.CGA, ACA (Chartered Accountant, India) and ACMA (Certified Management Accountant, India) designations.

Cameron Chell

On August 21, 2017, Cameron Chell was appointed as the president and chief executive officer and a director of our company. On October 15, 2017, Mr. Chell resigned as our president and chief executive officer in order to accommodate the appointment of Bruce Elliott as our president. On the same day, Mr. Chell was appointed as the non-executive chairman.

Mr. Chell has been the CEO of Business Instincts Group Inc. since November 2009. Business Instincts Group is a venture creation accelerator and services firm whose focus is building high-tech startups. The companies that Business Instincts Group has helped build include Draganfly, RaptorRig, ColdBore, UrtheCast, the first commercial video platform on the International Space Station and Slyce, the visual purchasing engine. As well, Mr. Chell has founded several startups including Futurelink, the original cloud computing company. Mr. Chell is currently involved with creating and sourcing new projects, and overseeing corporate development for Business Instincts Group. Business Instincts Group’s venture creation process involves management services that integrate a proprietary strategic planning process (The RIPKIT) into organizations fostering strategic growth, valuation appreciation, liquidity, and management accountability. In this regard Mr Chell’s primary responsibility is to provide project and strategic management facilitation while working with his co-founders, executives, and investors to determine what is most important and specifically how to get it done. Mr. Chell has also been a director and secretary of Ryde from December 2017 and chairman of Ryde from February 2018.

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

Mr. Geiskopf currently serves on the board of directors of Verb Technology Company, Inc., formerly nFusz, Inc. (since May 7, 2014), a company having shares of common stock registered under the Securities Exchange Act of 1934. He served as a director of Electronic Cigarettes International Group, Ltd. from June 2013 to March 2017. He was the president, secretary, treasurer and a director of Searchbyheadlines.com (now Naked Brand Group Inc.) from December 22, 2011 to July 30, 2012, and the president and director of The Resource Group from 2007 to 2009. From 1986 to 2007, he served as the president and chief executive officer of Budget Rent-a-Car of Fairfield, California. Mr. Geiskopf also served on the board of directors of Suisun Valley Bank from 1986 to 1993 and on the board of directors of Napa Valley Bancorp. from 1991 to 1993.

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

James M. Carter

On May 17, 2018, we appointed James M. Carter as a director of our company.

Mr. Carter is a Chartered Professional Accountant with over 45 years’ experience in both the private and public business sectors, and was Vice President of MFC Bancorp Ltd., an NYSE listed company focused on merchant banking activities from January 1998 to February 2017. He specialized in conducting corporate evaluations, due diligence reviews, analysis and related negotiations for corporate acquisitions, as well as designing, negotiating, managing and implementing corporate and debt restructurings and risk management programs.

He was based in Europe from 1998 to 2005, and has extensive domestic and international experience encompassing both North American and European capital markets with particular expertise gained in emerging markets and the natural resources sector.

Mr. Carter currently services on the board of directors of Aloro Mining Corp. (since April 2, 2018). During his career, he has served as an officer and director of a number of private and publicly traded companies in various industries in both North America and Europe.

We believe that Mr. Carter is qualified to serve on our board of directors because of his extensive business management and financial expertise derived from his past occupation and his past and current board participation.

Alphonso Jackson

On June 22, 2018, we appointed Alphonso Jackson as a director of our company. Mr. Jackson has been a member of our advisory board since June 7, 2018.

Mr. Jackson is the chief executive officer of A.R. Jackson Advisors, LLC since June 2017. Mr. Jackson has decades of experience in housing and community development. His expertise includes development of affordable and market rate housing, handling complex urban development issues and housing finance.

Mr. Jackson worked for First Data Corporation as its Senior Advisor from January 2015 to June 2017. Based out of the Washington, DC office, his primary focus was to strengthen First Data Corporation’s relationships with government entities, public policy initiatives, and maximizing business opportunities in the sector. In addition, Mr. Jackson helped expand and support First Data Corporation’s many diversity efforts.

From May 2012 to July 2014, Mr. Jackson served as Vice Chairman of Consumer & Community Banking at JP Morgan Chase in New York City. From August 2008 to May 2012, he served as the distinguished university professor and Director of the Center for Public Policy and Leadership at Hampton University in Hampton, Virginia.

Mr. Jackson was appointed the 13th Secretary of the US Department of Housing and Urban Development in March 2004. Nominated by President George W. Bush, he was unanimously confirmed by the United States Senate. Mr. Jackson served as the Secretary until April 2008.

Mr. Jackson holds a Bachelor of Arts degree in political science and a Master’s in education administration from Truman State University. He also received a Juris Doctor degree from Washington University School of Law in St. Louis, Missouri.

We believe that Mr. Jackson is qualified to serve on our board of directors because of his extensive business experience derived from his current and past occupation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended December 31, 2018 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
James P. Geiskopf	Nil	1	1
Edmund C. Moy	Nil	2	1

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

Audit Committee

We have an audit committee consisting of Michael Blum, James M. Carter, James P. Geiskopf, and Edmund C. Moy. Our audit committee assists our board of directors in fulfilling its responsibility to our stockholders relating to corporate accounting matters, the financial reporting practices of our company, and the quality and integrity of the financial reports of our company.

Audit Committee Financial Expert

Our board of directors has determined that James M. Carter, a member of our audit committee, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K issued by the Securities and Exchange Commission, and is “independent” as the term is used by NASDAQ Marketplace Rule 5605(a)(2).

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2018;
(b)	each of two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2018; and
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2018,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company for the years ended December 31, 2018 and 2017 are set out in the following summary compensation table:

Summary Compensation Table – Years Ended December 31, 2018 and 2017

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Bruce Elliott	2018	170,000	-	-	8,594		-	-	-	178,594
President(1)	2017	27,500	7,500	-	8,776	(7)	-	-	-	43,776
Michael Blum Chief Operating Officer, Secretary, Treasurer	2018	121,806	-	-	17,187		-	-	-	138,993
and Director(2)	2017	27,500	25,000	-	17,553	(4)	-	-	-	70,053
Swapan Kakumanu Chief Financial	2018	4,516	-	-	27,619		-	-	-	32,135
Officer(3)	2017	N/A	-	-	10,000		-	-	-	10,000

Notes:

(1)	On October 15, 2017, Mr. Elliott was appointed as the president of our company.

(2)	On October 9, 2017, Mr. Blum was appointed as the chief financial officer, secretary, treasurer and a director of our company. On December 4, 2018, Mr. Blum resigned as our chief financial officer in order to accommodate the appointment of Swapan Kakumanu as our chief financial officer. On the same day, Mr. Blum was appointed as chief operating officer.

(3)	On December 4, 2018, Mr. Kakumanu was appointed as the chief financial officer of our company.

(4)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. See Note 7 of our annual financial statements for the years ended December 31, 2018 and 2017 for a description of the assumptions made in the valuation of these stock options.

Narrative Disclosure to Summary Compensation Table

In connection with the appointment of Bruce Elliott as president, we have entered into an independent consultant agreement dated October 15, 2017 with Bruce Elliott whereby we agreed to pay Mr. Elliott a signing bonus of $7,500, payable within 30 days, and a consulting fee in the amount of $10,000 per month, which was increased to $12,000 per month commencing on February 1, 2018 with the approval of our board of directors. On June 1, 2018, his consulting fee increased to $16,000 per month with the approval of our board of directors. Subject to compliance with all applicable securities laws, we also agreed to grant to Mr. Elliott 200,000 stock options within 60 days at a price of $0.10 per share, which stock options become exercisable as follows: (i) 1/3 upon the date of grant; (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date. The agreement continues for twelve months terms which will automatically be renewed unless we provide 90 days prior written notice of our intention to not renew the agreement. The agreement may be terminated by (i) Mr. Elliott by providing at least 90 days advance notice in writing, (ii) us by giving at least 90 days advance notice in writing, or (iii) us without notice in the event that Mr. Elliott: (a) breaches any term of the agreement, (b) neglects the services or any other duty to be performed under the agreement, (c) engages in any conduct which is dishonest, or damages our reputation or standing, (d) is convicted of any criminal act, (e) engages in any act of moral turpitude, (f) files a voluntary petition in bankruptcy, or (g) is adjudicated as bankrupt or insolvent. Mr. Elliott has also agreed for the term of the agreement not to compete with us in the business of providing services for blockchain initial coin offerings. During the term of the agreement and for a period of one year immediately following the termination or expiration of the agreement, Mr. Elliott has agreed not to solicit or induce any customer, prospective customer, supplier, sales personnel, employee or independent contractor involved with us to terminate or breach any employment, contractual or other relationship with us, or to otherwise discontinue or alter such third party’s relationship with us.

In connection with the appointment of Michael Blum as chief financial officer, we have entered into an independent consultant agreement dated October 9, 2017 with Michael Blum whereby we agreed to pay Mr. Blum a signing bonus of $25,000, payable within 30 days, and a consulting fee in the amount of $10,000 per month. Subject to compliance with all applicable securities laws, we also agreed to grant to Mr. Blum stock options in an amount to be determined by our board of directors. The agreement continues for twelve months terms which will automatically be renewed unless we provide 30 days prior written notice of our intention to not renew the agreement. The agreement may be terminated by (i) Mr. Blum by providing at least 30 days advance notice in writing, (ii) us by giving at least 30 days advance notice in writing, or (iii) us without notice in the event that Mr. Blum: (a) breaches any term of the agreement, (b) neglects the services or any other duty to be performed under the agreement, (c) engages in any conduct which is dishonest, or damages our reputation or standing, (d) is convicted of any criminal act, (e) engages in any act of moral turpitude, (f) files a voluntary petition in bankruptcy, or (g) is adjudicated as bankrupt or insolvent. Mr. Blum has also agreed for the term of the agreement not to compete with us in the business of providing services for blockchain initial coin offerings. During the term of the agreement and for a period of one year immediately following the termination or expiration of the agreement, Mr. Blum has agreed not to solicit or induce any customer, prospective customer, supplier, sales personnel, employee or independent contractor involved with us to terminate or breach any employment, contractual or other relationship with us, or to otherwise discontinue or alter such third party’s relationship with us. On December 4, 2018, we removed Michael Blum as our chief financial officer in order to accommodate the appointment of Swapan Kakumanu as our chief financial officer in connection with our application to list our common stock on the TSX Venture Exchange. In connection with the appointment of Michael Blum as chief operating officer, on December 4, 2018, we have entered into an amendment to the independent consultant agreement dated October 9, 2017 with Mr. Blum whereby the parties (i) modified the services to be provided by Mr. Blum to reflect his new position with our company as chief operating officer and (ii) increased his consulting fee to $12,000 per month commencing December 4, 2018.

Since October 1, 2017, we have paid Red to Black Inc., a company controlled by Swapan Kakumanu $4,000 per month which was amended to $10,000 per month from February 1, 2018 for providing accounting and controller services. On December 4, 2018, we removed Michael Blum as our chief financial officer in order to accommodate the appointment of Swapan Kakumanu as our chief financial officer in connection with our application to list our common stock on the TSX Venture Exchange. In connection with the appointment of Swapan Kakumanu as chief financial officer, we have entered into an independent consultant agreement dated December 4, 2018 with Swapan Kakumanu whereby we agreed to pay a consulting fee of $5,000 per month. The agreement continues for a twelve month term, which will automatically be renewed unless we provide 30 days prior written notice of our intention to not renew the agreement. The agreement may be terminated by (i) Mr. Kakumanu by providing at least 30 days advance notice in writing, (ii) us by giving at least 30 days advance notice in writing, or (iii) us without notice in the event that Mr. Kakumanu: (a) breaches any term of the agreement, (b) neglects the services or any other duty to be performed under the agreement, (c) engages in any conduct which is dishonest or damages our reputation or standing, (d) is convicted of any criminal act, (e) engages in any act of moral turpitude, (f) files a voluntary petition in bankruptcy, or (g) is adjudicated as bankrupt or insolvent. Mr. Kakumanu has also agreed, for the term of the agreement, not to compete with us in the business of providing services for blockchain initial coin offerings. During the term of the agreement, and for a period of one year immediately following the termination or expiration of the agreement, Mr. Kakumanu has agreed not to solicit or induce any customer, prospective customer, supplier, sales personnel, employee, or independent contractor involved with us to terminate or breach any employment, contractual or other relationship with us, or to otherwise discontinue or alter such third party’s relationship with us.

On October 15, 2017, as amended on January 22, 2018 and November 22, 2018, our board of directors adopted and approved the 2017 Equity Incentive Plan. The purpose of the plan is to (a) enable us and any of our affiliates to attract and retain the types of employees, consultants and directors who will contribute to our long range success; (b) provide incentives that align the interests of employees, consultants and directors with those of our stockholders; and (c) promote the success of our business. On November 22, 2018, our board of directors amended our 2017 Equity Incentive Plan in connection with our application to list our common stock on the TSX Venture Exchange. The plan was amended to provide that a total of 4,174,904 shares of our common stock will be available for the grant of stock options and no shares will be available for the grant of non-stock option awards;

Effective October 15, 2017, we granted a total of 1,400,000 stock options to our directors and officers (200,000 stock options to Bruce Elliott, 400,000 stock options to Michael Blum, 400,000 stock options to Cameron Chell and 400,000 stock options to James P. Geiskopf). The stock options are exercisable at the exercise price of $0.10 per share for a period of ten years from the date of grant. The stock options become exercisable as follows: (i) 1/3 upon the date of grant; (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date. The grant also included 100,000 stock options to Swapan Kakumanu. These stock options become exercisable as follows: (i) 1/3 on the first anniversary date; (ii) 1/3 on the second anniversary date and (iii) 1/3 on the third anniversary date.

Effective October 15, 2017, we granted 100,000 stock options to Red to Black Inc., a company controlled by Swapan Kakumanu. The stock options are exercisable at the exercise price of $0.10 per share for a period of ten years from the date of grant. The stock options become exercisable as follows: (i) 1/3 on the first anniversary of the grant date; (ii) 1/3 on the second anniversary of the grant date and (iii) 1/3 on the third anniversary of the grant date.

Effective June 8, 2018, we granted 75,000 stock options to Red to Black Inc. The stock options are exercisable at the exercise price of $0.60 per share for a period of ten years from the date of grant. The stock options become exercisable as follows: (i) 1/3 on the first anniversary of the grant date; (ii) 1/3 on the second anniversary of the grant date and (iii) 1/3 on the third anniversary of the grant date.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2018:

	Option awards							Stock awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Bruce Elliott	133,333	(1)	66,667	(1)	-	0.10	October 15, 2027	-	-	-	-
Michael Blum	266,666	(1)	133,334	(1)	-	0.10	October 15, 2027	-	-	-	-
Swapan Kakumanu	33,333	(2) (4)	66,667	(2) (4)	-	0.10	October 15, 2027	-	-	-	-
Swapan Kakumanu	25,000	(3) (4)	50,000	(3) (4)	-	0.60	June 8, 2028	-	-	-	-

Notes:

(1)	The stock options become exercisable as follows: (i) 1/3 upon the date of grant (October 15, 2017); (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date.

(2)	The stock options become exercisable as follows: (i) 1/3 on the first anniversary date of grant (October 15, 2018); (ii) 1/3 on the second anniversary date and (iii) 1/3 on the third anniversary date.

(3)	The stock options become exercisable as follows: (i) 1/3 upon the date of grant (June 8, 2018); (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date.

(4)	These stock options are held by Red to Black Inc., a company controlled by Swapan Kakumanu

Compensation of Directors

During the year ended December 31, 2018, compensation to directors who were not our named executive officers is set out in the director compensation table below:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Cameron Chell(1)	-	-	17,187	(7)	-	-	-	17,187	(2)
James P. Geiskopf(3)	120,000	-	17,187	(7)	-	-	-	137,187
Edmund C. Moy(4)	44,495	-	46,556	(7)	-	-	-	91,051
James M. Carter(5)	31,183	-	32,591	(7)	-	-	-	63,774
Alphonso Jackson(6)	28,333	-	36,882	(7)	-	-	-	65,215

(1)	On August 21, 2017, Mr. Chell was appointed as the president and chief executive officer and a director of our company. On October 15, 2017, Mr. Chell resigned as our president and chief executive officer in order to accommodate the appointment of Bruce Elliott as our president. On the same day, Mr. Chell was appointed as the non-executive chairman.

(2)	Does not include the fees and stock options received by Business Instincts Group Inc. On October 18, 2017, we entered into a business services agreement with Business Instincts Group Inc., a company of which Mr. Chell is a director, officer and indirect shareholder. The fees and stock options received by Business Instincts Group Inc. are compensation for the services provided by that company as a whole and we did not compensate Mr. Chell separately for these services. See Business – Recent Developments for additional information.

(3)	Effective August 28, 2014, Mr. Geiskopf was appointed as president, secretary, treasury and director of our company. On August 21, 2017, Mr. Geiskopf resigned as our president. On October 9, 2017, Mr. Geiskopf resigned as our secretary and treasurer.

(4)	On February 9, 2018, Mr. Moy was appointed as a director of our company.

(5)	On May 17, 2018, Mr. Carter was appointed as a director of our company.

(6)	On June 22, 2018, Mr. Jackson was appointed as a director of our company.

(7)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. See Note 7 of our annual financial statements for the years ended December 31, 2018 and 2017 for a description of the assumptions made in the valuation of these stock options.

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

In connection with the appointment of James Carter as a director on May 17, 2018, we entered into an offer letter dated May 17, 2018 with Mr. Carter, pursuant to which, among other things, we agreed to pay Mr. Carter $50,000 in annual cash compensation and grant 100,000 stock options. Effective May 17, 2018, we granted to Mr. Carter 100,000 stock options, which are exercisable at an exercise price of $0.60 per share until May 17, 2028. The stock options become exercisable monthly over 36 months as follows: 1/36 of the stock options vesting each month commencing on May 17, 2018.

In connection with the appointment of Alphonso Jackson as a director on June 22, 2018, we entered into an offer letter dated June 22, 2018 with Mr. Jackson, pursuant to which, among other things, we agreed to pay Mr. Jackson $50,000 in annual cash compensation and grant 100,000 stock options, which stock options were previously granted on June 7, 2018 in connection with his appointment as a member of our advisory board. The stock options are exercisable at the exercise price of $0.60 per share until June 7, 2028. The stock options become exercisable as follows: (i) 1/3 on the grant date, (ii) 1/3 on the first anniversary of the grant date and (iii) 1/3 on the second anniversary of the grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 26, 2019, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our directors, our named executive officers and by our executive officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)(2)
Bruce Elliott 6 Kermode Road, Crosby, Isle of Man 1M4 4BZ	Common Stock	133,333	(3)	*
Michael Blum 2212 Glenbrook Way, Las Vegas, NV 89117	Common Stock	516,666	(4)	2.37%
Swapan Kakumanu 193 Simcoe Circle SW, Calgary, AB T3H 4S3	Common Stock	108,333	(5)	*
Cameron Chell 561 Indiana Court, Venice Beach, CA 90291	Common Stock	2,516,666	(6)	11.52%
James P. Geiskopf 3250 Oakland Hills Court, Fairfield, CA 94534	Common Stock	1,766,666	(7)	8.09%
Edmund C. Moy 4251 Campbell Avenue, Suite 313, Arlington, VA 22206	Common Stock	66,666	(8)	*
James M. Carter 12532 23rd Ave, Surrey, BC V4A 2C4, Canada	Common Stock	36,111	(9)	*
Alphonso Jackson 1411 Key Blvd, Unit 601, Arlington, VA 22209	Common Stock	33,333	(10)	*
All executive officers and directors as a group (8 persons)	Common Stock	5,177,774		22.80%

Notes

* Less than 1%.

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Percentage of ownership is based on 21,579,474 shares of our common stock issued and outstanding as of March 26, 2019.

(3)	Comprised of 133,333 options to purchase shares of our common stock exercisable within 60 days.

(4)	Includes 266,666 options to purchase shares of our common stock exercisable within 60 days.

(5)	Includes 58,333 options to purchase shares of our common stock exercisable within 60 days, held by Red to Black Inc., a company controlled by Mr. Kakumanu.

(6)	Comprised of 50,000 shares of our common stock held directly, 2,000,000 shares of our common stock held indirectly through Blockchain Fund GP Inc., 200,000 shares of our common stock held indirectly through 1373024 Alberta Inc. and 266,666 options to purchase shares of our common stock exercisable within 60 days, held by Mr. Chell. Mr. Chell has the sole power to vote or direct the vote, and to dispose or direct the disposition of the shares of our common stock held by Blockchain Fund GP Inc. and 1373024 Alberta Inc.

(7)	Includes 266,666 options to purchase shares of our common stock exercisable within 60 days.

(8)	Includes 66,666 options to purchase shares of our common stock exercisable within 60 days.

(9)	Includes 36,111 options to purchase shares of our common stock exercisable within 60 days.

(10)	Includes 33,333 options to purchase shares of our common stock exercisable within 60 days.

Changes in Control

We are unaware of any arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since January 1, 2017, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds $20,258.50, being the lesser of $120,000 or one percent of the average of its total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

On October 30, 2017, we issued 250,000 shares of our common stock to Michael Blum, chief operating officer and director of our company, at a price of $0.10 per share for gross proceeds of $25,000.

On October 18, 2017, we entered into a business services agreement with Business Instincts Group Inc., on November 20, 2017, we entered into a loan agreement with RYDE Holding Inc. (“Ryde”), formerly WENN Digital Inc., and, on December 29, 2017, as amended as of March 15, 2018, July 9, 2018, and October 29, 2018, we entered into a business services agreement with Ryde. Our chairman and director, Cameron Chell, is a director, officer and an indirect shareholder of Business Instincts Group Inc. which owns 10% of the common stock of Ryde and he is also a director, officer and indirect shareholder of Blockchain Merchant Group, Inc. which owns 2.5% of the common stock of Ryde. Mr. Chell has also been a director and secretary of Ryde from December 2017 and chairman of Ryde from February 2018. From December 2017 to February 2018, our president, Bruce Elliott, served as the chief marketing officer of Ryde. Our chief financial officer, Swapan Kakumanu has also been the chief financial officer of Ryde from October 2018. See Business – Recent Developments for additional information.

Effective October 15, 2017, we granted 225,000 stock options to Business Instincts Group Inc., a company of which Cameron Chell is a director, officer and indirect shareholder. The stock options are exercisable at the exercise price of $0.10 per share for a period of ten years from the date of grant. The stock options become exercisable as follows: (i) 1/3 upon the first anniversary date of the date of grant; (ii) 1/3 on the second anniversary date and (iii) 1/3 on the third anniversary date.

On March 13, 2018, we entered into a loan agreement with Michael Blum whereby Mr. Blum advanced $100,000 to us. The principal amount of $100,000 was repayable on demand (but no longer than a term of six month) and bore simple interest at a rate of 12% per annum, which was payable upon repayment of the principal amount of $100,000. We were entitled to prepay the whole or any portion of the principal amount of $100,000, plus accrued interest on the portion of the principal amount of $100,000 being prepaid, at any time. The loan agreement provided that we must, within five days of the release of funds to us from our private placement of subscription receipts that closed in March 2018, repay the principal amount of $100,000 plus accrued interest in full. The loan agreement also provided that if we obtain any indebtedness on terms that are superior to the terms set forth in the loan agreement, then the terms under the loan agreement will be deemed to be amended, as of March 13, 2018, to match such superior terms in a manner and on terms as nearly equivalent as practicable to such superior terms. The loan was repaid on June 1, 2018 with interest of $2,630.

On July 9, 2018, we entered into a loan agreement with Ryde whereby we provided to Ryde a loan in the principal amount of $750,000. The principal amount of the loan bears interest at the rate of 2% per annum, provided, however, any amounts not paid when due will immediately commence accruing interest at the default rate of 10% per annum. The principal amount of the loan, any accrued and unpaid interest thereon, and any other amounts owing under the loan maters on the earlier of (i) March 9, 2019 and (ii) the closing by Ryde of a minimum of $3,000,000 in financings, in the aggregate, whether through the sale of KodakCoins, equity or otherwise. Ryde can prepay all outstanding amounts on 10 days’ notice to our company.

As a condition for entering into the loan agreement, Ryde GmbH, a subsidiary of Ryde, provided a corporate guarantee dated July 9, 2018 to our company, pursuant to which Ryde GmbH unconditionally guaranteed and promised to pay our company on demand all amounts that become due from Ryde under the loan agreement with Ryde and any other amounts that we may in the future loan or advance to Ryde.

Also, as a condition for entering into the loan agreement, Ryde entered into the amendment no. 2, dated as of July 9, 2018, to the business service agreement dated December 29, 2017 as amended as of March 15, 2018, with our company. Pursuant to the amendment no. 2, our company and Ryde agreed that each party will be responsible for its respective expenses and agreed not to charge any out of pocket expenses to the other party unless expressly approved by the other party in advance in writing. As of December 31, 2018, interest of $7,192 has been accrued and earned.

On July 27, 2018, we entered into a loan agreement with Ryde whereby we provided to Ryde a loan in the principal amount of $500,000. This loan is unsecured, will mature on the earlier of eight (8) months from the date of issuance or the closing by Ryde of a minimum of $4,250,000 in financings, in the aggregate, whether through the sale of KodakCoins, equity, or otherwise and will bear interest at the rate of 12% interest per annum. However, any amounts not paid when due shall immediately commence accruing interest at the default rate of 18% per annum. As of December 31, 2018, interest of $23,474 has been accrued and earned.

The Company is in discussions with Ryde to amend the agreements as one of the notes has already matured and the second note is nearing maturity.

On November 27, 2018, we issued 200,000 shares of our common stock to 1373024 Alberta Inc., a company wholly-owned by Cameron Chell, our chairman and director, at a price of $1.00 per share for aggregate gross proceeds of $200,000.

Effective May 1, 2018, we entered into a facility services agreement with Business Instincts Group Inc., a company of which Cameron Chell is a director, officer and indirect shareholder, whereby we agreed to pay Business Instincts Group Inc. a basic monthly rent of $16,500 for the complete occupancy term commencing May 1, 2018 until February 28, 2020 to use the premises located at 4101 Redwood Ave, Building F. Los Angeles, California 90066 for general office purposes.

Compensation for Executive Officers and Directors

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

Director Independence

We currently act with six directors consisting of Michael Blum, Cameron Chell, James P. Geiskopf, Edmund C. Moy, James M. Carter, and Alphonso Jackson. Our common stock is quoted on the OTC Pink operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we have three independent directors, Edmund C. Moy, James M. Carter, and Alphonso Jackson.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to our company for the years ended December 31, 2018 and December 31, 2017 for professional services rendered by Haynie & Company, our independent registered public accounting firm:

Fees	2018		2017
Audit Fees	$41,000	*	$15,000
Audit Related Fees	-		-
Tax Fees	-		-
Other Fees	-		-
Total Fees	$41,000		$15,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)
10.13	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.14	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.15	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.16	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)
10.18	Loan Agreement dated November 20, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)

Exhibit Number	Description
10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.21	Business Services Agreement dated effective December 29, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 15, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24	Offer Letter dated January 22, 2018 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.25	Offer Letter dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.26	2017 Equity Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.27	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.28	Stock Option Agreement dated October 15, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.29	Stock Option Agreement dated October 15, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.30	Stock Option Agreement dated October 15, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.31	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.32	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.33	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.34	Indemnification Agreement dated December 20, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.35	Indemnification Agreement dated December 20, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.36	Indemnification Agreement dated December 20, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.37	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.38	Offer Letter dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.39	Stock Option Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.40	Indemnification Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.41	Offer Letter dated June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.42	Stock Option Agreement dated June 7, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.43	Indemnification Agreement June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)

Exhibit Number	Description
10.44	Amendment Agreement dated effective as of June 25, 2018 to Business Services Agreement dated October 18, 2017 with Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 29, 2018)
10.45	Loan Agreement dated July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.46	Corporate Guaranty dated July 9, 2018 by Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.47	Amendment No. 2 to Business Services Agreement dated as of July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.48	Loan Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.49	Corporate Guaranty entered into as of August 29, 2018 by Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.50	Security Agreement entered into as of August 29, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.51	Security Assignment Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.52	Master Services Agreement dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.53	Software Services Statement of Work dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.54	Amendment No. 3 to Business Services Agreement dated as of October 29, 2018 with Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on October 31, 2018)
10.55	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.56	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.57	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.58	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.59	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.60	2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)
10.61	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 29, 2018)
10.62	Amendment to Independent Consultant Agreement dated December 4, 2018 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2018)
10.62	Master Services Agreement dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.63	Software Services Statement of Work dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.64*	Stock Option Agreement dated October 15, 2017 with Red to Black Inc.
10.65*	Stock Option Agreement dated June 8, 2018 with Red to Black Inc.
10.66*	Independent Consultant Agreement dated effective December 4, 2018 with Swapan Kakumanu
10.67*	Indemnification Agreement with Swapan Kakumanu

Exhibit Number	Description
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K, filed on April 2, 2018)
(16)	Letter re Change in Certifying Accountant
16.1	Letter from Pritchett, Siler & Hardy P.C. dated January 22, 2018 (incorporated by reference from our Current Report on Form 8-K, filed on January 22, 2018)
(21)	Subsidiaries
21.1	Subsidiaries of ICOx Innovations Inc. ICOx USA, Inc., Nevada corporation Cathio, Inc., Delaware corporation sBetOne, Inc., Delaware corporation
(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

ITEM 16. form 10-k summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOX INNOVATIONS INC.

By:

/s/ Bruce Elliott
Bruce Elliott
President
(Principal Executive Officer)
Date: March 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce Elliott
Bruce Elliott
President
(Principal Executive Officer)
Date: March 26, 2019

/s/ Swapan Kakumanu
Swapan Kakumanu
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 26, 2019

/s/ Michael Blum
Michael Blum
Chief Operating Officer, Secretary, Treasurer, and Director
Date: March 26, 2019

/s/ Cameron Chell
Cameron Chell
Director
Date: March 26, 2019

/s/ James P. Geiskopf
James P. Geiskopf
Director
Date: March 26, 2019

/s/ Edmund C. Moy
Edmund C. Moy
Director
Date: March 26, 2019

/s/ James M. Carter
James M. Carter
Director
Date: March 26, 2019

/s/ Alphonso Jackson
Alphonso Jackson
Director
Date: March 26, 2019