Form 10-Q
period 2019-03-31
ICOX INNOVATIONS INC.
filed 2019-05-14
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,329,474 common shares issued and outstanding as at May 14, 2019.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the quarter ended March 31, 2019 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading.

ICOx Innovations Inc.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$431,289	$898,142
Accounts receivable, related party	50,000	20,000
Prepaid expenses	96,381	82,215
Prepaid expenses, related party	15,000	15,000
Deferred service costs	1,124,926	874,838
Related party loans receivable and related accrued interest	1,299,159	1,280,666
Right-of-use asset	175,911	-
Total Current Assets	3,192,666	3,170,861

Investment, related party	37	37
Total Assets	$3,192,703	$3,170,898

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$270,788	$239,026
Accounts payable and accrued expenses, related party	374,921	47,431
Current portion of accrued interest on convertible notes	8,938	-
Deferred revenue	250,000	-
Lease liability	175,911	-
Total Current Liabilities	1,080,558	286,457

Convertible notes payable	750,325	500,325
Accrued interest on convertible notes	121,114	115,518
Total Liabilities	1,951,997	902,300

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 22,329,474 and 21,579,474 shares issued and outstanding as at March 31, 2019 and December 31, 2018, respectively	22,329	21,579
Additional paid-in-capital	7,067,749	6,959,881
Accumulated deficit	(5,849,372)	(4,712,862)
Total Stockholders’ Equity	1,240,706	2,268,598

Total Liabilities and Stockholders’ Equity	$3,192,703	$3,170,898

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

ICOx Innovations Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Revenues
Service revenue	$-	$-
Total revenues	-	-

Operating expenses
General and administrative expense	1,000,347	514,117
Consulting fees, related party	105,000	105,000
Service costs	35,122	387,080
Total operating expenses	1,140,469	1,006,197

Net loss from operations	(1,140,469)	(1,006,197)

Other income (expense)
Interest income, related party	18,493	198
Note interest expense	(14,534)	(16,519)
Total other income (expense)	3,959	(16,321)

Provision for taxes	-	-

Net loss	$(1,136,510)	$(1,022,518)

Loss per common share – Basic and diluted	$(0.05)	$(0.09)

Weighted average number of common shares outstanding, basic and diluted	22,262,807	11,600,000

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

ICOx Innovations Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Operating activities
Net loss for the period	$(1,136,510)	$(1,022,518)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	3,523	3,229
Stock-based compensation, related party	30,095	41,289
Non-cash lease expense	45,404	-
Changes in operating assets and liabilities
Accounts receivable, related party	(30,000)	500,000
Prepaid expense	(14,166)	(54,166)
Deferred service costs	(250,088)	(61,207)
Deferred offering costs	-	(121,558)
Accrued interest receivable, related party	(18,493)	752
Accounts payable and accrued expenses	31,762	232,201
Accounts payable and accrued expenses, related party	327,490	(21,085)
Accrued interest on loans payable, related party	-	723
Accrued interest on notes payable	14,534	15,795
Deferred revenue	250,000	-
Change in operating lease liability	(45,404)	-
Net cash (used in) operating activities	(791,853)	(486,545)

Investing activities
Repayment of loan issued to related party	-	100,000
Net cash provided by investing activities	-	100,000

Financing activities
Proceeds from issuance of loans payable, related party	-	200,000
Proceeds from issuance of convertible notes payable	325,000	-
Net cash provided by financing activities	325,000	200,000

Net changes in cash and equivalents	(466,853)	(186,545)

Cash and equivalents at beginning of the period	898,142	214,993

Cash and equivalents at end of the period	$431,289	$28,448

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

ICOx Innovations Inc.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation	$3,523	$3,229
Stock-based compensation, related party	$30,095	$41,289
Subscription receipts - escrow	$-	5,468,195
Conversion of convertible debt	$75,000	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

ICOx Innovations Inc.

Reconciliation of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, December 31, 2017	11,600,000	$11,600	$826,018	$(693,008)	$144,610
Stock-based compensation	-	-	3,229	-	3,229
Stock-based compensation, related party	-	-	41,289	-	41,289
Net loss for the period	-	-	-	(1,022,518)	(1,022,518)
Balance, March 31, 2018	11,600,000	$11,600	$870,536	$(1,715,526)	$(833,390)

Balance, December 31, 2018	21,579,474	$21,579	$6,959,881	$(4,712,862)	$2,268,598
Stock-based compensation	-	-	3,523	-	3,523
Stock-based compensation, related party	-	-	30,095	-	30,095
Share issuance for conversion of debt	750,000	750	74,250	-	75,000
Net loss for the period	-	-	-	(1,136,510)	(1,136,510)
Balance, March 31, 2019	22,329,474	$22,329	$7,067,749	$(5,849,372)	$1,240,706

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

ICOx Innovations Inc.

Notes to Unaudited Condensed Interim Consolidated Financial Statements

As of March 31, 2019 and for the three months ended March 31, 2019 and 2018

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

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $5,849,372 as of March 31, 2019 and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.

Basis of Consolidation

The unaudited condensed interim consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

Unaudited Interim Financial Information

The accompanying unaudited condensed interim consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2018 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 26, 2019.

Use of Estimates

The preparation of unaudited condensed interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and these differences could be material.

Earnings per Share

The Company computes earnings (loss) per share in accordance with ASC 105, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. At March 31, 2019, common shares from the conversion of debt (11,331,217 shares) (Note 4) and exercise of stock options (1,930,548 shares) (Note 10) have been excluded as their effect is anti-dilutive. At March 31, 2018, common shares from the conversion of debt (11,069,843 shares) and exercise of stock options (766,664 shares) have been excluded as their effect is anti-dilutive.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Deferred Revenue

The Company’s policy is to defer revenue that relate to services that have not yet been performed. Revenue is recognized when the service has been performed.

Service Costs

The Company’s policy is to defer direct service costs that relate to the earning of contingent fee revenue. These deferred costs are expensed when the contingent fee revenue is recognized or when the earning the contingent fee revenue is in doubt.

Recently Adopted Accounting Pronouncements

Leases (ASU 2016-02)

In February 2016, the FASB issued ASU 2016-02, “Leases” which was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in ASU 2016-02 are effective for our quarter ended March 31, 2019. The amendments in ASU 2016-02 are effective for our quarter ended March 31, 2019.

Stock Compensation (ASU 2018-07)

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in ASU 2018-07 are effective for our quarter ended March 31, 2019.

3. ACCOUNTS RECEIVABLE

As at March 31, 2019, the Company had outstanding accounts receivable from a related party of $50,000 (December 31, 2018 - $20,000).

4. DEFERRED REVENUE

As at March 31, 2019, the Company had deferred revenue of $250,000 (December 31, 2018 - $0). The Company did not recognize the revenue in the period as it had yet to provide the agreed upon services to the client.

5. NOTES PAYABLE

The Company has convertible notes outstanding as at March 31, 2019 and are as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2020	8%	$73,825	$44,627	$118,452
Note 2(1)	12-30-2016	12-30-2021	8%	50,000	18,587	68,587
Note 3(1)	12-30-2016	12-30-2021	8%	21,500	7,992	29,492
Note 4(1)	03-02-2017	03-02-2022	8%	20,000	6,823	26,823
Note 5(1)	06-08-2017	06-08-2022	8%	10,000	2,928	12,928
Note 6(2)	10-30-2017	10-30-2020	10%	250,000	35,411	285,411
Note 7(2)	10-30-2017	10-30-2020	10%	-	8,938	8,938
Note 8(3)	02-13-2019	08-12-2020	15%	25,000	473	25,473
Note 9(3)	02-22-2019	08-21-2020	15%	225,000	3,421	228,421
Note 10(3)	02-27-2019	08-26-2020	15%	50,000	657	50,657
Note 11(3)	03-12-2019	09-11-2020	15%	25,000	195	25,195
Total				$750,325	$130,052	$880,377

(1)	The principal of the note, and the interest calculated up to November 30, 2018, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.
(2)	The note may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.
(3)	The note is held in sBetOne, Inc. (“sBetOne”), a subsidiary of the Company, and may be converted into shares of common stock of sBetOne. In the event that sBetOne issues equity securities in a transaction or series of transactions resulting in aggregate gross proceeds of $2,500,000 including the conversion of the notes and any other indebtedness, then the notes and any accrued but unpaid interest thereon, will automatically convert into the equity securities issued in such financings equal to the lesser of:

(i)	at a conversion price equal to 70% of the lowest per share price paid by the purchasers of such equity securities in such financings for the first $600,000 notes issued; and at a conversion price equal to 75% of the lowest per share price for notes issued over the first $600,000 up to $1,500,000.
(ii)	the price per share equal to the quotient of $27,000,000 divided by the aggregate number of shares outstanding shares of sBetOne’s common stock immediately prior to the conversion election date.

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

On January 8, 2019, the principal of Note 7 was converted into common shares at a conversion price of $0.10 per share for a share issuance of 750,000 shares. As at March 31, 2019, the interest accrued is still payable.

Notes 8 through 11 were issued through sBetOne.

5. NOTES PAYABLE (CONT’D)

The balances of the convertible notes outstanding as at December 31, 2018 were as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2020	8%	$73,825	$43,170	$116,995
Note 2(1)	12-30-2016	12-30-2021	8%	50,000	17,600	67,600
Note 3(1)	12-30-2016	12-30-2021	8%	21,500	7,568	29,068
Note 4(1)	03-02-2017	03-02-2022	8%	20,000	6,428	26,428
Note 5(1)	06-08-2017	06-08-2022	8%	10,000	2,731	12,731
Note 6(2)	10-30-2017	10-30-2020	10%	250,000	29,247	279,247
Note 7(2)	10-30-2017	10-30-2020	10%	75,000	8,774	83,774
Total				$500,325	$115,518	$615,843

(1)	The principal of the note, and the interest calculated up to November 30, 2018, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.
(2)	The note may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.

Based upon the balances as of March 31, 2019, the convertible notes and the related interest will come due in the following years:

	Principal	Interest	Total
2019	$-	$8,938	$8,938
2020	648,825	84,784	733,609
2021	71,500	26,579	98,079
2022	30,000	9,751	39,751
2023	-	-	-
Total	$750,325	$130,052	$880,377

6. NOTES RECEIVABLE – RELATED PARTY

On July 9, 2018, the Company entered into a loan agreement with Ryde Holding Inc. (“Ryde”) whereby the Company provided to Ryde a loan in the principal amount of $750,000. The principal amount of the loan bears interest at the rate of 2% per annum, provided, any amounts not paid when due will immediately commence accruing interest at the default rate of 10% per annum. The principal amount of the loan, any accrued and unpaid interest thereon, and any other amounts owing under the loan matures on the earlier of (i) March 9, 2019 and (ii) the closing by Ryde of a minimum of $3,000,000 in financings, in the aggregate, whether through the sale of KodakCoins, equity or otherwise. Ryde can prepay all outstanding amounts on 10 days’ notice to our company.

As a condition for entering into the loan agreement, Ryde GmbH, a subsidiary of Ryde, provided a corporate guarantee dated July 9, 2018 to the Company, pursuant to which Ryde GmbH unconditionally guaranteed and promised to pay the Company on demand all amounts that become due from Ryde under the loan agreement with Ryde and any other amounts that we may in the future loan or advance to Ryde.

Also, as a condition for entering into the loan agreement, Ryde entered into the amendment no. 2, dated as of July 9, 2018, to the business service agreement dated December 29, 2017 as amended as of March 15, 2018, with the Company. Pursuant to the amendment no. 2, the Company and Ryde agreed that each party will be responsible for its respective expenses and agreed not to charge any out of pocket expenses to the other party unless expressly approved by the other party in advance in writing. As of March 31, 2019, interest of $10,890 has been accrued and earned (December 31, 2018 - $7,192).

6. NOTES RECEIVABLE – RELATED PARTY (CONT’D)

On July 27, 2018, the Company entered into a loan agreement with Ryde whereby the Company provided to Ryde a loan in the principal amount of $500,000. This loan is unsecured, will mature on the earlier of eight (8) months from the date of issuance or the closing by Ryde of a minimum of $4,250,000 in financings, in the aggregate, whether through the sale of KodakCoins, equity, or otherwise and will bear interest at the rate of 12% interest per annum. However, any amounts not paid when due shall immediately commence accruing interest at the default rate of 18% per annum. As of March 31, 2019, interest of $38,269 has been accrued and earned (December 31, 2018 - $23,474).

As at March 31, 2019, the balances of the outstanding notes receivable are as follows:

	Effective Date	Maturity Date	Rate	Principal	Interest	Total
Note 1	07-09-2018	03-09-2019	2%	$750,000	$10,890	$760,890
Note 2(1)	07-27-2018	03-27-2019	12%	500,000	38,269	538,269
Total				$1,250,000	$49,159	$1,299,159

(1) The $500,000 was issued in four tranches and the interest is calculated based on the dates that those tranches were issued.

The Company is in discussions with Ryde to amend the agreements as they have already matured.

The balances of the notes receivable outstanding as at December 31, 2018 were as follows:

	Effective Date	Maturity Date	Rate	Principal	Interest	Total
Note 1	07-09-2018	03-09-2019	2%	$750,000	$7,192	$757,192
Note 2(1)	07-27-2018	03-27-2019	12%	500,000	23,474	523,474
Total				$1,250,000	$30,666	$1,280,666

(1) The $500,000 was issued in four tranches and the interest is calculated based on the dates that those tranches were issued.

7. COMMITMENTS

Starting May 1, 2018, the Company entered into a contract to lease its premises. The contract is effective until February 28, 2020 and is for $16,500 per month. ASU 2016-02 was adopted in the period ended March 31, 2019.

The following are the future minimum lease payments as at March 31, 2019:

Total
2019	$148,500
2020	33,000
Total	$181,500
Less interest factor	(5,589)
Total to Lease Liability	$175,911

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

The Company’s office premises were provided to it at no cost by one of its directors until April 30, 2018. This director did not take any fees for serving as director during the period ended March 31, 2019.

8. RELATED PARTY TRANSACTIONS (CONT’D)

In October 2017, the Company signed an agreement with a company in which the Company’s Chairman is a director, officer, and 30.5% shareholder, to provide strategic management services. The agreement is for a two-year term that will automatically be renewed unless: (i) mutually agreed to by Business Instincts Group Inc. (“BIG”) and us, or (ii) written notice of non-renewal is provided by the non-renewing party to the other at least 90 days prior to the end of the term. The agreement can be terminated by either party, without cause, at any time upon the provision of 90 days written notice to the other party. This agreement committed the Company to pay $35,000 a month and a signing bonus of $100,000 payable as follows: (i) $50,000 upon closing of up to $750,000 of equity financing and (ii) $50,000 payable on signing of the first client agreement which were paid in 2017 and 2018. On June 26, 2018, the agreement was amended to pay $105,000 a month as of June 1, 2018 and pay a bonus of $280,000. $140,000 of the bonus has been paid with the remaining portion to be paid upon signing of two additional clients. As of March 31, 2019, the Company had trade and other payables owing to this related party of $145,480 (December 31, 2018 - $20,458).

Future minimum payments per the agreement are:

2019	$735,000
Total	$735,000

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

8. RELATED PARTY TRANSACTIONS (CONT’D)

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

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. Previously, on October 9, 2017, the Company had signed an agreement with a company owned by Swapan Kakumanu to complete the accounting functions of the Company. As of March 31, 2019, the Company had trade and other payables owing to this related party of $63,000 (December 31, 2018 - $14,000).

9. SHARE CAPITAL

The Company’s common stock is issued at a $0.001 par value. 75,000,000 shares have been authorized. As at March 31, 2019, 22,329,474 shares were issued and outstanding (December 31, 2018 – 21,579,474).

The increase in common stock outstanding in the current period is due to the conversion of a convertible debenture. On January 8, 2019, the $75,000 principal of Note 7 was converted into common shares at a conversion price of $0.10 per share for a share issuance of 750,000 shares.

10. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that the Board of Directors have the right to grant options to acquire common shares of the Company at not less than the closing market price of the shares on the day preceding the grant at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. As of December 31, 2018, the maximum number of options available for grant was 3,900,000 shares. As of March 31, 2019, there are 3,500,000 stock options issued (December 31, 2018 – 3,400,000) and 400,000 stock options unissued (December 31, 2018 – 500,000).

On February 13, 2018, the Company granted a total of 100,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.60 per share for a period of ten years from the date of grant. The stock options are exercisable as follows:

(i)	1/3 on the first anniversary date;
(ii)	1/3 on the second anniversary date; and
(iii)	1/3 on the third anniversary date.

Stock options granted are valued at the fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Three Months Ended March 31,
	2019	2018
Share price	$0.25	$0.60
Exercise price	$0.60	$0.60
Time to maturity (years)	10	10
Risk-free interest rate	2.71%	2.83%-2.87%
Expected volatility	172.65%	187.27%-187.29%
Dividend per share	$0.00	$0.00
Forfeiture rate	Nil	Nil

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2018	3,400,000	0.13	0.15	8.6
Granted	100,000	0.25	0.60	9.9
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding, March 31, 2019	3,500,000	0.17	0.19	8.6
Options exercisable, March 31, 2019	1,930,548	0.15	0.17	8.4

10. STOCK-BASED COMPENSATION (CONT’D)

Cathio, Inc. (“Cathio”), a subsidiary of the Company, has issued nonvested shares to the management team of Cathio.

On March 5, 2019, Cathio granted a total of 16,000,000 nonvested shares to two officers of Cathio. These nonvested shares vest based upon various milestones, have no exercise price, exercise immediately upon vesting, and do not expire except upon resignation of the employee or by a resolution by the Board of Directors.

Nonvested shares are valued at the date of the grant at the fair value of the common stock and are expensed over the vesting period. As vesting conditions are not wholly dependent on the employee and there is no timeline for them, for accounting purposes, the fair value will be calculated and the expense will be recognized upon the achievement of the milestones.

sBetOne, Inc. (“sBetOne”), a subsidiary of the Company, has issued nonvested shares to a member of the Board of Directors of sBetOne.

On March 22, 2019, sBetOne granted a total of 150,000 nonvested shares to a member of the Board of Directors of sBetOne. These nonvested shares vest 1/36 starting April 1, 2019 and at the beginning of the month for the following 35 months, have no exercise price, exercise immediately upon vesting, and do not expire except upon resignation of the employee or by a resolution by the Board of Directors.

Nonvested shares are valued at the at the date of the grant at the fair value of the common stock and are expensed over the vesting period. As at the grant date of the nonvested shares, the fair value of the common stock was based upon the issuance of the founder shares at $0.0001 per share.

11. SUBSEQUENT EVENTS

On May 9, 2019, sBetOne issued an additional $250,000 Convertible Promissory Note (“Note”) related to its private placement offering (“Financing”). The terms of the Note are as follows – 1) 15% simple interest per annum, 2) up to $1.5 million of Financing 3) Closing – in one or more closings 4) Principle and interest payable in 18 months 5) Conversion – If sBetOne issues equity securities in a transaction or series of transactions resulting in aggregate gross proceeds of $2,500,000 including the conversion of the Notes and any other indebtedness (a “Qualified Financing”), then the Notes and any accrued but unpaid interest thereon, will automatically convert into the equity securities issued in such financings, at a conversion price equal to the lesser of (i) 70% of the lowest per share price paid by the purchasers of such equity securities in such financings for the first $600,000 Notes issued and to 75% of the lowest per share price for Notes issued over the first $600,000 up to $1,500,000 and (ii) the price per share equal to the quotient of $27,000,000 divided by the aggregate number of outstanding shares of sBetOne’s common stock immediately prior to the closing of the offering that results in a Qualified Financing, but excluding any outstanding common shares resulting from the prior conversion of any other convertible promissory notes issued prior to the date of this Note.

On May 9, 2019, the Company transferred 2,000,000 founder shares of the common stock it holds in its subsidiary sBetOne to an arm’s length third party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, forward-looking statements can be identified by the use of terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continues” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report include or may include, among others, statements about:

●	our proposed plan of operations;
●	our financial and operating objectives and strategies to achieve them;
●	the costs and timing of our services;
●	our use of available funds;
●	our capital and funding requirements; and
●	our other financial or operating performances.

The material assumptions supporting these forward-looking statements include, among other things:

●	our future growth potential, results of operations, future prospects and opportunities;
●	execution of our business strategy;
●	there being no material variations in current regulatory environments;
●	our operating expenses, including general and administrative expenses;
●	our ability to obtain any necessary financing on acceptable terms;
●	timing and amount of capital expenditures;
●	retention of skilled personnel;
●	continuation of current tax and regulatory regimes; and
●	general economic and financial market conditions.

Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

●	inability to efficiently manage our operations;
●	general economic and business conditions;
●	our negative operating cash flow;
●	our ability to obtain additional financing;
●	increases in capital and operating costs;
●	general cryptocurrency risks;
●	technological changes and developments in the blockchain and cryptocurrencies;
●	risks relating to regulatory changes or actions;
●	competition for blockchain platforms and technologies; and
●	other risk factors discussed in our annual report on Form 10-K filed on March 26, 2019,

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

As used in this quarterly report, the terms “we”, “us”, “the Company”, “our” and “ICOx” mean ICOx Innovations Inc. and its wholly-owned subsidiaries, ICOx USA, Inc. (formerly AppCoin Innovations (USA) Inc.), Cathio, Inc., and sBetOne, Inc., unless otherwise specified.

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

On December 29, 2017, we entered into a business services agreement with RYDE Holding Inc. (“Ryde”), formerly WENN Digital Inc., on March 19, 2018, we entered into the amendment no. 1 to business services agreement dated as of March 15, 2018 with Ryde, and, on July 9, 2018, we entered into the amendment no. 2 to business services agreement dated as of July 9, 2018 with Ryde. On October 29, 2018, we entered into the amendment no. 3 to business services agreement dated as of October 29, 2018 with Ryde. Pursuant to the business services agreement, we agreed to provide Ryde with the services in connection with Ryde’s development of an image rights management and protection platform using blockchain technology, including (i) the business development and technical services, (ii) the business launch services and (iii) the post-business launch support services.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenue

We had no revenue for the three months ended March 31, 2019 and 2018.

Operating Expenses

We incurred general and administrative expenses of $1,000,347 and $514,117 for the three months ended March 31, 2019 and 2018, respectively, representing an increase of $486,230 between the two periods. These expenses consisted primarily of consulting fees, pre-licensing fees, professional fees, and other general and administrative costs. The increase in consulting fees between the two periods from $297,188 in 2018 to $419,863 in 2019 was due to the increase in compensation for our president, chief operating officer, and Board of Directors. Pre-licensing fees increased from $0 in 2018 to $250,000 in 2019. Once the definitive licensing agreement is signed with the license holder the Company will be able to adjust this pre-licensing fees from future minimum royalty fees that would be payable to the license holder. Professional fees decreased from $108,198 in 2018 to $68,548 in 2019 due to lower legal services as 2018 saw the Company spending on the evaluation of potential business opportunities and regulatory compliance. The increase in other general and administrative costs increased from $213,282 in 2018 to $366,288 in 2019 due to increased travel costs, advertising and marketing costs, compliance fees, and stock-based compensation. Service costs decreased from $387,080 in 2018 to $35,122 in 2019 as many of the costs for the client being recognized are now being charged to them as per the amended agreement.

Consulting fees of $419,863 in the first quarter of 2019 relate in part to $105,000 paid to Business Instincts Group Inc., $100,000 paid for services related to getting listed on the stock exchange, $67,500 paid to our Board of Directors, $48,000 paid to our president, for management services, $36,000 paid to our chief operating officer, for management services, $24,000 paid for accounting services, $18,000 paid for the management of Cathio, Inc., a subsidiary of the Company, $15,000 paid to our chief financial officer, for management services, $3,521 in stock-based compensation, and other smaller costs.

The pre-licensing fees stem from an agreement between the Company and a potential client.

Service fees of $35,122 in 2019 relate to $21,266 for public relation and marketing services, $7,884 for legal services, and $5,972 for business travel.

Other Income (Expense)

Other income includes $18,493 of interest earned on a loan receivable from a related party compared to $198 for the same period last year. Other expenses include interest expense on convertible notes payable of $14,534 for the three months ended March 31, 2019 compared to $16,519 for the same period last year.

Net Loss from Operations

We incurred net losses from operations of $1,140,469 and $1,006,197 for the three months ended March 31, 2019 and 2018, respectively, representing an increase of $134,272, primarily attributable to the factors discussed above under the heading “Operating Expenses”.

Liquidity and Capital Resources

Working Capital

	As at March 31, 2019	As at December 31, 2018
Current Assets	$3,192,666	$3,170,861
Current Liabilities	1,080,558	286,457
Working Capital	$2,112,108	$2,884,404

Current Assets

Current assets were $3,192,666 as at March 31, 2019 and $3,170,861 as at December 31, 2018. The increase in current assets as at March 31, 2019 was due to an increase in deferred service costs and the right-of-use asset partially offset by the increase in cash spent on operating expenses.

Current Liabilities

Current liabilities as at March 31, 2019 were attributable to $645,709 in accounts payable and accrued expenses, $8,938 in current portion of accrued interest on convertible notes payable, deferred revenue of $250,000, and $175,911 for the lease liability compared to $286,457 in accounts payable and accrued expenses as at December 31, 2018.

Cash Flow

	Three months ended March 31, 2019	Three months ended March 31, 2018
Net cash (used in) operating activities	$(791,853)	$(486,545)
Net cash provided by investing activities	-	100,000
Net cash provided by financing activities	325,000	200,000
Net changes in cash and cash equivalents	$(466,853)	$(186,545)

Operating Activities

Net cash used in operating activities was $791,853 for the three-month period ended March 31, 2019, as compared to $486,545 for the three-month period ended March 31, 2018, an increase of $305,308. The increase in net cash used in operating activities was primarily due an increase in accounts receivable and an increase in deferred service costs partially offset by a decrease in deferred offering costs, an increase in accounts payable and accrued liabilities, and an increase in deferred revenue.

Investing Activities

Investing activities provided cash of $0 for the three-month period ended March 31, 2019 as compared to $100,000 for the three-month period ended March 31, 2018. In 2018, the cash received was from the repayment of the loan made to Ryde.

Financing Activities

Financing activities provided cash of $325,000 for the three months ended March 31, 2019 and $200,000 for the three months ended March 31, 2018. In 2019, sBetOne issued $325,000 of convertible debentures.

Recent Financing Activities

In the three months ended March 31, 2019, sBetOne issued $325,000 of convertible notes. These notes may be converted into shares of common stock of sBetOne. In the event that sBetOne issues equity securities in a transaction or series of transactions resulting in aggregate gross proceeds of $2.5 million including the conversion of the notes and any other indebtedness, then the notes and any accrued but unpaid interest thereon, will automatically convert into the equity securities issued in such financings, at a conversion price equal to 70% of the lowest per share price paid by the purchasers of such equity securities in such financings for the first $600,000 notes issued and to 75% of the lowest per share price for notes issued over the first $600,000.

On May 9, 2019, an additional $250,000 convertible note was issued.

Cash Requirements

For the next 12 months, we plan to enter into one or two additional business services agreements with other clients on terms similar to agreements entered with Ryde or BitRail.

Our estimated general and administrative expenses, operating expenses, and service costs for the next 12 months are $5,066,000 and are based on our current expenditures given the current market conditions.

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

Going Concern

Our unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $5,849,372 as at March 31, 2019 (December 31, 2018: $4,712,862). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

In its report on our financial statements for the years ended December 31, 2018 and 2017, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our principal executive officer and our principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, they concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended March 31, 2019, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 9, 2019, sBetOne, a majority-owned subsidiary of our Company, issued a convertible promissory note in the principal amount of $250,000 to a subscriber in exchange for a purchase price of $250,000. This is in addition to $325,000 convertible promissory notes issued to four subscribers during the first quarter of 2019 which brings the total convertible promissory notes issued by sBetOne to date to $575,000. Simple interest accrues on the principal balance of this convertible promissory note at a rate of 15% per annum and all outstanding principal and interest that accrues, if not previously converted, are due and payable 18 months from the date of this convertible promissory note. On May 9, 2019, the Company also transferred 2,000,000 founder shares of the common stock it holds in its subsidiary sBetOne to an arm’s length third party. Currently we own approximately 58.5% of the outstanding shares of common stock of sBetOne.

If sBetOne issues equity securities in a transaction or series of transactions resulting in aggregate gross proceeds of $2,500,000 (a “Qualified Financing”), including the conversion of this convertible promissory note and any other indebtedness, then this convertible promissory note and any accrued but unpaid interest thereon, will automatically convert into the equity securities of sBetOne issued in such financings, at a conversion price per share equal to the lesser of (i) 70% of the lowest per share price paid by the purchasers of such equity securities in such financings for the first $600,000 and 75% of the lowest price per share price paid by purchasers of such equity securities in such financing for over $600,000 up to $1,500,000, or (ii) the price per share equal to the quotient of $27,000,000 divided by the aggregate number of outstanding shares of sBetOne’s common stock as of immediately prior to the closing of the offering that results in a Qualified Financing, but excluding any outstanding common stock resulting from the prior conversion of any other convertible promissory notes issued prior to the date of this convertible promissory note.

ITEM 6. EXHIBITS.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Bylaws (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)
10.13	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.14	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.15	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.16	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)
10.18	Loan Agreement dated November 20, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)

10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.21	Business Services Agreement dated effective December 29, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 15, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24	Offer Letter dated January 22, 2018 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.25	Offer Letter dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.26	2017 Equity Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.27	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.28	Stock Option Agreement dated October 15, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.29	Stock Option Agreement dated October 15, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.30	Stock Option Agreement dated October 15, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.31	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.32	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.33	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.34	Indemnification Agreement dated December 20, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.35	Indemnification Agreement dated December 20, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.36	Indemnification Agreement dated December 20, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.37	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.38	Offer Letter dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.39	Stock Option Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.40	Indemnification Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.41	Offer Letter dated June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.42	Stock Option Agreement dated June 7, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.43	Indemnification Agreement June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.44	Amendment Agreement dated effective as of June 25, 2018 to Business Services Agreement dated October 18, 2017 with Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 29, 2018)
10.45	Loan Agreement dated July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)

10.46	Corporate Guaranty dated July 9, 2018 by Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.47	Amendment No. 2 to Business Services Agreement dated as of July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.48	Loan Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.49	Corporate Guaranty entered into as of August 29, 2018 by Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.50	Security Agreement entered into as of August 29, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.51	Security Assignment Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.52	Master Services Agreement dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.53	Software Services Statement of Work dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.54	Amendment No. 3 to Business Services Agreement dated as of October 29, 2018 with Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on October 31, 2018)
10.55	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.56	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.57	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.58	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.59	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.60	2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)
10.61	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 29, 2018)
10.62	Amendment to Independent Consultant Agreement dated December 4, 2018 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2018)
10.63	Master Services Agreement dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.64	Software Services Statement of Work dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.65	Stock Option Agreement dated October 15, 2017 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.66	Stock Option Agreement dated June 8, 2018 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.67	Independent Consultant Agreement dated effective December 4, 2018 with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.68	Indemnification Agreement with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOX INNOVATIONS INC.

/s/ Swapan Kakumanu
Swapan Kakumanu
Chief Financial Officer
(Duly Authorized Officer)
Dated: May 14, 2019

