Form 10-Q
period 2019-06-30
ICOX INNOVATIONS INC.
filed 2019-08-13
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,329,474 common shares issued and outstanding as at August 12, 2019.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the quarter ended June 30, 2019 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading.

ICOx Innovations Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2019	December 31, 2018
Assets

Current Assets
Cash and cash equivalents	$29,078	$898,142
Accounts receivable, related party	80,000	20,000
Prepaid expenses	256,033	82,215
Prepaid expenses, related party	15,000	15,000
Deferred service costs	1,292,733	874,838
Related party loans receivable and related accrued interest	1,317,858	1,280,666
Total Current Assets	2,990,702	3,170,861

Investment, related party	37	37
Total Assets	$2,990,739	$3,170,898

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$300,390	$239,026
Accounts payable and accrued expenses, related party	292,250	47,431
Current portion of accrued interest on convertible notes	17,085	-
Total Current Liabilities	609,725	286,457

Convertible notes payable	1,000,325	500,325
Accrued interest on convertible notes	140,194	115,518
Total Liabilities	1,750,244	902,300

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 23,329,474 and 21,579,474 shares issued and outstanding, respectively	23,329	21,579
Additional paid-in-capital	7,449,367	6,959,881
Accumulated deficit	(6,201,046)	(4,712,862)
Total ICOx Stockholders’ Equity	1,271,650	2,268,598
Non-controlling Interest	(31,155)	-
Total Stockholders’ Equity	1,240,495	2,268,598

Total Liabilities and Stockholders’ Equity	$2,990,739	$3,170,898

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

ICOx Innovations Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Revenues
Service revenue	$250,000	$-	$250,000	$-
Total revenues

Operating expenses
General and administrative expense	532,811	511,466	1,533,158	1,025,585
Consulting fees, related party	70,000	245,000	175,000	350,000
Service costs	21,901	185,840	57,023	572,920
Total operating expenses	624,712	942,306	1,765,181	1,948,505

Net loss from operations	(374,712)	(942,306)	(1,515,181)	(1,948,505)

Other income (expense)
Interest income, related party	18,699	-	37,192	198
Note interest expense	(27,226)	(23,236)	(41,760)	(39,755)
Total other income (expense)	(8,527)	(23,236)	(4,568)	(39,557)

Provision for taxes	-	-	-	-

Non-controlling interest	(31,565)	-	(31,565)	-
Net loss	$(351,674)	$(965,542)	$(1,488,184)	$(1,988,062)

Loss per common share – Basic and diluted	$(0.02)	$(0.07)	$(0.07)	$(0.15)

Weighted average number of common shares outstanding, basic and diluted	22,823,979	14,555,618	22,544,944	13,085,973

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

ICOx Innovations Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Operating activities
Net loss for the period	$(1,488,184)	(1,988,062)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	67,813	26,361
Stock-based compensation, related party	54,709	98,864
Non-cash lease expense	60,741	-
Changes in operating assets and liabilities
Accounts receivable, related party	(60,000)	500,000
Prepaid expense	(173,818)	(79,882)
Prepaid expense, related party	-	(5,000)
Deferred service costs	(417,895)	(230,539)
Accrued interest receivable, related party	(37,192)	752
Accounts payable and accrued expenses	61,364	119,776
Accounts payable and accrued expenses, related party	244,819	(8,258)
Accrued interest on notes payable	41,761	31,766
Change in operating lease liability	(60,741)	-
Net cash (used in) operating activities	(1,738,188)	(1,534,222)

Investing activities
Repayment of loan issued to related party	-	100,000
Sale of sBetOne shares to Huck Holdings	200	-
Issuance of shares from sBetOne	100	-
Cancellation of sBetOne shares	110	-
Net cash provided by investing activities	410	100,000

Financing activities
Proceeds from issuance of loans payable, related party	-	400,000
Repayment of loans payable	-	(400,000)
Proceeds from issuance of convertible notes payable	575,000	-
Proceeds from share issuance	295,565	5,468,195
Less share issue costs	(1,851)	(235,206)
Net cash provided by financing activities	868,714	5,232,989

Net changes in cash and equivalents	(869,064)	3,798,767

Cash and equivalents at beginning of the period	898,142	214,993

Cash and equivalents at end of the period	$29,078	4,013,760

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

ICOx Innovations Inc.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$-	7,265
Cash paid for income taxes	$-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation	$67,813	26,361
Stock-based compensation, related party	$54,709	98,864
Conversion of convertible debt	$75,000	-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

ICOx Innovations Inc.

Reconciliation of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Non-	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Controlling Interest	Equity (Deficit)
Balance, December 31, 2017	11,600,000	$11,600	$826,018	$(693,008)	$-	$144,610
Stock-based compensation	-	-	3,229	-	-	3,229
Stock-based compensation, related party	-	-	41,289	-	-	41,289
Net loss for the period	-	-	-	(1,022,518)	-	(1,022,518)
Balance, March 31, 2018	11,600,000	11,600	870,536	(1,715,526)	-	(833,390)
Stock-based compensation	-	-	23,132	-	-	23,132
Stock-based compensation, related party	-	-	57,575	-	-	57,575
Share issuance	9,274,524	9,275	5,223,714	-	-	5,232,989
Net loss for the period	-	-	-	(965,544)	-	(965,544)
Balance, June 30, 2018	20,874,524	$20,875	$6,174,957	$(2,681,070)	$-	$(3,514,762)

Balance, December 31, 2018	21,579,474	$21,579	$6,959,881	$(4,712,862)	$-	$2,268,598
Stock-based compensation	-	-	3,523	-	-	3,523
Stock-based compensation, related party	-	-	30,095	-	-	30,095
Share issuance for conversion of debt	750,000	750	74,250	-	-	75,000
Net loss for the period	-	-	-	(1,136,510)	-	(1,136,510)
Balance, March 31, 2019	22,329,474	22,329	7,067,749	(5,849,372)	-	1,240,706
Stock-based compensation	-	-	64,290	-	-	64,290
Stock-based compensation, related party	-	-	24,614	-	-	24,614
Share issuance	1,000,000	1,000	292,714	-	410	294,124
Net loss for the period	-	-	-	(351,674)	(31,565)	(383,239)
Balance, June 30, 2019	23,329,474	$23,329	$7,449,367	$(6,201,046)	$(31,155)	$1,240,495

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

ICOx Innovations Inc.

Notes to Unaudited Condensed Interim Consolidated Financial Statements

As of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018

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

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $6,201,046 as of June 30, 2019 and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

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

Basis of Consolidation

The unaudited condensed interim consolidated financial statements include the accounts of the Company and its subsidiaries. We have determined that one subsidiary, sBetOne, Inc., is a variable interest entity and we are the primary beneficiary of the entity’s activities. As a result, we have consolidated the accounts of this variable interest entity into the accompanying consolidated financial statements. All intercompany transactions and balances have been eliminated.

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

Earnings per Share

The Company computes earnings (loss) per share in accordance with ASC 105, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. At June 30, 2019, common shares from the conversion of debt (11,393,542 shares) (Note 4) and exercise of stock options (1,997,215 shares) (Note 9) have been excluded as their effect is anti-dilutive. At June 30, 2018, common shares from the conversion of debt (11,413,141 shares) and exercise of stock options (830,553 shares) have been excluded as their effect is anti-dilutive.

Revenue Recognition

Revenue is recognized in accordance with FASB ASC Topic 606, Revenue Recognition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Recently Adopted Accounting Pronouncements

Leases (ASU 2016-02)

In February 2016, the FASB issued ASU 2016-02, “Leases” which was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in ASU 2016-02 are effective for our quarter ended June 30, 2019. This standard had no effect on our financial statements.

Stock Compensation (ASU 2018-07)

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in ASU 2018-07 are effective for our quarter ended June 30, 2019. This standard had no effect on our financial statements.

3. ACCOUNTS RECEIVABLE

As at June 30, 2019, the Company had outstanding accounts receivable from a related party of $80,000 (December 31, 2018 - $20,000). Terms are net 30 and as at June 30, 2019, $70,000 is past due.

4. NOTES PAYABLE

The Company has convertible notes outstanding as at June 30, 2019 and are as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2020	8%	$73,825	$46,099	$119,924
Note 2(1)	12-30-2016	12-30-2021	8%	50,000	19,584	69,584
Note 3(1)	12-30-2016	12-30-2021	8%	21,500	8,421	29,921
Note 4(1)	03-02-2017	03-02-2022	8%	20,000	7,222	27,222
Note 5(1)	06-08-2017	06-08-2022	8%	10,000	3,128	13,128
Note 6(2)	10-30-2017	10-30-2020	10%	250,000	41,644	291,644
Note 7(2)	10-30-2017	10-30-2020	10%	-	8,938	8,938
Note 8(3)	02-13-2019	08-12-2020	15%	25,000	1,408	26,408
Note 9(3)	02-22-2019	08-21-2020	15%	225,000	11,836	236,836
Note 10(3)	02-27-2019	08-26-2020	15%	50,000	2,527	52,527
Note 11(3)	03-12-2019	09-11-2020	15%	25,000	1,130	26,130
Note 12(3)	05-09-2019	11-08-2020	15%	250,000	5,342	255,342
Total				$1,000,325	$157,279	$1,157,604

(1)	The principal of the note, and the interest calculated up to November 30, 2018, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.
(2)	The note may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.
(3)	The note is held in sBetOne, Inc. (“sBetOne”), a subsidiary of the Company, and may be converted into shares of common stock of sBetOne. In the event that sBetOne issues equity securities in a transaction or series of transactions resulting in aggregate gross proceeds of $2.5 million including the conversion of the notes and any other indebtedness, then the notes and any accrued but unpaid interest thereon, will automatically convert into the equity securities issued in such financings:

(i)	at a conversion price equal to 70% of the lowest per share price paid by the purchasers of such equity securities in such financings for the first $600,000 notes issued; and at a conversion price equal to 75% of the lowest per share price for notes issued over the first $600,000 up to $1,500,000.
(ii)	the price per share equal to the quotient of $27,000,000 divided by the aggregate number of shares outstanding shares of sBetOne’s common stock immediately prior to the conversion election date.

Notes 1 through 5 were initially entered into with an interest rate of 18% per annum. On November 5, 2018, amendment agreements were signed amending the interest rate to 8% per annum effective December 1, 2018. The amendments also state that the new interest is payable only in cash on a quarterly basis commencing December 1, 2018 on March 31, June 30, September 30, and December 31 of each year until the Maturity Date or earlier on the date that all amounts owing under this Note are prepaid by the Company. The principal, and the interest calculated until November 30, 2018, may still be converted to shares.

On January 8, 2019, the principal of Note 7 was converted into common shares at a conversion price of $0.10 per share for a share issuance of 750,000 shares. As at June 30, 2019, the interest accrued is still payable.

Notes 8 through 12 were issued through sBetOne.

4. NOTES PAYABLE (CONT’D)

The balances of the convertible notes outstanding as at December 31, 2018 were as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2020	8%	$73,825	$43,170	$116,995
Note 2(1)	12-30-2016	12-30-2021	8%	50,000	17,600	67,600
Note 3(1)	12-30-2016	12-30-2021	8%	21,500	7,568	29,068
Note 4(1)	03-02-2017	03-02-2022	8%	20,000	6,428	26,428
Note 5(1)	06-08-2017	06-08-2022	8%	10,000	2,731	12,731
Note 6(2)	10-30-2017	10-30-2020	10%	250,000	29,247	279,247
Note 7(2)	10-30-2017	10-30-2020	10%	75,000	8,774	83,774
Total				$500,325	$115,518	$615,843

(1)	The principal of the note, and the interest calculated up to November 30, 2018, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.
(2)	The note may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.

Based upon the balances as of June 30, 2019, the convertible notes and the related interest will come due in the following years:

	Principal	Interest	Total
2019	$-	$17,085	$17,085
2020	898,825	106,556	1,005,381
2021	71,500	24,682	96,182
2022	30,000	8,956	38,956
2023	-	-	-
Total	$1,000,325	$157,279	$1,157,604

5. NOTES RECEIVABLE – RELATED PARTY

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

Also, as a condition for entering into the loan agreement, Ryde entered into the amendment no. 2, dated as of July 9, 2018, to the business service agreement dated December 29, 2017 as amended as of March 15, 2018, with the Company. Pursuant to the amendment no. 2, the Company and Ryde agreed that each party will be responsible for its respective expenses and agreed not to charge any out of pocket expenses to the other party unless expressly approved by the other party in advance in writing. As of June 30, 2019, interest of $14,630 has been accrued and earned (December 31, 2018 - $7,192) and is in default.

5. NOTES RECEIVABLE – RELATED PARTY (CONT’D)

On July 27, 2018, the Company entered into a loan agreement with Ryde whereby the Company provided to Ryde a loan in the principal amount of $500,000. This loan is unsecured, will mature on the earlier of eight (8) months from the date of issuance or the closing by Ryde of a minimum of $4,250,000 in financings, in the aggregate, whether through the sale of KodakCoins, equity, or otherwise and will bear interest at the rate of 12% interest per annum. However, any amounts not paid when due shall immediately commence accruing interest at the default rate of 18% per annum. As of June 30, 2019, interest of $67,858 has been accrued and earned (December 31, 2018 - $23,474) and is in default.

As at June 30, 2019, the balances of the outstanding notes receivable are as follows:

	Effective Date	Maturity Date	Rate	Principal	Interest	Total
Note 1	07-09-2018	03-09-2019	2%	$750,000	$14,630	$764,630
Note 2(1)	07-27-2018	03-27-2019	12%	500,000	53,228	553,228
Total				$1,250,000	$67,858	$1,317,858

(1) The $500,000 was issued in four tranches and the interest is calculated based on the dates that those tranches were issued.

The balances of the notes receivable outstanding as at December 31, 2018 were as follows:

	Effective Date	Maturity Date	Rate	Principal	Interest	Total
Note 1	07-09-2018	03-09-2019	2%	$750,000	$7,192	$757,192
Note 2(1)	07-27-2018	03-27-2019	12%	500,000	23,474	523,474
Total				$1,250,000	$30,666	$1,280,666

(1) The $500,000 was issued in four tranches and the interest is calculated based on the dates that those tranches were issued.

Subsequent to June 30, 2019, a loan extension agreement was signed (Note 11).

6. COMMITMENTS

ASU 2016-02 was adopted in the period ended June 30, 2019.

Starting May 1, 2018, the Company entered into a contract to lease its premises. The contract is effective until February 28, 2020 and is for $16,500 per month. On March 29, 2019, the lease agreement was amended effective May 1, 2019 until March 31, 2020 and to be for $8,250 per month. As the amended lease is for less than a one-year term, it is considered a short-term commitment and the right-of-use asset and lease liability were reduced to zero.

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

The Company’s office premises were provided to it at no cost by one of its directors until April 30, 2018. This director did not take any fees for serving as director during the period ended June 30, 2019.

7. RELATED PARTY TRANSACTIONS (CONT’D)

In October 2017, the Company signed an agreement with a company in which the Company’s Chairman is a director, officer, and 30.5% shareholder, to provide strategic management services. The agreement is for a two-year term that will automatically be renewed unless: (i) mutually agreed to by Business Instincts Group Inc. (“BIG”) and us, or (ii) written notice of non-renewal is provided by the non-renewing party to the other at least 90 days prior to the end of the term. The agreement can be terminated by either party, without cause, at any time upon the provision of 90 days written notice to the other party. This agreement committed the Company to pay $35,000 a month and a signing bonus of $100,000 payable as follows: (i) $50,000 upon closing of up to $750,000 of equity financing and (ii) $50,000 payable on signing of the first client agreement which were paid in 2017 and 2018. On June 26, 2018, the agreement was amended to pay $105,000 a month as of June 1, 2018 and pay a bonus of $280,000. $140,000 of the bonus has been paid with the remaining portion to be paid upon signing of two additional clients. As of June 30, 2019, the Company had trade and other payables owing to this related party of $137,434 ($119,250 per the MSA, and $18,184 in expense reimbursements) (December 31, 2018 - $20,458).

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

7. RELATED PARTY TRANSACTIONS (CONT’D)

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

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. Previously, on October 9, 2017, the Company had signed an agreement with a company owned by Swapan Kakumanu to complete the accounting functions of the Company. As of June 30, 2019, the Company had trade and other payables owing to this related party of $15,000 (December 31, 2018 - $14,000).

8. SHARE CAPITAL

The Company’s common stock is issued at a $0.001 par value. 75,000,000 shares have been authorized. As at June 30, 2019, 23,329,474 shares were issued and outstanding (December 31, 2018 – 21,579,474).

The increase in common stock outstanding in the current period is due to the conversion of a convertible debenture. On January 8, 2019, the $75,000 principal of Note 7 was converted into common shares at a conversion price of $0.10 per share for a share issuance of 750,000 shares.

On May 16, 2019, the Company completed a private placement where 1,000,000 shares were issued at a price of $0.40 (Canadian dollars (“CAD”)) for total gross proceeds of $400,000 CAD or $295,565 less share issue costs of $1,836.

9. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that the Board of Directors have the right to grant options to acquire common shares of the Company at not less than the closing market price of the shares on the day preceding the grant at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. As of December 31, 2018, the maximum number of options available for grant was 3,900,000 shares. As of June 30, 2019, there are 3,500,000 stock options issued (December 31, 2018 – 3,400,000) and 400,000 stock options unissued (December 31, 2018 – 500,000).

On February 13, 2019, the Company granted a total of 100,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.60 per share for a period of ten years from the date of grant. The stock options have a fair value of $0.2480 and are exercisable as follows:

(i)	1/3 on the first anniversary date;
(ii)	1/3 on the second anniversary date; and
(iii)	1/3 on the third anniversary date.

Stock options granted are valued at the fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Six Months Ended June 30,
	2019	2018
Share price	$0.25	$0.60
Exercise price	$0.60	$0.60
Time to maturity (years)	10	10
Risk-free interest rate	2.71%	2.83%-2.93%
Expected volatility	172.65%	186.57%-186.62%
Dividend per share	$0.00	$0.00
Forfeiture rate	Nil	Nil

9. STOCK-BASED COMPENSATION (CONT’D)

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2018	3,400,000	0.13	0.15	8.3
Granted	100,000	0.25	0.60	9.6
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding, June 30, 2019	3,500,000	0.17	0.19	8.3
Options exercisable, June 30, 2019	1,997,215	0.16	0.18	8.2

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

On June 12, 2019, June 27, 2019, and June 28, 2019, sBetOne granted a total of 150,000 stock options to three advisors. The stock options are exercisable at the price of $0.01 per share for a period of ten years from the date of grant. The fair values of the stock options were $0.7880, $0.7380, and $0.7680, respectively. The stock options are exercisable as follows:

(i)	1/2 upon the date of grant; and
(ii)	1/2 on the first anniversary date.

10. NON-CONTROLLING INTEREST

The Company has three subsidiaries, ICOx USA, Inc., Cathio, Inc., and sBetOne, Inc. The Company has 100% ownership of ICOx USA, Inc. and Cathio, Inc.

For sBetOne, Inc., on April 1, 2019, the Company transferred 2,000,000 of its shares to a third-party and cancelled 1,097,826 of its shares. Additionally, 2,097,826 shares of sBetOne, Inc. were issued to third-parties, reducing the Company’s ownership in this subsidiary to 59.02%

11. SUBSEQUENT EVENTS

On July 12, 2019, the Company signed a Loan Extension Agreement (“Agreement”) to extend the maturity dates of the outstanding Notes Receivable (Note 5) with Ryde. The new maturity date for both notes is September 30, 2019 and, effective and including March 28, 2019, the interest rate increased to 18% per annum calculated and compounded monthly based on a 365-day year with interest payable upon repayment of the principal amount, or any portion thereof. This Agreement also secures the notes against a full and up to date copy of the entire Ryde software.

On July 31, 2019, the Company entered into a promissory note agreement with a related party for $250,000. This note has no term, bears interest at a rate of 5% per annum, is unsecured, and is payable on demand.

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

Overview

ICOx Innovations (TSXV and OTCQB: ICOX) creates and manages digital currencies for innovative brands to grow their businesses – attracting, engaging and retaining their customers through the creation and use of their own digital currency. ICOx enables brands to provide additional payment options at lower costs while owning more of the transactional data chain and driving new models for customer loyalty. ICOx leverages its expertise in blockchain technology and regulatory compliance to deliver branded digital currencies for its clients.

For more information on ICOx Innovations, please visit us at www.icoxinnovations.com.

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

On July 18, 2019, ICOx President Bruce Elliott provided the following update in a news release to the market, with a recap of company and partner highlights for Q2 2019:

ICOx announced the launch of Cathio Inc., to transform the way the Catholic economy moves money.

Cathio also announced a stellar Board and Advisors including former Senator Rick Santorum (former US Republican Presidential candidate) and Ambassador Jim Nicholson (former US Ambassador to the Holy See – Vatican). Cathio also announced MOUs for 4 customer engagements and we expect to see more product and customer announcements over the coming quarters. Cathio is a subsidiary of ICOx Innovations.

For more information on Cathio, please visit www.cathio.com.

ICOx announced sBetONE Inc, focused on opportunities in the rapidly expanding US regulated sports betting market.

sBetOne is developing opportunities for regulated celebrity-endorsed sports betting platforms in the high growth sectors, initially for golf betting and eSports betting in the US. We also announced a strong Advisory Board for sBetOne including Gabe Hunterton (former President City of Dreams Casino Macau and former National Director Marketing for Bellagio Las Vegas), David Flynn (former senior leadership roles at Ongame, NYX Gaming, VeraJohn.com and involved in over $1B in exits in the online gaming sector); Ashley Sandyford Sykes, former Executive Vice President Digital Games at Scientific Gaming and product owner for major casino and sports betting platforms; Rick Dugdale Independent film producer and President & CEO of Enderby Entertainment; and Aaron Wagner founder and Managing Partner of Wags Capital. We look forward to further product and project developments in the coming quarters for sBetOne. sBetOne is a subsidiary of ICOx Innovations.

For more information on sBetOne, please visit www.sBetOne.com.

Our partners BitRail and Freedom Coin and their regulated blockchain payment platform for stable coins, made great progress in June with the granting of additional money transmitter licenses and live testing of its end-to-end blockchain payment platform. BitRail’s first signed customer is Freedom Coin, serving a community of 4.7M registered users transacting over $650M annually. This could position Freedom Coin to become one of the most retail-transacted cryptocurrencies in US in the next 12 months.

For more information on BitRail, please visit www.BitRail.io.

Our partner RYDEHolding Inc. the operator of the KODAKOne Platform announced that KODAKOne is now to have begun earning revenues.

RYDE Holding Inc. is servicing more than 22 customers live on the KODAKOne Post-Licensing Platform (PLP) and producing daily revenues for their clients. Ryde Holding Inc. also announced a partnership agreement with Image Protect, targeting to add 75 additional customers on the KODAKOne PLP. For more information on KODAKOne, please visit www.kodakone.com. (RYDE Holding, Inc. is a brand licensee of Eastman Kodak Company)

Major blockchain industry headlines with Facebook’s Libra Coin.

Blockchain and branded digital currencies made global news in June with Facebook’s announcement of the Libra Coin and their Calibra digital wallet, reinforcing JP Morgan’s JPM Coin announcement earlier in 2019, with both firms looking to bring crypto mainstream by adopting regulated stable coins. This marks a seminal moment for the blockchain and branded digital currency space and in 2019, we expect more and more brands to follow the stable coin model designed for retail audiences, pioneered by ICOx and our partners. It is welcome to hear the external validations of our model and we remain confident we are on the right path for developing branded digital currencies in compliance with federal and state regulations.

Our experienced ICOx team, solid blockchain infrastructure offerings for both digital wallets and digital currencies and ability to announce new projects in high growth areas, positions ICOx well to partner with the Fortune 5000 brands and large organizations seeking to launch their own branded digital currencies, following the move by Facebook, JP Morgan and others to bring blockchain and cryptocurrencies into the mainstream.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenue

Revenues of $250,000 for consulting services were recognized for the three months ended June 30, 2019. We had no revenues for the three months ended June 30, 2018.

Operating Expenses

We incurred general and administrative expenses of $532,811 and $511,466 for the three months ended June 30, 2019 and 2018, respectively, representing an increase of $21,343 between the two periods. These expenses consisted primarily of consulting fees, professional fees, and other general and administrative costs. The decrease in consulting fees between the two periods from $469,338 in 2018 to $190,070 in 2019 was due to the decrease in compensation for our president, chief financial officer, chief operating officer, a related party consultant, and a director. Professional fees increased from $9,932 in 2018 to $36,177 in 2019 due to higher legal fees relating to being publicly listed. The increase in other general and administrative costs increased from $275,613 in 2018 to $375,334 in 2019 due to increased travel costs, advertising and marketing costs, compliance fees, and stock-based compensation. Service costs decreased from $185,840 in 2018 to $21,901 in 2019 as many of the costs for the client being recognized are now being charged to them as per the amended agreement.

Consulting fees of $190,070 in the second quarter of 2019 relate in part to $70,000 paid to Business Instincts Group Inc., $37,500 paid to our Board of Directors, $32,000 paid to our president, for management services, $24,000 paid for the management of Cathio, Inc., a subsidiary of the Company, $14,000 paid for accounting services, $4,779 in stock-based compensation, and other smaller costs.

Service fees of $21,901 in 2019 relate to $11,866 for legal services and $10,035 for public relation and marketing services.

Other Income (Expense)

Other income includes $18,699 of interest earned on a loan receivable from a related party compared to $Nil for the same period last year. Other expenses include interest expense on convertible notes payable of $27,226 for the three months ended June 30, 2019 compared to $23,236 for the same period last year.

Net Loss from Operations

We incurred net losses from operations of $351,674 and $965,544 for the three months ended June 30, 2019 and 2018, respectively, representing a decrease of $613,870, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Revenue

Revenues of $250,000 for consulting services were recognized for the six months ended June 30, 2019. We had no revenues for the six months ended June 30, 2018.

Operating Expenses

We incurred general and administrative expenses of $1,533,158 and $1,025,585 for the six months ended June 30, 2019 and 2018, respectively, representing an increase of $507,573 between the two periods. These expenses consisted primarily of consulting fees, pre-licensing fees, professional fees, and other general and administrative costs. The decrease in consulting fees between the two periods from $766,526 in 2018 to $609,933 in 2019 was due to the decrease in compensation for our president, chief financial officer, chief operating officer, a related party consultant, and a director. Pre-licensing fees increased from $0 in 2018 to $250,000 in 2019. Once the definitive licensing agreement is signed with the license holder the Company will be able to adjust this pre-licensing fees from future minimum royalty fees that would be payable to the license holder. Professional fees decreased from $118,130 in 2018 to $104,725 in 2019 due to lower legal services as 2018 saw the Company spending on the evaluation of potential business opportunities and regulatory compliance. The increase in other general and administrative costs increased from $488,895 in 2018 to $741,622 in 2019 due to increased travel costs, advertising and marketing costs, compliance fees, and stock-based compensation. Service costs decreased from $572,920 in 2018 to $57,023 in 2019 as many of the costs for the client being recognized are now being charged to them as per the amended agreement.

Consulting fees of $609,933 in the first half of 2019 relate in part to $175,000 paid to Business Instincts Group Inc., $105,000 paid to our Board of Directors, $100,000 paid for services related to getting listed on the stock exchange, $80,000 paid to our president, for management services, $42,000 paid for the management of Cathio, Inc., a subsidiary of the Company, $38,000 paid for accounting services, $36,000 paid to our chief operating officer, $15,000 paid to our chief financial officer, $8,300 in stock-based compensation, and other smaller costs.

The pre-licensing fees stem from an agreement between the Company and a potential client.

Service fees of $57,023 in 2019 relate to $31,301 for public relation and marketing services, $19,750 for legal services, and $5,972 for business travel.

Other Income (Expense)

Other income includes $37,192 of interest earned on a loan receivable from a related party compared to $198 for the same period last year. Other expenses include interest expense on convertible notes payable of $41,760 for the six months ended June 30, 2019 compared to $39,755 for the same period last year.

Net Loss from Operations

We incurred net losses from operations of $1,488,184 and $1,988,062 for the six months ended June 30, 2019 and 2018, respectively, representing a decrease of $499,878, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2019	As at December 31, 2018
Current Assets	$2,990,702	$3,170,861
Current Liabilities	609,725	286,457
Working Capital	$2,380,977	$2,884,404

Current Assets

Current assets were $2,990,702 as at June 30, 2019 and $3,170,861 as at December 31, 2018. The decrease in current assets as at June 30, 2019 was due to the decrease in cash used for operating expenses partially offset by the increase in accounts receivable, prepaid expenses, deferred services costs, interest accrued on the loans receivable, and the setup of the right-of-use asset.

Current Liabilities

Current liabilities as at June 30, 2019 were attributable to $592,640 in accounts payable and accrued expenses and $17,085 in current portion of accrued interest on convertible notes payable compared to $286,457 in accounts payable and accrued expenses as at December 31, 2018.

Cash Flow

	Six months ended June 30, 2019	Six months ended June 30, 2018
Net cash (used in) operating activities	$(1,738,188)	$(1,534,222)
Net cash provided by investing activities	410	100,000
Net cash provided by financing activities	868,714	5,232,989
Net changes in cash and cash equivalents	$(869,064)	$3,798,767

Operating Activities

Net cash used in operating activities was $1,738,188 for the six-month period ended June 30, 2019, as compared to $1,534,222 for the six-month period ended June 30, 2018, an increase of $203,966. The increase in net cash used in operating activities was primarily due an increase in accounts receivable and an increase in deferred service costs partially offset by an increase in accounts payable and accrued liabilities, and an increase in deferred revenue.

Investing Activities

Investing activities provided cash of $410 for the six-month period ended June 30, 2019 as compared to $100,000 for the six-month period ended June 30, 2018. In 2018, the cash received was from the repayment of the loan made to Ryde.

Financing Activities

Financing activities provided cash of $868,714 for the six months ended June 30, 2019 and $5,232,989 for the six months ended June 30, 2018. In 2019, sBetOne issued $575,000 of convertible debentures, and net proceeds of $293,714 were raised in a private placement.

Recent Financing Activities

In the six months ended June 30, 2019, sBetOne issued $575,000 of convertible notes. These notes may be converted into shares of common stock of sBetOne. In the event that sBetOne issues equity securities in a transaction or series of transactions resulting in aggregate gross proceeds of $2.5 million including the conversion of the notes and any other indebtedness, then the notes and any accrued but unpaid interest thereon, will automatically convert into the equity securities issued in such financings, at a conversion price equal to 75% of the lowest per share price paid by the purchasers of such equity securities in such financings for the first $600,000 notes issued and to 75% of the lowest per share price for notes issued over the first $600,000.

Additionally, net proceeds of $293,714 were raised when the Company issued 1,000,000 shares in a private placement.

Cash Requirements

For the next 12 months, we plan to enter into one or two additional business services agreements with other clients on terms similar to agreements entered with Ryde or BitRail.

Our estimated general and administrative expenses, operating expenses, and service costs for the next 12 months are $4,500,000 and are based on our current expenditures given the current market conditions.

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

Going Concern

Our unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $6,201,046 as at June 30, 2019 (December 31, 2018: $4,712,862). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

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

Our principal executive officer and our principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, they concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended June 30, 2019, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

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
Dated: August 12, 2019

