Form 10-Q
period 2019-09-30
CurrencyWorks Inc.
filed 2019-11-12
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-55049

CURRENCYWORKS INC.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,329,474 common shares issued and outstanding as at November 12, 2019.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the quarter ended September 30, 2019 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading.

CurrencyWorks Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2019	December 31, 2018
Assets

Current Assets
Cash and cash equivalents	$25,990	$898,142
Accounts receivable (net), related party	-	20,000
Prepaid expenses	36,616	82,215
Prepaid expenses, related party	15,000	15,000
Deferred service costs	730,437	874,838
Related party loans receivable and related accrued interest	-	1,280,666
Total Current Assets	808,043	3,170,861

Investment, related party	37	37
Total Assets	$808,080	$3,170,898

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$331,628	$239,026
Accounts payable and accrued expenses, related party	565,690	47,431
Notes payable, related party	320,000	-
Interest on notes payable, related party	2,817	-
Current portion of convertible notes	73,825	-
Current portion of interest on convertible notes	63,289	-
Total Current Liabilities	1,357,249	286,457

Convertible notes payable	926,500	500,325
Accrued interest on convertible notes	125,566	115,518
Total Liabilities	2,409,315	902,300

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 23,329,474 and 21,579,474 shares issued and outstanding, respectively	23,329	21,579
Additional paid-in-capital	7,432,292	6,959,881
Accumulated deficit	(9,031,938)	(4,712,862)
Total CurrencyWorks Stockholders’ Equity (Deficit)	(1,576,317)	2,268,598
Non-controlling Interest	(24,918)	-
Total Stockholders’ Equity (Deficit)	(1,601,235)	2,268,598

Total Liabilities and Stockholders’ Equity (Deficit)	$808,080	$3,170,898

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Revenues
Service revenue	$-	$-	$250,000	$-
Total revenues	-	-	250,000	-

Operating expenses
General and administrative expense	550,783	809,153	2,083,941	1,834,738
Consulting fees, related party	76,300	105,000	251,300	455,000
Service costs	18,685	78,421	75,708	651,341
Total operating expenses	645,768	992,574	2,410,949	2,941,079

Net loss from operations	(645,768)	(992,574)	(2,160,949)	(2,941,079)

Other income (expense)
Interest income, related party	18,904	11,762	56,096	11,960
Note interest expense	(34,394)	(16,146)	(76,154)	(55,901)
Bad debt expense	(110,000)	-	(110,000)	-
Impairment of deferred service costs	(716,635)	-	(716,635)	-
Impairment of loan receivable	(1,336,762)	-	(1,336,762)	-
Total other expense	(2,178,887)	(4,384)	(2,183,455)	(43,941)

Provision for taxes	-	-	-	-
Net loss	(2,824,655)	(996,958)	(4,344,404)	(2,985,020)

(Income)/loss from non-controlling interest	(6,237)	-	25,328	-
Net loss attributable to CurrencyWorks	$(2,830,892)	$(996,958)	$(4,319,076)	$(2,985,020)

Loss per common share – Basic and diluted	$(0.12)	$(0.05)	$(0.19)	$(0.19)

Weighted average number of common shares outstanding, basic and diluted	23,329,474	20,874,524	22,809,327	15,710,686

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Operating activities
Net loss for the period	$(4,344,404)	$(2,985,020)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	33,601	43,039
Stock-based compensation, related party	71,846	144,305
Changes in operating assets and liabilities
Accounts receivable, related party	20,000	500,000
Prepaid expense	45,599	(45,181)
Prepaid expense, related party	-	20,000
Deferred service costs	144,401	(597,175)
Accrued interest receivable, related party	30,666	(11,010)
Accounts payable and accrued expenses	92,602	141,315
Accounts payable and accrued expenses, related party	518,259	(1,096)
Accrued interest on notes payable	73,337	47,912
Accrued interest on notes payable, related party	2,817	-
Impairment of Loan to Ryde Holding Inc., related party	1,250,000	-
Net cash (used in) operating activities	(2,061,276)	(2,742,911)

Investing activities
Repayment of loan issued to related party	-	100,000
Loan to Ryde Holding Inc., related party	-	(1,250,000)
Sale of sBetOne shares to Duck Holdings	200	-
Issuance of shares from sBetOne	100	-
Cancellation of sBetOne shares	110	-
Net cash provided by (used in) investing activities	410	(1,150,000)

Financing activities
Proceeds from issuance of loans payable	-	400,000
Repayment of loans payable	-	(400,000)
Proceeds from issuance of notes payable, related party	320,000	-
Proceeds from issuance of convertible notes payable	575,000	-
Proceeds from share issuance	295,565	5,468,195
Less share issue costs	(1,851)	(235,206)
Net cash provided by financing activities	1,188,714	5,232,989

Net changes in cash and equivalents	(872,152)	1,340,078

Cash and equivalents at beginning of the period	898,142	214,993

Cash and equivalents at end of the period	$25,990	$1,555,071

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$-	$7,989
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation	$33,601	$43,039
Stock-based compensation, related party	$71,846	$144,305
Conversion of convertible debt	$75,000	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Reconciliation of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Non-	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Controlling Interest	Equity (Deficit)
Balance, December 31, 2017	11,600,000	$11,600	$826,018	$(693,008)	$-	$144,610
Stock-based compensation	-	-	3,229	-	-	3,229
Stock-based compensation, related party	-	-	41,289	-	-	41,289
Net loss for the period	-	-	-	(1,022,518)	-	(1,022,518)
Balance, March 31, 2018	11,600,000	11,600	870,536	(1,715,526)	-	(833,390)
Stock-based compensation	-	-	23,132	-	-	23,132
Stock-based compensation, related party	-	-	57,575	-	-	57,575
Share issuance	9,274,524	9,275	5,223,714	-	-	5,232,989
Net loss for the period	-	-	-	(965,544)	-	(965,544)
Balance, June 30, 2018	20,874,524	20,875	6,174,957	(2,681,070)	-	3,514,762
Stock-based compensation	-	-	16,678	-	-	16,678
Stock-based compensation, related party	-	-	45,441	-	-	45,441
Net loss for the period	-	-	-	(996,958)	-	(996,958)
Balance, September 30, 2018	20,874,524	$20,875	$6,237,076	$(3,678,028)	$-	$2,579,923

Balance, December 31, 2018	21,579,474	$21,579	$6,959,881	$(4,712,862)	$-	$2,268,598
Stock-based compensation	-	-	3,523	-	-	3,523
Stock-based compensation, related party	-	-	30,095	-	-	30,095
Share issuance for conversion of debt	750,000	750	74,250	-	-	75,000
Net loss for the period	-	-	-	(1,136,510)	-	(1,136,510)
Balance, March 31, 2019	22,329,474	22,329	7,067,749	(5,849,372)	-	1,240,706
Stock-based compensation	-	-	64,290	-	-	64,290
Stock-based compensation, related party	-	-	24,614	-	-	24,614
Share issuance	1,000,000	1,000	292,714	-	410	294,124
Net loss for the period	-	-	-	(351,674)	(31,565)	(383,239)
Balance, June 30, 2019	23,329,474	$23,329	$7,449,367	$(6,201,046)	$(31,155)	$1,240,495
Stock-based compensation	-	-	(34,212)	-	-	(34,212)
Stock-based compensation, related party	-	-	17,137	-	-	17,137
Net loss for the period	-	-	-	(2,830,892)	6,237	(2,824,655)
Balance, September 30, 2019	23,329,474	23,329	7,432,292	(9,031,938)	(24,918)	(1,601,235)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Notes to Unaudited Condensed Interim Consolidated Financial Statements

As of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018

1. NATURE AND CONTINUANCE OF OPERATIONS

CurrencyWorks Inc. (the “Company” or “CurrencyWorks”) was incorporated under the laws of the State of Nevada on July 20, 2010, with an authorized capital of 75,000,000 common shares, having a par value of $0.001 per share. During the period ended December 31, 2010, the Company commenced operations by issuing shares and developing its publishing service business, focused on representing authors to publishers.

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

On September 3, 2019, the Company changed its name from “ICOx Innovations Inc.” to “CurrencyWorks Inc.” and a subsidiary of the Company changed its name from “ICOx USA, Inc.” to “CurrencyWorks USA Inc.”.

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

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $9,031,938 as of September 30, 2019 and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

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

Earnings per Share

The Company computes earnings (loss) per share in accordance with ASC 105, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. At September 30, 2019, common shares from the conversion of debt (11,443,953 shares) (Note 5) and exercise of stock options (2,005,549 shares) (Note 10) have been excluded as their effect is anti-dilutive. At September 30, 2018, common shares from the conversion of debt (11,760,208 shares) and exercise of stock options (880,553 shares) have been excluded as their effect is anti-dilutive.

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

Recently Adopted Accounting Pronouncements

Leases (ASU 2016-02)

In February 2016, the FASB issued ASU 2016-02, “Leases” which was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in ASU 2016-02 are effective for our quarter ended September 30, 2019. This standard had no effect on our financial statements.

Stock Compensation (ASU 2018-07)

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in ASU 2018-07 are effective for our quarter ended September 30, 2019. This standard had no effect on our financial statements.

3. ACCOUNTS RECEIVABLE, RELATED PARTY

As at September 30, 2019, the Company had outstanding accounts receivable from a related party of $110,000 (December 31, 2018 - $20,000). On September 30, 2019, due to concerns about collectability, an allowance for doubtful accounts was created for the entire amount. We are still pursuing the collection of these receivables.

4. IMPAIRMENTS

On September 30, 2019, the Company took an impairment on the following assets:

Deferred service costs of $716,635 were impaired as the path to bringing these clients to a revenue generating position is no longer likely.

The loan receivable of $1,250,000, plus accrued interest of $86,762, was impaired as the loan matured at the end of the quarter and there were concerns about collectability. Efforts to pursue the receivable amounts will continue.

5. CONVERTIBLE NOTES PAYABLES AND NOTES PAYABLE, RELATED PARTY

The Company has convertible notes outstanding as at September 30, 2019 and are as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2020	8%	$73,825	$47,588	$121,413
Note 2(1)	12-30-2016	12-30-2021	8%	50,000	20,592	70,592
Note 3(1)	12-30-2016	12-30-2021	8%	21,500	8,854	30,354
Note 4(1)	03-02-2017	03-02-2022	8%	20,000	7,625	27,625
Note 5(1)	06-08-2017	06-08-2022	8%	10,000	3,329	13,329
Note 6(2)	10-30-2017	10-30-2020	10%	250,000	47,946	297,946
Note 7(2)	10-30-2017	10-30-2020	10%	-	8,938	8,938
Note 8(3)	02-13-2019	08-12-2020	15%	25,000	2,353	27,353
Note 9(3)	02-22-2019	08-21-2020	15%	225,000	20,342	245,342
Note 10(3)	02-27-2019	08-26-2020	15%	50,000	4,418	54,418
Note 11(3)	03-12-2019	09-11-2020	15%	25,000	2,075	27,075
Note 12(3)	05-09-2019	11-08-2020	15%	250,000	14,795	264,795
Note 13	07-18-2019	-	5%	250,000	2,534	252,534
Note 14	08-09-2019	-	5%	25,000	178	25,178
Note 15	09-13-2019	-	5%	45,000	105	45,105
Total				$1,320,325	$191,672	$1,511,997

(1)	The principal of the note, and the interest calculated up to November 30, 2018, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.
(2)	The note may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.
(3)	The note is held in sBetOne, Inc. (“sBetOne”), a subsidiary of the Company, and may be converted into shares of common stock of sBetOne. In the event that sBetOne issues equity securities in a transaction or series of transactions resulting in aggregate gross proceeds of $2.5 million including the conversion of the notes and any other indebtedness, then the notes and any accrued but unpaid interest thereon, will automatically convert into the equity securities issued in such financings:

(i)	at a conversion price equal to 70% of the lowest per share price paid by the purchasers of such equity securities in such financings for the first $600,000 notes issued; and at a conversion price equal to 75% of the lowest per share price for notes issued over the first $600,000 up to $1,500,000.
(ii)	the price per share equal to the quotient of $27,000,000 divided by the aggregate number of shares outstanding shares of sBetOne’s common stock immediately prior to the conversion election date.

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

5. CONVERTIBLE NOTES PAYABLES AND NOTES PAYABLE, RELATED PARTY (CONT’D)

On January 8, 2019, the principal of Note 7 was converted into common shares at a conversion price of $0.10 per share for a share issuance of 750,000 shares. As at September 30, 2019, the interest accrued is still payable.

Notes 8 through 12 were issued through sBetOne.

Notes 13 through 15 were entered into with an interest rate of 5% per annum, are unsecured, and are payable on demand. These notes were made with a related party in which the Company’s chairman is a director and an officer.

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

(2) The note may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.

Based upon the balances as of September 30, 2019, the convertible notes and the related interest will come due in the following years:

	Principal	Interest	Total
2019	$320,000	$11,755	$331,755
2020	898,825	139,516	1,038,341
2021	71,500	29,446	100,946
2022	30,000	10,955	40,955
2023	-	-	-
Total	$1,320,325	$191,672	$1,511,997

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

6. NOTES RECEIVABLE – RELATED PARTY (CONT’D)

Also, as a condition for entering into the loan agreement, Ryde entered into the amendment no. 2, dated as of July 9, 2018, to the business service agreement dated December 29, 2017 as amended as of March 15, 2018, with the Company. Pursuant to the amendment no. 2, the Company and Ryde agreed that each party will be responsible for its respective expenses and agreed not to charge any out of pocket expenses to the other party unless expressly approved by the other party in advance in writing. As of September 30, 2019, the loan and the interest were impaired (Note 4).

On July 27, 2018, the Company entered into a loan agreement with Ryde whereby the Company provided to Ryde a loan in the principal amount of $500,000. This loan is unsecured, will mature on the earlier of eight (8) months from the date of issuance or the closing by Ryde of a minimum of $4,250,000 in financings, in the aggregate, whether through the sale of KodakCoins, equity, or otherwise and will bear interest at the rate of 12% interest per annum. However, any amounts not paid when due shall immediately commence accruing interest at the default rate of 18% per annum. As of September 30, 2019, the loan and the interest were impaired (Note 4).

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

As at September 30, 2019, the balances of the outstanding notes receivable were impaired (Note 4).

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

7. COMMITMENTS

ASU 2016-02 was adopted in the period ended September 30, 2019.

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

The Company’s office premises were provided to it at no cost by one of its directors until April 30, 2018. This director did not take any fees for serving as director during the period ended September 30, 2019.

8. RELATED PARTY TRANSACTIONS (CONT’D)

In October 2017, the Company signed an agreement with a company in which the Company’s Chairman is a director, officer, and 30.5% shareholder, to provide strategic management services. The agreement is for a two-year term that will automatically be renewed unless: (i) mutually agreed to by Business Instincts Group Inc. (“BIG”) and us, or (ii) written notice of non-renewal is provided by the non-renewing party to the other at least 90 days prior to the end of the term. The agreement can be terminated by either party, without cause, at any time upon the provision of 90 days written notice to the other party. This agreement committed the Company to pay $35,000 a month and a signing bonus of $100,000 payable as follows: (i) $50,000 upon closing of up to $750,000 of equity financing and (ii) $50,000 payable on signing of the first client agreement which were paid in 2017 and 2018. On June 26, 2018, the agreement was amended to pay $105,000 a month as of June 1, 2018 and pay a bonus of $280,000. $140,000 of the bonus has been paid with the remaining portion to be paid upon signing of two additional clients. As of September 30, 2019, the Company had trade and other payables owing to this related party of $288,843 ($259,050 per the MSA, and $29,793 in expense reimbursements) (December 31, 2018 - $20,458).

The Company entered into three promissory notes on July 18, 2019, August 9, 2019, and September 13, 2019, with BIG. As of September 30, 2019, the Company owed $322,817 in principal and interest (December 31, 2018 - $Nil).

The Company’s chairman and one of its directors, Cameron Chell, is a director, officer, and an indirect shareholder of Business Instincts Group Inc. which owns 10% of the common stock of Ryde and he is also a director, officer, and indirect shareholder of Blockchain Merchant Group, Inc. which owns 2.5% of the common stock of Ryde and the Company owns 7.5% of the common stock of Ryde. Mr. Chell is also a director, chairman, and officer of Ryde. Mr. Elliott is the President of the Company and a former officer of Ryde. The Company’s Chief Financial Officer, Swapan Kakumanu, is also the Chief Financial Officer of Ryde.

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. Previously, on October 9, 2017, the Company had signed an agreement with a company owned by Swapan Kakumanu to complete the accounting functions of the Company. As of September 30, 2019, the Company had trade and other payables owing to this related party of $46,688 ($45,000 per the agreement, and $1,688 in expense reimbursements) (December 31, 2018 - $14,000).

9. STOCKHOLDERS’ EQUITY

The Company’s common stock is issued at a $0.001 par value. 75,000,000 shares have been authorized. As at September 30, 2019, 23,329,474 shares were issued and outstanding (December 31, 2018 – 21,579,474).

The increase in common stock outstanding in the current period is due to the conversion of a convertible debenture. On January 8, 2019, the $75,000 principal of the convertible Note 7 was converted into common shares at a conversion price of $0.10 per share for a share issuance of 750,000 shares (Note 5).

On May 16, 2019, the Company completed a private placement where 1,000,000 shares were issued at a price of $0.40 (Canadian dollars (“CAD”)) for total gross proceeds of $400,000 CAD or $295,565 less share issue costs of $1,836.

10. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that the Board of Directors have the right to grant options to acquire common shares of the Company at not less than the closing market price of the shares on the day preceding the grant at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. As of December 31, 2018, and September 30, 2019, the maximum number of options available for grant was 3,900,000 shares. As of September 30, 2019, there are 3,500,000 stock options issued (December 31, 2018 – 3,400,000) and 400,000 stock options unissued (December 31, 2018 – 500,000).

10. STOCK-BASED COMPENSATION (CONT’D)

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

Stock options granted are valued at the fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Nine Months Ended September 30,
	2019	2018
Share price	$0.16-0.25	$0.60
Exercise price	$0.60	$0.60-1.00
Time to maturity (years)	10	2-10
Risk-free interest rate	1.68%-2.71%	2.61%-3.05%
Expected volatility	122.51%-172.65%	50.48%-192.68%
Dividend per share	$0.00	$0.00
Forfeiture rate	Nil	Nil

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2018	3,400,000	0.13	0.15	8.1
Granted	100,000	0.25	0.60	9.4
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding, September 30, 2019	3,500,000	0.17	0.19	8.1
Options exercisable, September 30, 2019	2,005,549	0.16	0.19	7.9

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

10. STOCK-BASED COMPENSATION (CONT’D)

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

11. NON-CONTROLLING INTEREST

The Company has three subsidiaries, CurrencyWorks USA Inc., Cathio, Inc., and sBetOne, Inc. The Company has 100% ownership of CurrencyWorks USA Inc. and Cathio, Inc.

For sBetOne, Inc., on April 1, 2019, the Company transferred 2,000,000 of its shares to a third-party and cancelled 1,097,826 of its shares. Additionally, 2,097,826 shares of sBetOne, Inc. were issued to third-parties, reducing the Company’s ownership in this subsidiary to 59.02%

12. SUBSEQUENT EVENTS

On October 25, 2019, the Company issued 333,333 common shares at a deemed price of $0.30 per share for total consideration of $100,000 to Tryton Financial Corporation as settlement of a $100,000 bonus that was recognized when the Company’s shares were approved for trading on the TSX Venture Exchange.

On November 7, 2019, the Company issued 93,226 common shares at a deemed price of $0.1609 per share for total consideration of $15,000 to Uptick Capital LLC per the strategic advisory agreement signed August 1, 2019.

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

As used in this quarterly report, the terms “we”, “us”, “the Company”, “our” and “CurrencyWorks” mean CurrencyWorks Inc. and its wholly-owned subsidiaries, CurrencyWorks USA Inc. (formerly ICOx USA, Inc.), Cathio, Inc., and sBetOne, Inc., unless otherwise specified.

Overview

CurrencyWorks (TSXV and OTCQB: CWRK) creates and manages digital currencies for innovative brands to grow their businesses – attracting, engaging and retaining their customers through the creation and use of their own digital currencies. CurrencyWorks enables brands to provide additional payment options at lower costs while owning more of the transactional data chain and driving new models for customer loyalty. CurrencyWorks leverages its expertise in blockchain technology and regulatory compliance to deliver branded digital currencies for its clients.

Our business is a services and development business that provides a turnkey set of services for companies to develop and integrate blockchain and cryptocurrency technologies into their business operations. We anticipate that we will enable companies to focus on their core competencies while providing the necessary resources and expertise to execute a strategy that will enable companies to integrate new blockchain plus cryptocurrency technologies into their business operations. Our plan is to be compensated on a fee-for-services model, technology licensing model and recurring transactions revenue model. We may also accept tokens, coins, or equity in payment for our services, to the extent permitted under applicable law.

Our experienced CurrencyWorks team, solid blockchain infrastructure offerings for both digital wallets and digital currencies, and ability to announce new projects in high growth areas positions CurrencyWorks well to partner with the Fortune 5000 brands and large organizations seeking to launch their own branded digital currencies following the move by Facebook, JP Morgan, and others to bring blockchain and cryptocurrencies into the mainstream.

During the quarter, we announced the changing of our corporate name to CurrencyWorks™ Inc. (“CurrencyWorks”) from ICOx Innovations Inc. and will continue to trade on the TSXV and OTCQB under its new symbol CWRK. The name change reflects the company’s commitment and experience in helping brands to redefine the transaction value chain for customer attraction, engagement, and retention through the creation and implementation of their own digital currency.

For more information on CurrencyWorks, please visit us at www.currencyworks.io.

Our projects include:

CATHIO

CurrencyWorks announced the launch of Cathio Inc. (“Cathio”), to transform the way the Catholic economy moves money.

Cathio also announced a stellar Board and Advisors including former Senator Rick Santorum (former US Republican Presidential candidate) and Ambassador Jim Nicholson (former US Ambassador to the Holy See – Vatican). Cathio also announced a Memorandum of Understanding (“MOU”) for 4 customer engagements and we expect to see more product and customer announcements over the coming quarters. Cathio is a subsidiary of CurrencyWorks.

During the quarter, Cathio made further business development announcements including building a digital wallet and digital currency and has entered into a MOU with Kambista S.A.C (“Kambista”), the first fintech currency exchange platform in Peru.

On November 28, 2018, we incorporated a new Delaware subsidiary, Cathio, Inc., to provide blockchain technology opportunities to the Catholic community.

For more information on Cathio, please visit www.cathio.com.

SBETONE

CurrencyWorks announced sBetONE Inc. (“sBetOne”), focused on opportunities in the rapidly expanding US regulated sports betting market.

sBetOne is developing opportunities for regulated celebrity-endorsed sports betting platforms in the high growth sectors, initially for golf betting and eSports betting in the US. We also announced a strong Advisory Board for sBetOne including Gabe Hunterton (former President City of Dreams Casino Macau and former National Director Marketing for Bellagio Las Vegas), David Flynn (former senior leadership roles at Ongame, NYX Gaming, VeraJohn.com and involved in over $1B in exits in the online gaming sector), Ashley Sandyford Sykes, former Executive Vice President Digital Games at Scientific Gaming and product owner for major casino and sports betting platforms, Rick Dugdale Independent film producer and President & CEO of Enderby Entertainment, and Aaron Wagner, founder and Managing Partner of Wags Capital. We look forward to further product and project developments in the coming quarters for sBetOne. sBetOne is a subsidiary of CurrencyWorks.

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

For more information on sBetOne, please visit www.sBetOne.com.

BITRAIL

Our partners, BitRail, LLC (“BitRail”) and FreedomCoin, LLC (“FreedomCoin”), and their regulated blockchain payment platform for stable coins, made great progress in the quarter with the granting of additional money transmitter licenses and live testing of its end-to-end blockchain payment platform. BitRail’s first signed customer is FreedomCoin, serving a community of 4.7M registered users transacting over $650M annually. This could position FreedomCoin to become one of the most retail-transacted cryptocurrencies in the US in the next 12 months.

On October 19, 2018, we, through our wholly-owned subsidiary, CurrencyWorks USA, entered into a master services agreement with BitRail to develop a blockchain-based payment processing application allowing the purchase and sale of cryptocurrencies.

On February 1, 2019, we, through our wholly-owned subsidiary, CurrencyWorks USA, entered into a master services agreement dated effective January 21, 2019 with FreedomCoin to develop a stable coin cryptocurrency named FreedomCoin to be used as a currency for purchasing goods and services.

For more information on BitRail, please visit www.BitRail.io.

KODAKONE

Our partner RYDE Holding Inc. (“Ryde”) the operator of the KODAKOne Platform announced that KODAKOne has begun earning revenues. Ryde is servicing more than 22 customers live on the KODAKOne Post-Licensing Platform (PLP) and producing daily revenues for their clients. Ryde also announced a partnership agreement with Image Protect, targeting to add 75 additional customers on the KODAKOne PLP. For more information on KODAKOne, please visit www.kodakone.com. (RYDE Holding, Inc. is a brand licensee of Eastman Kodak Company).

During the quarter, the Blockchain Research Institute (“BRI”) has released its case study on Ryde’s KODAKOne Image Rights Platform. The case study, “Changing the Still Image Marketplace on the Blockchain”, is currently available to BRI members and, in December 2019, via Creative Commons. The case study, which was released in June 2019, dives into the numerous solutions the KODAKOne platform provides to the photography market, including its unique use case for blockchain technology as well as the planned use of the KODAKCoin, its own digital currency. “This case study explores in detail the way blockchain can be used to help content creators actually profit from their creative work with the new Internet of value. It details how KODAKOne’s platform works, its key features, and how it enables photographers to maximize the value of their intellectual property. We’re pleased that BRI members will be able to benefit from these detailed, practical insights and case studies,” said Don Tapscott, Co-Founder and Executive Chairman, BRI.

On December 29, 2017, we entered into a business services agreement with Ryde, formerly WENN Digital Inc., on March 19, 2018, we entered into the amendment no. 1 to business services agreement dated as of March 15, 2018 with Ryde, and, on July 9, 2018, we entered into the amendment no. 2 to business services agreement dated as of July 9, 2018 with Ryde. On October 29, 2018, we entered into the amendment no. 3 to business services agreement dated as of October 29, 2018 with Ryde. Pursuant to the business services agreement, we agreed to provide Ryde with the services in connection with Ryde’s development of an image rights management and protection platform using blockchain technology, including (i) the business development and technical services, (ii) the business launch services and (iii) the post-business launch support services.

Ryde has entered into a licensing partnership agreement with Eastman Kodak Company, which announced the launch of the KODAKOne blockchain platform and KODAKCoin ICO. We are providing the services relating to the KODAKOne blockchain platform and the KODAKCoin ICO pursuant to a business services agreement dated December 29, 2017, as amended as of March 15, 2018, July 9, 2018, and October 29, 2018 with Ryde.

Results of Operations

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenue

There were no revenues for the three months ended September 30, 2019 or 2018.

Operating Expenses

We incurred general and administrative expenses of $627,083 and $914,153 for the three months ended September 30, 2019 and 2018, respectively, representing a decrease of $287,070 between the two periods. These expenses consisted primarily of consulting fees, professional fees, and other general and administrative costs. The decrease in consulting fees between the two periods from $342,361 in 2018 to $281,549 in 2019 was due to the decrease in compensation for our president, chief financial officer, chief operating officer, a related party consultant, and a director. Professional fees decreased from $95,895 in 2018 to $49,791 in 2019 due to low legal activity in the quarter. The decrease in other general and administrative costs from $475,635 in 2018 to $294,462 in 2019 was due to decreased travel costs, advertising and marketing costs, compliance fees, and stock-based compensation. Service costs decreased from $78,421 in 2018 to $18,685 in 2019 as many of the costs for the client being recognized are now being charged to them as per the amended agreement.

Consulting fees of $281,549 in the third quarter of 2019 relate, in part, to $76,300 paid to Business Instincts Group Inc., $67,500 for our Board of Directors, $32,000 for our president, $25,294 in stock-based compensation, $24,000 for the management of Cathio, Inc., a subsidiary of the Company, $24,000 for accounting services, $15,000 for our chief financial officer, and other smaller costs.

Service fees of $18,685 in 2019 relate to $14,703 for public relation and marketing services, $2,502 for legal services and $1,480 for public relation and marketing services.

Other Income (Expense)

Other income includes $18,904 of interest earned on a loan receivable from a related party compared to $11,762 for the same period last year. Other expenses include interest expense on notes payable of $34,394 and an impairment of $2,163,397 for the three months ended September 30, 2019 compared to interest expense on notes payable of $16,146 for the same period last year.

Net Loss from Operations

We incurred net losses from operations of $2,830,892 and $996,958 for the three months ended September 30, 2019 and 2018, respectively, representing an increase of $1,833,934, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenue

Revenues of $250,000 for consulting services were recognized for the nine months ended September 30, 2019. We had no revenues for the nine months ended September 30, 2018.

Operating Expenses

We incurred general and administrative expenses of $2,335,241 and $2,289,738 for the nine months ended September 30, 2019 and 2018, respectively, representing an increase of $45,503 between the two periods. These expenses consisted primarily of consulting fees, pre-licensing fees, professional fees, and other general and administrative costs. The decrease in consulting fees between the two periods from $1,108,887 in 2018 to $891,482 in 2019 was due to the decrease in compensation for our president, chief financial officer, chief operating officer, a related party consultant, and a director. Pre-licensing fees increased from $0 in 2018 to $250,000 in 2019. Once the definitive licensing agreement is signed with the license holder the Company will be able to adjust this pre-licensing fees from future minimum royalty fees that would be payable to the license holder. Professional fees decreased from $214,025 in 2018 to $154,516 in 2019 due to lower legal services as 2018 saw the Company spending on the evaluation of potential business opportunities and regulatory compliance. The increase in other general and administrative costs from $964,530 in 2018 to $1,286,084 in 2019 was due to increased travel costs, advertising and marketing costs, and compliance fees partially offset by lower stock-based compensation. Service costs decreased from $651,341 in 2018 to $75,708 in 2019 as many of the costs for the client being recognized are now being charged to them as per the amended agreement.

Consulting fees of $891,482 in the first nine months of 2019 relate, in part, to $251,300 for Business Instincts Group Inc., $172,500 for our Board of Directors, $112,000 for our president, $100,000 for services related to getting listed on the stock exchange, $66,000 for the management of Cathio, Inc., a subsidiary of the Company, $62,000 for accounting services, $36,000 for our chief operating officer, $33,594 in stock-based compensation, $30,000 for our chief financial officer, and other smaller costs.

The pre-licensing fees stem from an agreement between the Company and a potential client.

Service fees of $75,708 in 2019 relate to $46,004 for public relation and marketing services, $22,252 for legal services, and $7,452 for business travel.

Other Income (Expense)

Other income includes $56,096 of interest earned on a loan receivable from a related party compared to $11,960 for the same period last year. Other expenses include interest expense on notes payable of $76,154 and an impairment of $2,163,397 for the nine months ended September 30, 2019 compared to interest expense on notes payable $55,901 for the same period last year.

Net Loss from Operations

We incurred net losses from operations of $4,319,076 and $2,985,020 for the nine months ended September 30, 2019 and 2018, respectively, representing an increase of $1,334,056, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2019	As at December 31, 2018
Current Assets	$808,043	$3,170,861
Current Liabilities	1,357,249	286,457
Working Capital	$(549,206)	$2,884,404

Current Assets

Current assets were $808,043 as at September 30, 2019 and $3,170,861 as at December 31, 2018. The decrease in current assets as at September 30, 2019 was due to the decrease in cash and the impairments on our accounts receivable, deferred services costs, and loans receivable.

Current Liabilities

Current liabilities as at September 30, 2019 were attributable to $897,318 in accounts payable and accrued expenses and $459,931 in current portions of notes payable compared to $286,457 in accounts payable and accrued expenses as at December 31, 2018.

Cash Flow

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Net cash (used in) operating activities	$(2,061,276)	$(2,742,911)
Net cash provided by (used in) investing activities	410	(1,150,000)
Net cash provided by financing activities	1,188,714	5,232,989
Net changes in cash and cash equivalents	$(872,152)	$1,340,078

Operating Activities

Net cash used in operating activities was $2,061,276 for the nine-month period ended September 30, 2019, as compared to $2,742,911 for the nine-month period ended September 30, 2018, a decrease of $681,635. The decrease in net cash used in operating activities was primarily due to the increase in accounts payable and accrued liabilities being more than offset by the impact of the impairment on the accounts receivable, the loan receivable, and the deferred service costs.

Investing Activities

Investing activities provided cash of $410 for the nine months ended September 30, 2019 as compared to cash used of $1,150,000 for the nine months ended September 30, 2018.

Financing Activities

Financing activities provided cash of $1,188,714 for the nine months ended September 30, 2019 and $5,232,989 for the nine months ended September 30, 2018. In 2019, sBetOne issued $575,000 of convertible debentures, and net proceeds of $293,714 were raised in a private placement.

Recent Financing Activities

In the nine months ended September 30, 2019, sBetOne issued $575,000 of convertible notes. These notes may be converted into shares of common stock of sBetOne. In the event that sBetOne issues equity securities in a transaction or series of transactions resulting in aggregate gross proceeds of $2.5 million including the conversion of the notes and any other indebtedness, then the notes and any accrued but unpaid interest thereon, will automatically convert into the equity securities issued in such financings, at a conversion price equal to 75% of the lowest per share price paid by the purchasers of such equity securities in such financings for the first $600,000 notes issued and to 75% of the lowest per share price for notes issued over the first $600,000. The Company also issued $320,000 of notes payable to a related party.

Additionally, net proceeds of $293,714 were raised when the Company issued 1,000,000 shares in a private placement.

Cash Requirements

Our estimated general and administrative expenses, operating expenses, and service costs for the next 12 months are $2,000,000 and are based on our current expenditures given the current market conditions.

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

Going Concern

Our unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $9,031,938 as at September 30, 2019 (December 31, 2018: $4,712,862). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

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

Our principal executive officer and our principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, they concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective such that the information relating to us that is required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended September 30, 2019, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

CURRENCYWORKS INC.

/s/ Swapan Kakumanu
Swapan Kakumanu
Chief Financial Officer
(Duly Authorized Officer)
Dated: November 12, 2019

