Form 10-K
period 2019-12-31
CurrencyWorks Inc.
filed 2020-03-30
CIK 1515139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission file number: 000-55049

CURRENCYWORKS INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3098487
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

561 Indiana Court, Los Angeles, CA 90291
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: 424.570.9446

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Nil	N/A	N/A

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

$4,471,691 based on a price of $0.235 per share multiplied by 19,028,474 shares of common stock held by non-affiliates.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 30, 2020, there were 23,756,033 shares of common stock outstanding.

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

As used in this annual report, the terms “we”, “us”, “the Company”, “our” and “CurrencyWorks” mean CurrencyWorks Inc. and its wholly-owned subsidiaries, CurrencyWorks USA Inc. (formerly ICOx USA, Inc.), Cathio, Inc., and sBetOne, Inc., unless otherwise specified.

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

Recent Developments

On February 7, 2020, Our customer Ryde Holdings and Ryde gmbh paid Currency Works US$125,000 in accrued interest and $150,000 in principal repayment on the outstanding debt of $1,200,000. We have also concluded the Business Services Agreement (“BSA”) with our Customer Ryde GMBH and Ryde GMBH who have agreed to issue to us 10 million KodakOne Tokens after their issuance.

Since year end December 31, 2019, a total of $619,715.17 in outstanding payables had been forgiven with directors, officers and key suppliers. In addition, monthly fees for directors, officers and key suppliers has been reduced by a total of $105,077 per month.

On December 20, 2019 certain of our officers and directors agreed to forgive amounts owed to them up to November 30, 2019 for a total of $219,500.17, as follows:

Bruce Elliott $48,000, James P. Geisopf $40,000, Emond C. Moy $29,166.69, James Carter $29,166.69, Alphonso Jackson, $29,166.69, Michael Blum $24,000 and Swapan Kakumanu $20,000, totalling $219,500.17.

In addition, the above have amended all consulting fees to $1 per month going forward, with the exception of Lead director James P Geiskopf reducing from $10,000 to $5000 per month going forward.

Business Instincts Group also amended their fees under the Business services agreement from $66,750 per month to $1 per month going forward and forgave $386,250 in fees up to November 2019, owed by CurrencyWorks Inc.

Independent consulting agreement dated effective October 1, 2018 with Red to Black Inc. with consulting fees in the amount of $8,000 per month terminated effective November 30, 2019. Fees owed by CurrencyWorks Inc. of $86,000 up to November 30, 2019 were also forgiven by Red to Black Inc.

Independent consultant agreement dated effective October 9, 2017 with Bruce Elliott. Consulting fee in the amount of $8,000 per month amended to $1 per month
Offer letter dated January 22, 2018 with James P. Geiskopf amended from $10,000 to $5,000 per month.
Offer letter dated February 9, 2018 with Edmund C. Moy amended from $4,167 to $1 per month.
Offer letter dated May 17, 2018 with James Carter amended from $4,167 to $1 per month.
Offer letter dated June 22, 2018 with Alphonso Jackson amended from $4,167 to $1 per month.
Independent consultant agreement dated effective October 9, 2017, as amended on November 30, 2018 and July 1, 2019 with Michael Blum amended from $6,000 to $1 per month.
Business Services Agreement dated October 18, 2017, as amended on June 26, 2018 with Business Instincts Group Inc. amended from $66,750 to $1 per month. Fees owed by us of $386,250 up to November 30, 2019 were forgiven by Business Instincts Group Inc. pursuant to a letter dated January 21, 2020.
Independent consulting agreement dated effective October 1, 2018 with Red to Black Inc. amended from $8,000 to $1 per month. Fees owed by us of $86,000 up to November 30, 2019 were forgiven by Red to Black Inc.

Description of Business

Overview

Our business is a services and development business that provides a turnkey set of services for companies to develop and integrate blockchain and cryptocurrency technologies into their business operations, including payment tokens (i.e. stable coins), security tokens and digital collectible assets (non-fungible tokens). We anticipate that we will enable companies to focus on their core competencies while providing the necessary resources and expertise to execute a strategy that will enable companies to integrate new blockchain plus cryptocurrency technologies into their business operations. Our plan is to be compensated on a fee-for-services model, technology licensing model and a recurring transaction revenue model. We may accept tokens, coins or equity in payment for our services to the extent permitted under applicable law.

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

Principal Services

We plan to generate revenue through the following services:

1.	Business Development and Technical Services
●	Business modeling and scoping and development;
●	Advisory services surrounding payment services;
●	Advisory services surrounding reward and loyalty programs;
●	Assistance & sourcing of technical guidance surrounding creation of working model from conceptual framework.

2.	Blockchain and Technology Program Management
●	Product vision and road-mapping;
●	Program development and project management; and
●	Product development and testing.

3.	Customer Development
●	Customer discovery and scoping (not including any distribution or marketing related services, or assistance regarding the offer or sale of any tokens or coins); and
●	Product commercialization and support.

4.	Business Launch Services
●	Public relations & business development plans and strategies maximizing physical and digital outreach (not including any distribution or marketing related services, or assistance regarding the offer or sale of any tokens or coins);
●	Initial community development & management strategy;
●	Establish digital/social media presence (not including any distribution or marketing related services, or assistance regarding the offer or sale of any tokens or coins);
●	Whitepaper preparation and continued iterative reviews;
●	Due diligence report;
●	Website infographics and design;
●	Smart contract creation, sourcing, conceptualization and high-level specifications;
●	Provide sourcing, guidance and assistance where required to engineering team surrounding the development of token wallet; and
●	Specifications of platform website, and database backend built to collect user information.

5.	Post-Business Launch Support Services
●	Public relations to support (not including any distribution or marketing related services, or assistance regarding the offer or sale of any tokens or coins);
●	Community development and management; and
●	General support.

We do not intend to find or make referrals to, or otherwise solicit, or assist in any way in the solicitation of, investors for investment in any of our clients’ coin offerings, act as a placement agent for the sale of our clients’ coins, or otherwise engage in any activity that would require us to register under Section 15(b) of the Securities Exchange Act of 1934, or similar provisions under state law.

Sales and Marketing

We intend to implement our sales and marketing plan to attract new clients to our blockchain consulting business as follows:

●	Maintain an online presence through our website and social media channels by utilizing video, written content and social implementations to create awareness;
●	Sponsorship of cryptocurrency and blockchain related events;
●	Speaking engagements at industry conferences;
●	Networking within our established channels
●	Direct sales channel management programs including both inbound and outbound programs and client referrals; and
●	Public relations campaigns.

Dependence on Few Customers

As of March 30, 2020, we have three clients which have engaged us to build out their business models, technology strategy, market entry strategy, and capital structure, which includes a blockchain platform launch. However, we have several potential customers in our sales pipeline.

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

●	Paypal

PayPal has remained at the forefront of the digital payment revolution for more than 20 years. By leveraging technology to make financial services and commerce more convenient, affordable, and secure, the PayPal platform is empowering more than 300 million consumers and merchants in more than 200 markets to join and thrive in the global economy.

●	Stripe

Stripe is a technology company that builds economic infrastructure for the internet. Businesses of every size, from new startups to public companies, use the company’s software to accept online payments and run technically sophisticated financial operations in more than 100 countries. Stripe helps companies get started and grow their revenues, and also helps established businesses accelerate into new markets and launch new business models. Over the long term, Stripe aims to increase the GDP of the internet.

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

●	Many of the large management consultancy firms are developing blockchain-specific practice areas including Accenture, Deloitte and Bain.
●	Facebook’s Calibra Wallet and the Libra Foundation stable coin project is in development.

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

As we have just begun our new business, we have devoted no substantial efforts to research and development within the last three fiscal years.

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

Employees

As at March 30, 2020, we have three executive officers, Bruce Elliott, who is our president, Michael Blum, who is our chief operating officer, secretary, and treasurer, and Swapan Kakumanu, who is our chief financial officer, and no employees. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We also employ consultants on an as-needed-basis to provide specific expertise in areas of product design and development and other business functions including marketing and accounting. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus.

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

We had cash and cash equivalents in the amount of $1,269 and working deficit of $1,801,808 as of December 31, 2019, and cash and cash equivalents of $898,142 and working capital of $2,884,404 as of December 31, 2018. We anticipate that we will require additional financing while we operate our business. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We would likely secure any additional financing necessary through a private placement of our common stock through a debt financing. There can be no assurance that any financing will be available to us, or, even if it is, if it will be offered on terms and conditions acceptable to us. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us, could have a material adverse effect upon us. If additional funds are raised by issuing equity securities, dilution to existing or future stockholders will result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the expansion of our new business.

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

Our chief financial officer devotes approximately 50% of his working time to our company.

Swapan Kakumanu, our chief financial officer, devotes approximately 50% of his working time, or approximately up to 20 hours per week, to our company. Because Mr. Kakumanu works only part-time, instances may occur where he may not be immediately available to provide solutions to problems or address concerns that arise in the course of us conducting our business and thus adversely affect our business. In addition, Mr. Kakumanu can become subject to conflicts of interest because he devotes part of his working time to other business endeavors, including consulting relationships with other entities, and have responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, Mr. Kakumanu could be subject to conflicts of interest.

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

Our directors and officers control approximately 24.25% of our voting stock. As a result, they have the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition of assets, and the issuance of securities. Because they control a significant portion of votes, it would be very difficult for investors to replace our management if the investors disagree with the way our business is being operated. Because the influence by our directors and officers could result in management making decisions that are in their best interest and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 75,000,000 shares of common stock, of which 23,756,033 shares of common stock were issued and outstanding as of March 30, 2020. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future.

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

Risks related to Covid-19

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. It is unknown how long these conditions will last and what the complete financial effect will be to the company. Our sBetOne project is currently on hold due to professional sports being shut down. We are vulnerable to the risk of a near-term severe impact if the risks related to Covid-19 negatively affect our ability to raise funds.

Item 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. PROPERTIES

We do not own any property. Our principal offices are located at 561 Indiana Court, Los Angeles, California 90291. Effective December 31, 2019, we terminated the previous facility services agreement with Business Instincts Group Inc. We believe that our office premises are suitable and adequate for our present needs.

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

Our common stock has been quoted on the OTCQB operated by the OTC Markets Group under the trading symbol “CWRK” since September 5, 2019. From February 19, 2019 to September 4, 2019, our common stock was quoted on the OTCQB operated by the OTC Markets Group under the trading symbol “ICOX.” From November 28, 2017 to February 18, 2019, our common stock was quoted on the OTC Pink operated by the OTC Markets Group under the trading symbol “ICOX.”

Our common stock has been listed for trading on the TSX Venture Exchange under the symbol “CWRK” since September 3, 2019. From December 4, 2018 to September 2, 2019, our common stock was listed for trading on the TSX Venture Exchange under the symbol “ICOX.”

Trading in stocks quoted on the OTCQB or the TSX Venture Exchange is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Set forth below are the range of high and low bid quotations for our common stock from the OTCQB/OTC Pink and high and low closing prices for our common stock from the TSX Venture Exchange for the periods indicated. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

	OTCQB/OTC Pink (U.S. dollars)		TSX Venture Exchange (Canadian dollars)
Quarter Ended	High	Low	High	Low
December 31, 2019	$0.06	$0.05	$0.16	$0.07
September 30, 2019	$0.12	$0.12	$0.39	$0.16
June 30, 2019	$0.24	$0.21	$0.55	$0.205
March 31, 2019	$0.20	$0.20	$0.495	$0.225
December 31, 2018	$0.40	$0.03	$0.65	$0.35
September 30, 2018	$2.30	$0.30	N/A	N/A
June 30, 2018	$2.30	$2.30	N/A	N/A
March 31, 2018	$3.15	$2.30	N/A	N/A

Holders of Common Stock

As of March 30, 2020, the 23,756,033 issued and outstanding shares of our common stock were held by a total of 120 stockholders of record.

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

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or
2.	Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	N/A	Nil

Equity compensation plans not approved by security holders (2017 Equity Incentive Plan)	3,500,000	$0.19	674,904

Total	3,500,000	$0.19	674,904

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

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended December 31, 2019, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Our business is a services and development business that provides a turnkey set of services for companies to develop and integrate blockchain and payment technologies into their business operations. We anticipate that we will enable companies to focus on their core competencies while providing the necessary resources and expertise to execute a strategy that will enable companies to integrate new blockchain plus payment technologies into their business operations. Our plan is to be compensated on a fee-for-services model, technology licensing model and reoccurring transactions revenue model. We may accept tokens, coins or equity in payment for our services, to the extent permitted under applicable law.

Results of Operations

Revenue

We recognized revenues of $250,000 from consulting services for the year ended December 31, 2019 compared to $0 in 2018.

Operating Expenses

We incurred operating expenses of $2,187,114 and $3,980,160 for the years ended December 31, 2019 and 2018, respectively, representing a decrease of $1,793,046 between the two periods. These expenses consisted primarily of consulting fees, service costs, professional fees, stock-based compensation, interest and bank charges, and other general and administrative expenses. The decrease in operating expenses between the two periods related to an decrease in consulting expenses from $1,449,681 in 2018 to $656,737 in 2019 due to our company amending consulting agreement with Business Instincts Group Inc. and other individuals to provide strategic and project management services, a decrease in service costs from $675,633 in 2018 to a credit of $58,454 in 2019 due to the impairment related to Ryde, and a decrease in other general and administrative expenses from $1,390,489 in 2018 to $1,378,834 in 2019 as travel costs and advertising expenses have decreased due to lowered activity in 2019.

Net Loss from Operations

We incurred net losses from operations of $1,937,114 and $3,980,160 for the years ended December 31, 2019 and 2018, respectively, representing a decrease of $2,043,046 primarily attributable to the factors discussed above under the heading “Operating Expenses”.

Other Income (Expense)

Other income includes $56,096 of interest earned for the year ended December 31, 2019 on a loan receivable to a related party compared to $30,864 for the period ended December 31, 2018. Other expenses include interest expense on convertible notes payable of $113,413 compared to $70,558 interest expense for the same period last year. There was also bad debt expense of $110,000 and an impairment of $2,783,834 for the year ended December 31, 2019.

The loan receivable of $1,250,000, plus accrued interest of $86,762, was impaired as the loan matured at the end of Q3 and there were concerns about collectability. Efforts to pursue the receivable amounts will continue.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2019	As at December 31, 2018
Current Assets	$42,886	$3,170,861
Current Liabilities	1,844,693	286,457
Working Capital (Deficit)	$(1,801,807)	$2,884,404

Current Assets

Current assets of $42,886 as at December 31, 2019 and $3,170,861 as at December 31, 2018 were comprised of only cash and cash equivalents, accounts receivable, prepaid expenses, an outstanding loan receivable, deferred service costs and our capitalized service costs. The decrease in current assets as at December 31, 2019 is due to our company impairing the matured loan and accrued interest of $1,280,666 and the write down of deferred service costs of $874,838 were impaired as the path to bringing these clients to a revenue generating position is no longer likely. Cash and cash equivalents also decreased by $896,873 as it was used for operating costs in the year.

Current Liabilities

Current liabilities as at December 31, 2019 were attributable to $264,808 in accounts payable, $41,307 in accounts payable, related party, $534,840 in loans payable, related party and $1,003,738 in convertible notes and accrued interest due within the year compared to $239,026 in accounts payable and accrued expenses and $47,431 in accounts payable, related party as at December 31, 2018.

Cash Flow

Our cash flows for the year ended December 31, 2019 and December 31, 2018 are as follows:

	Year ended December 31, 2019	Year ended December 31, 2018
Net cash (used in) operating activities	$(2,292,337)	$(4,074,305)
Net cash (used in) investing activities	-	(1,150,000)
Net cash provided by financing activities	1,395,890	5,907,454
Net changes in cash and cash equivalents	$(896,873)	$683,149

Operating Activities

Net cash used in operating activities was $2,292,337 for the year ended December 31, 2019, as compared to $4,074,305 for the year ended December 31, 2018, a decrease of $1,781,968. The decrease in net cash used in operating activities was primarily due to impairment of the deferred service costs and the loan receivable.

Investing Activities

Net cash used in investing activities was $nil for the year ended December 31, 2019, as compared to $1,150,000 from the loan to Wenn Digital Inc. for the year ended December 31, 2018.

Financing Activities

Financing activities provided cash of $1,395,890 for the year ended December 31, 2019 and $5,907,454 for the year ended December 31, 2018. In 2019, sBetOne issued $575,000 of convertible debentures, net proceeds of $294,550 were raised in a private placement, and $526,340 was raised from issuance of loans payable.

On June 1, 2018, we issued an aggregate of 9,274,524 shares of common stock for total consideration of $5,468,195 and paid offering costs of $235,206. On November 27, 2018, we issued an aggregate of 674,950 share of common stock for total consideration of $674,950 and paid offering costs of $18,485.

Cash Requirements

We expect that we will require $780,000, including our current working capital, to fund our operating expenditures for the next twelve months. Projected working capital requirements for the next twelve months are as follows:

Estimated Working Capital Expenditures During the Next Twelve Months

General and administrative expenses	$780,000
Total	$780,000

Our estimated general and administrative expenses for the next 12 months are $780,000 and are comprised of: consulting fees, accounting services, board of directors and our advisory board, investor relations consultants, and to our public relations and marketing consultants; legal and professional fees (including auditing fees); for insurance; marketing and advertising expenses; trade shows; travel expenses; office rent and miscellaneous and office expenses.

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

Going Concern

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $9,310,776 as at December 31, 2019 (December 31, 2018: $4,712,862). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

In its report on our financial statements for the years ended December 31, 2019 and 2018, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CurrencyWorks Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CurrencyWorks Inc. (the Company) as of December 31 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that CurrencyWorks, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain additional financing, there could be a material adverse effect on the Company.

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

/s/ Haynie & Company
Haynie & Company
Salt Lake City, Utah
March 30, 2020

We have served as the Company’s auditor since 2018.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
Assets

Current Assets
Cash and cash equivalents	$1,269	$898,142
Accounts receivable, related party	-	20,000
Prepaid expenses	26,617	82,215
Prepaid expenses, related party	15,000	15,000
Deferred service costs	-	874,838
Related party loans receivable and related accrued interest	-	1,280,666
Total Current Assets	42,886	3,170,861

Investment, related party	37	37
Total Assets	$42,923	$3,170,898

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$227,707	$239,026
Accounts payable and accrued expenses, related party	78,408	47,431
Loans payable, related party	526,340	-
Accrued interest on loans payable, related party	8,500	-
Current portion of convertible notes	898,825	-
Current portion of interest on convertible notes	104,913	-
Total Current Liabilities	1,844,693	286,457

Convertible notes payable	101,500	500,325
Accrued interest on convertible notes	115,518	115,518
Total Liabilities	2,061,711	902,300

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 23,756,033 and 21,579,474 shares issued and outstanding as at December 31, 2019 and 2018, respectively	23,755	21,579
Additional paid-in-capital	7,558,174	6,959,881
Accumulated deficit	(9,310,776)	(4,712,862)
Total CurrencyWorks Stockholders’ Equity (Deficit)	(1,728,847)	2,268,598
Non-controlling Interest	(289,941)
Total Stockholders’ Equity (Deficit)	(2,018,788)	2,268,598

Total Liabilities and Stockholders’ Equity	$42,923	$3,170,898

The accompanying notes are an integral part of these consolidated financial statements.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Consolidated Statements of Operations

	Year Ended December 31, 2019	Year Ended December 31, 2018

Revenues
Service revenue	$250,000	$-
Total revenues	250,000	-

Operating expenses
General and administrative expense	2,064,267	2,744,527
Consulting fees, related party	181,301	560,000
Service costs	(58,454)	675,633
Total operating expenses	2,187,114	3,980,160

Net loss from operations	(1,937,114)	(3,980,160)

Other income (expense)
Interest income, related party	56,096	30,864
Note interest expense	(113,413)	(70,558)
Bad debt expense	(110,000)	-
Impairment	(2,783,834)	-
Total other income (expense)	(2,951,151)	(39,694)

Provision for taxes	-	-

Net loss	$(4,888,265)	$(4,019,854)

(Income)/loss from non-controlling interest	(290,351)	-
Net loss attributable to CurrencyWorks	$(4,597,914)	$(4,019,854)

Loss per common share – Basic and diluted	$(0.20)	$(0.24)

Weighted average number of common shares outstanding, basic and diluted	23,015,923	17,077,348

The accompanying notes are an integral part of these consolidated financial statements.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2019	Year Ended December 31, 2018
Operating activities
Net loss for the year	$(4,888,265)	$(4,019,854)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	33,618	54,544
Stock-based compensation, related party	83,137	181,844
Impairment of Loan to WENN Digital Inc, related party	1,250,000	-
Changes in operating assets and liabilities
Accounts receivable, related party	20,000	480,000
Prepaid expense	55,598	(52,215)
Prepaid expense, related party	-	20,000
Deferred service costs	874,838	(874,817)
Accrued interest receivable, related party	30,666	(29,914)
Accounts payable and accrued expenses	140,782	107,723
Accounts payable and accrued expenses, related party	30,977	(4,185)
Accrued interest on loans payable, related party	8,500	-
Accrued interest on notes payable	104,913	62,569

Net cash (used in) operating activities	(2,292,337)	(4,074,305)

Investing activities
Repayment of loan issued to related party	-	100,000
Loan issued to related party	-	(1,250,000)
Net cash (used in) investing activities	-	(1,150,000)

Financing activities
Proceeds from issuance of loans payable	526,340	400,000
Proceeds from issuance of convertible notes	575,000	-
Repayment of loans payable	-	(400,000)
Proceeds from share issuance	294,124	5,907,454
Net cash provided by financing activities	1,395,464	5,907,454

Net changes in cash and equivalents	(896,873)	683,149

Cash and equivalents at beginning of the year	898,142	214,993

Cash and equivalents at end of the year	$1,269	$898,142

SUPPLEMENTAL CASH FLOW INFORMATION
	Year Ended December 31, 2019	Year Ended December 31, 2018
Cash paid in interest	$-	$7,989
Cash paid for income taxes	$-	$-
Non-cash share issue costs	$5,383	$96,519

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation	$33,618	$43,039
Stock-based compensation, related party	$83,137	$144,305
Conversion of convertible debt	$75,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2017	11,600,000	$11,600	$826,018	$(693,008)	$-	$144,610
Share issuance net of offering costs of $350,210	9,979,474	9,979	5,897,475	-	-	5,907,454
Stock-based compensation	-	-	54,544	-	-	54,544
Stock-based compensation, related party	-	-	181,844	-	-	181,844
Net loss for the period	-	-	-	(4,019,854)	-	(4,019,854)
Balance, December 31, 2018	21,579,474	$21,579	$6,959,881	$(4,712,862)	$-	$2,268,598
Stock-based compensation	-	-	33,618	-	-	33,618
Stock-based compensation, related party	-	-	83,137	-	-	83,137
Share issuance for conversion of debt	750,000	750	74,250	-	-	75,000
Share issuance for cash May 16, 2019	1,000,000	1,426	292,714	-	410	294,124
Share issuance for debt settlement October 1, 2019	333,333	333	99,667	-	-	100,000
Share issuance for debt settlement November 7, 2019	93,226	93	14,907	-	-	15,000
Net loss for the period	-	-	-	(4,597,914)	(290,351)	(4,888,265)
Balance, December 31, 2019	23,756,033	23,755	7,558,174	(9,310,776)	(289,941)	(2,018,788)

The accompanying notes are an integral part of these consolidated financial statements.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

1. NATURE AND CONTINUANCE OF OPERATIONS

CurrencyWorks Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 20, 2010, with an authorized capital of 75,000,000 common shares, having a par value of $0.001 per share. During the period ended December 31, 2010, the Company commenced operations by issuing shares and developing its publishing service business, focused on representing authors to publishers.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $9,310,776 and $4,712,863 as of December 31, 2019 and December 31, 2018, respectively, and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2019 and 2018, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2019, 2018, and prior. Based on evaluation of the 2019 transactions and events, the Company does not have any material uncertain tax positions that require measurement.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2019 or 2018, and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2019 or 2018.

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

Earnings per Share

The Company computes earnings (loss) per share in accordance with ASC 105, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. At December 31, 2019, common shares from the conversion of debt (shares) (Note 4) and outstanding of stock options (shares) (Note 10) have been excluded as their effect is anti-dilutive. At December 31, 2018, common shares from the conversion of debt (12,019,929 shares) and stock options (2,980,554 shares) have been excluded as their effects are anti-dilutive.

Stock-Based Compensation

The Company has adopted FASB guidance on stock-based compensation. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The fair value of the options is calculated based off the Black Scholes valuation model (Note 10).

The Company has issued stock options to employees and non-employees. Stock options granted to non-employees for services or performance not yet rendered would be expensed over the service period or until the goals had been reached. The fair value calculation is recalculated at the end of every reporting period until the goal had been reached, when the expense has been wholly recognized. The stock options granted to non-employees during the year ended December 31, 2019 were for services already rendered in lieu of cash compensation and, as such, the service period has already passed and the entirety of the expense was recognized in the year.

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

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

The Company did not hold any digital currency at December 31, 2019 and December 31, 2018.

Revenue Recognition

Revenue is recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, the related services are rendered or delivery has occurred.

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

Costs to obtain contracts are capitalized and amortized over the course of the revenue cycle.

Service costs

The Company’s policy is to defer direct service costs that relate to the earning of contingent fee revenue. These deferred costs are expensed when the contingent fee revenue is recognized or when the earning the contingent fee revenue is in doubt.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Compensation-Stock Compensation (ASU 2018-07)

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company’s assessment is that there is no impact of this guidance on its consolidated financial statements.

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

3. ACCOUNTS RECEIVABLE

As at December 31, 2019, the Company had outstanding accounts receivable from a related party of $0 (2018 - $20,000).

4. NOTES PAYABLE

The Company has convertible notes outstanding as at December 31, 2019 and are as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2020	8%	$73,825	$49,077	$122,902
Note 2(1)	12-30-2016	12-30-2021	8%	50,000	21,600	71,600
Note 3(1)	12-30-2016	12-30-2021	8%	21,500	9,288	30,788
Note 4(1)	03-02-2017	03-02-2022	8%	20,000	8,028	28,028
Note 5(1)	06-08-2017	06-08-2022	8%	10,000	3,531	13,531
Note 6(2)	10-30-2017	10-30-2020	10%	250,000	54,247	304,247
Note 7(2)(3)	10-30-2017	01-08-2019	10%	-	8,938	8,938
Note 8	13-02-2019	12-08-2020	15%	25,000	3,298	28,298
Note 9	22-02-2019	21-08-2020	15%	225,000	28,849	253,849
Note 10	27-02-2019	26-08-2020	15%	50,000	6,308	56,308
Note 11	12-03-2019	11-09-2020	15%	25,000	3,021	28,021
Note 12	09-05-2019	08-11-2020	15%	250,000	24,247	274,247
Note 13(4)	15-11-2019		5%	50,000	315	50,315
Note 14(4)	18-07-2019		5%	250,000	5,685	255,685
Note 15(4)	09-08-2019		5%	25,000	493	25,493
Note 16(4)	13-09-2019		5%	45,000	672	45,672
Note 17(4)	04-10-2019		5%	91,180	1,099	92,279
Note 18(4)	19-11-2019		5%	30,160	174	30,334
Note 19(4)	18-12-2019		5%	35,000	62	35,062
Total				$1,526,665	$228,932	$1,755,597

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

4. NOTES PAYABLE (CONT’D)

(1)	The principal of the note, and the interest calculated up to November 30, 2018, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.
(2)	The note may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.
(3)	The principal of the note has been converted into equity with the remaining interest outstanding to be payable.
(4)	These promissory notes are un-secured and payable on demand with no maturity date

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

The balances of the convertible notes outstanding as at December 31, 2018 are as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2020	18%	$73,825	$43,170	$116,995
Note 2(1)	12-30-2016	12-30-2021	18%	50,000	17,600	67,600
Note 3(1)	12-30-2016	12-30-2021	18%	21,500	7,568	29,068
Note 4(1)	03-02-2017	03-02-2022	18%	20,000	6,428	26,428
Note 5(1)	06-08-2017	06-08-2022	18%	10,000	2,731	12,731
Note 6(2)	10-30-2017	10-30-2020	10%	250,000	29,247	279,247
Note 7(2)	10-30-2017	10-30-2020	10%	75,000	8,774	83,774
Total				$500,325	$115,518	$615,843

(1)	The note may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.
(2)	The note may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.

Based upon the balances as of December 31, 2019, the convertible notes and the related interest will come due in the following years:

	Principal	Interest	Total
2020	$1,425,165	$186,485	$1,611,650
2021	71,500	30,888	102,388
2022	30,000	11,559	41,559
2023	-	-	-
2024	-	-	-
Total	$1,526,665	$228,932	$1,755,597

5. LOANS PAYABLE – RELATED PARTY

On July 18, 2019, we entered into a loan agreement with Business Instincts Group (“BIG”), whereby BIG advanced $250,000 to us. The principal amount of $250,000 was repayable on demand and bore simple interest at a rate of 5% per annum, which was payable upon repayment of the principal amount of $250,000. We were entitled to repay the whole or any portion of the principal amount of $250,000, plus accrued interest on the portion of the principal amount of $250,000 being repaid, at any time.

On August 9, 2019, we entered into a loan agreement with Business Instincts Group (“BIG”), whereby BIG advanced $25,000 to us. The principal amount of $25,000 was repayable on demand and bore simple interest at a rate of 5% per annum, which was payable upon repayment of the principal amount of $25,000. We were entitled to repay the whole or any portion of the principal amount of $25,000, plus accrued interest on the portion of the principal amount of $25,000 being repaid, at any time.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

5. LOANS PAYABLE – RELATED PARTY (CONT’D)

On September 13, 2019, we entered into a loan agreement with Business Instincts Group (“BIG”), whereby BIG advanced $45,000 to us. The principal amount of $45,000 was repayable on demand and bore simple interest at a rate of 5% per annum, which was payable upon repayment of the principal amount of $45,000. We were entitled to repay the whole or any portion of the principal amount of $45,000, plus accrued interest on the portion of the principal amount of $45,000 being repaid, at any time.

On October 4, 2019, we entered into a loan agreement with Business Instincts Group (“BIG”), whereby BIG advanced $91,180 to us. The principal amount of $91,180 was repayable on demand and bore simple interest at a rate of 5% per annum, which was payable upon repayment of the principal amount of $91,180. We were entitled to repay the whole or any portion of the principal amount of $91,180, plus accrued interest on the portion of the principal amount of $91,180 being repaid, at any time.

On November 15, 2019, we entered into a loan agreement with Business Instincts Group (“BIG”), whereby BIG advanced $50,000 to us. The principal amount of $50,000 was repayable on demand and bore simple interest at a rate of 5% per annum, which was payable upon repayment of the principal amount of $50,000. We were entitled to repay the whole or any portion of the principal amount of $50,000, plus accrued interest on the portion of the principal amount of $50,000 being repaid, at any time.

On November 19, 2019, we entered into a loan agreement with Business Instincts Group (“BIG”), whereby BIG advanced $30,160 to us. The principal amount of $30,160 was repayable on demand and bore simple interest at a rate of 5% per annum, which was payable upon repayment of the principal amount of $30,160. We were entitled to repay the whole or any portion of the principal amount of $30,160, plus accrued interest on the portion of the principal amount of $30,160 being repaid, at any time.

On December 18, 2019 we entered into a loan agreement with Business Instincts Group (“BIG”), whereby BIG advanced $35,000 to us. The principal amount of $35,000 was repayable on demand and bore simple interest at a rate of 5% per annum, which was payable upon repayment of the principal amount of $35,000. We were entitled to repay the whole or any portion of the principal amount of $35,000, plus accrued interest on the portion of the principal amount of $35,000 being repaid, at any time.

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

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

6. NOTES RECEIVABLE – RELATED PARTY (CONT’D)

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

	Effective Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	07-09-2018	03-09-2019	2%	$750,000	$7,192	$757,192
Note 2(1)	07-27-2018	03-27-2019	12%	500,000	23,474	523,474
Total as at December 31, 2018				$1,250,000	$30,666	$1,280,666
Impairment as at September 30, 2019				$(1.250,000)	$($30,666)	$(1,280,666)
Total as at December 31, 2019				$-	$-	$-

(1) The $500,000 was issued in four tranches and the interest is calculated based on the dates that those tranches were issued. As at December 31, 2019, the balances of the outstanding notes receivable were impaired. Please see subsequent events (Note 14).

7. COMMITMENTS

The Company has no outstanding commitments as at December 31, 2019.

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

In October 2017, the Company signed an agreement with a company in which the Company’s Chairman is a director, officer, and 30.5% shareholder, to provide strategic management. On June 26, 2018, the agreement was amended to pay $105,000 a month as of June 1, 2018 and pay a bonus of $280,000. On June 26, 2019, the Company signed an amended credit agreement where BIG cancelled $115,250 amount owed by the Company. On December 1, 2019, the agreement was amended to pay $1 a month as of December 1, 2019. As of December 31, 2019, the Company had trade and other payables owing to this related party of $6,301 (December 31, 2018 - $20,458). The Company also terminated the rental agreement as at December 31, 2019 with BIG with a monthly rental expense of $16,500 that was due to expire on February 28, 2020.

Pursuant to the loan agreement with Ryde GmbH (“Borrower”) dated July 27, 2018, as amended on July 12, 2019 and September 30, 2019, we transferred to Borrower $500,000 on or about July 9, 2018 and $750,000 on or about July 27, 2018 and Borrower owes us $1,250,000, plus accrued interest. Under the Agreement, the parties agreed that commencing on January 1, 2020, interest will commence accruing on the outstanding principal balance of the loan at a rate of 6%per annum (previously 12% per annum for the $500,000 loan and 2% per annum for the $750,000 loan provided, however, any amounts not paid thereunder when due would have immediately commence accruing interest at a default rate of 18% per annum and 12% per annum respectively for both the loans) and if there is any default on the terms of the loan agreement, default interest at the lesser of 18% per annum and the highest rate permitted by applicable law will be deemed to have retroactively been accruing on the loan as of January 1, 2020 and will continue accrue until the earlier of the date such default is cured and the date the loan is repaid in full.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

8. RELATED PARTY TRANSACTIONS (CONT’D)

In addition, under the Agreement, Borrower agreed to pay us $125,000 on or before February 7, 2020 as payment in full of all interest accrued under the loan agreement through December 31, 2019 and commencing on March 31, 2020, Borrower agreed to make quarterly interest only payments on or before the last day of each calendar quarter until such time as the loan is repaid in full.

In addition, under the Agreement, Borrower agreed to pay us $150,000 on or before February 7, 2020, which will reduce the outstanding principal balance of the loan by $150,000. Borrower agreed that the remaining unpaid principal balance of the loan and all accrued and unpaid interest, will be due and paid in full on or before the earlier of (a) December 31, 2021, and (b) March 31, 2021, provided, Borrower has Earnings Before Interest, Taxes, Depreciation and Amortization or EBITDA as defined under United States GAAP of more than $5,000,000, for the 12 month period ending December 31, 2020, as certified by an independent auditor appointed by Borrower. If Borrower does not provide such certified financial statements on or before March 31, 2021, Borrower agreed that the remaining unpaid principal balance of the loan and all accrued and unpaid interest, will be immediately due and paid in full.

On or before February 7, 2020, Borrower agreed to pay to us a total of $27,500 for expense reimbursement.

In addition, we terminated the Business Services Agreement (“BSA”) with Ryde Holding Inc. (“Customer”) dated December 29, 2017, as amended on March 15, 2018, July 9, 2018 and October 29, 2018. Customer agreed to issue to us 10 million KodakOne Tokens after their issuance. As per the BSA we had agreed to provide consulting of corporate development and governance, business development and technical services, business awareness services, financial and administrative services and media management services. In addition, we agreed to provide to Customer the monthly services from January 1, 2020 to December 31, 2020 consisting of board and corporate strategy management and board and corporate governance management. Customer has since acquired internal resources to provide the services as anticipated under the BSA and hence both the parties had mutually agreed to terminate the BSA in exchange for 10 million KodakOne Tokens which are to be issued after their issuance.

Our chairman and director, Cameron Chell, is a director, officer and an indirect shareholder of Business Instincts Group Inc. which owns 10% of the common stock of Ryde Holding Inc., the parent company of Ryde GmbH and he is also a director, officer and indirect shareholder of Blockchain Merchant Group, Inc. which owns 2.5% of the common stock of Ryde Holding Inc. Mr. Chell has also been a director and secretary of Ryde Holding Inc. from December 2017 and chairman of Ryde Holding Inc. from February 2018. From December 2017 to February 2018, our president, Bruce Elliott, served as the chief marketing officer of Ryde Holding Inc. Our chief financial officer, Swapan Kakumanu has also been the chief financial officer of Ryde Holding Inc. from October 2018.

On February 7, 2020, we entered into an amendment to the loan agreement and termination of business services agreement (the “Agreement”) with Ryde GmbH (“Borrower”) and Ryde Holding Inc. (“Customer”).

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. Previously, on October 9, 2017, the Company had signed an agreement with a company owned by Swapan Kakumanu to complete the accounting functions of the Company. On June 26, 2019, Red to Black credited the Company $25,000 in amounts owing. As of December 31, 2019, the Company had trade and other payables owing to this related party of $31,688 (December 2018 - $14,000)

9. REVENUE

The Company had revenue stream in 2019 related to one customer for consulting services provided.

10. SHARE CAPITAL

On May 16, 2019, the Company completed a private placement where 1,000,000 shares were issued at a price of $0.40 (Canadian dollars (“CAD”)) for total gross proceeds of $400,000 CAD or $295,565 less share issue costs of $1,836.

On October 19, 2019, the Company issued 333,333 common shares to Tryton Financial Corporation by way of a debt settlement for $100,000 at a deemed price of US$0.30 per share.

On November 7, 2019, the Company issued 93,226 common shares to Uptick Capital LLC for services rendered for $15,000.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

11. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that our board of directors may grant options to acquire common shares of the Company at not less than 100% of the greater of: (i) the fair market value of the shares underlying the options on the grant date and (ii) the fair market value of the shares underlying the options on the date preceding the grant date at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. As of December 31, 2017, the maximum number of options available for grant was 3,000,000 shares. On January 22, 2018, the maximum number of options available for grant was increased to 3,900,000 shares. As of December 31, 2019, there are 3,400,000 stock options issued (December 31, 2017 – 2,900,000) and 500,000 stock options unissued (December 31, 2017 – 100,000).

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

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

11. STOCK-BASED COMPENSATION (CONT’D)

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

Stock-based compensation expense recognized for the years ended December 31, 2019 and 2018 were $116,755 and $236,388, respectively. Stock options granted are valued at the fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Years Ended December 31,
	2019	2018
Share price	$0.60	$0.60
Exercise price	$0.60-1.00	$0.60-1.00
Time to maturity (years)	10	2-10
Risk-free interest rate	1.68%-2.41%	2.61%-3.11%
Expected volatility	119.58%-145.24%	50.48%-192.68%
Dividend per share	$0.00	$0.00
Forfeiture rate	Nil	Nil

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2017	2,900,000	0.10	0.10	8.8
Granted	500,000	0.55	0.64	8.5
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding, December 31, 2018	3,400,000	0.17	0.18	8.6
Granted	100,000	0.55	0.64	8.5
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding, December 31, 2019	3,500,000	0.17	0.19	7.8
Options exercisable, December 31, 2019	2,980,554	0.14	0.16	7.7

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

11. STOCK-BASED COMPENSATION (CONT’D)

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

12. INCOME TAXES

For the fiscal years 2019 and 2018, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2019 and 2018, the Company had net operating loss carry forwards of approximately $8,957,633 and $4,712,862, respectively. The carry forwards expire through the year 2038. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Tax Cuts and Jobs Act was enacted on December 22, 2017 which reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. We used 21% as an effective rate. The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes (2018 – 21%)), as follows:

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

12. INCOME TAXES (CONT’D)

	For the years ended December 31,
	2019	2018
Net operating loss before taxes	$(4,597,914)	$(4,019,854)
Federal income tax rate	21%	21%
Tax expense (benefit) at the statutory rate	(965,562)	(844,169)
Non-deductible items
Tax effect of stock-based compensation (non-qualifying options)	24,519	49,641
Change in valuation allowance	941,043	794,528
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities. The tax effect of significant components of the Company’s deferred tax assets at December 31, 2018 and 2017, respectively, are as follows:

	2019	2018
Deferred tax asset:
Net operating loss carry forwards	$1,955,263	$940,060
Total gross deferred tax assets	1,955,263	940,060
Less: Deferred tax asset valuation allowance	(1,955,263)	(940,060)
Total net deferred tax assets	$-	$-

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

13. FINANCIAL INSTRUMENTS

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

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

13. FINANCIAL INSTRUMENTS (CONT’D)

	As of December 31,
	2019	2018
Investment in related party	$37	$37

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

14. NON-CONTROLLING INTEREST

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

The following table sets forth a summary of the changes in non-controlling interest:

Year ended December 31	2019
Non-controlling interest at beginning of period	$-
Share issuance	410
Net loss	(290,351)
Non-controlling interest at end of period	$(289,941)

15. SUBSEQUENT EVENTS

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. It is unknown how long these conditions will last and what the complete financial effect will be to the company. Our sBetOne project is currently on hold due to professional sports being shut down. We are vulnerable to the risk of a near-term severe impact if the risks related to Covid-19 negatively affect our ability to raise funds.

On February 7, 2020, we entered into an amendment to the loan agreement and termination of business services agreement (the “Agreement”) with Ryde GmbH (“Borrower”) and Ryde Holding Inc. (“Customer”).

Pursuant to the loan agreement with Borrower dated July 27, 2018, as amended on July 12, 2019 and September 30, 2019, we transferred to Borrower US$500,000 on or about July 9, 2018 and US$750,000 on or about July 27, 2018 and Borrower owes us US$1,250,000, plus accrued interest. Under the Agreement, the parties agreed that commencing on January 1, 2020, interest will commence accruing on the outstanding principal balance of the loan at a rate of 6%per annum (previously 12% per annum for the US$500,000 loan and 2% per annum for the US$750,000 loan provided, however, any amounts not paid thereunder when due would have immediately commence accruing interest at a default rate of 18% per annum and 12% per annum respectively for both the loans) and if there is any default on the terms of the loan agreement, default interest at the lesser of 18% per annum and the highest rate permitted by applicable law will be deemed to have retroactively been accruing on the loan as of January 1, 2020 and will continue accrue until the earlier of the date such default is cured and the date the loan is repaid in full.

In addition, under the Agreement, Borrower agreed to pay us US$125,000 on or before February 7, 2020 as payment in full of all interest accrued under the loan agreement through December 31, 2019 and commencing on March 31, 2020, Borrower agreed to make quarterly interest only payments on or before the last day of each calendar quarter until such time as the loan is repaid in full.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

15. SUBSEQUENT EVENTS (CONT’D)

On February 7, 2020, we concluded the Business Services Agreement (“BSA”) with Customer dated December 29, 2017, as amended on March 15, 2018, July 9, 2018 and October 29, 2018. Customer agreed to issue to us 10 million KodakOne Tokens after their issuance. As per the BSA we had agreed to provide consulting of corporate development and governance, business development and technical services, business awareness services, financial and administrative services and media management services. In addition, we agreed to provide to Customer the monthly services from January 1, 2020 to December 31, 2020 consisting of board and corporate strategy management and board and corporate governance management. Customer has since acquired internal resources to provide the services as anticipated under the BSA and hence both the parties had mutually agreed to terminate the BSA in exchange for 10 million KodakOne Tokens which are to be issued after their issuance.

In addition, under the Agreement, Borrower agreed to pay us US$150,000 on or before February 7, 2020, which will reduce the outstanding principal balance of the loan by US$150,000. Borrower agreed that the remaining unpaid principal balance of the loan and all accrued and unpaid interest, will be due and paid in full on or before the earlier of (a) December 31, 2021, and (b) March 31, 2021, provided, Borrower has Earnings Before Interest, Taxes, Depreciation and Amortization or EBITDA as defined under United States GAAP of more than US$5,000,000, for the 12 month period ending December 31, 2020, as certified by an independent auditor appointed by Borrower. If Borrower does not provide such certified financial statements on or before March 31, 2021, Borrower agreed that the remaining unpaid principal balance of the loan and all accrued and unpaid interest, will be immediately due and paid in full.

On or before February 7, 2020, Borrower agreed to pay to us a total of US$27,500 for expense reimbursement related to ($17,500 for Pickwick invoice and $10,000 for Raue invoice).

The Company intends to settle debt (the “Debt Settlement”) in the amount of US$40,000 owed by the Company to one creditor of the Company by the issuance of 200,000 common shares (each, a “Share”) of the Company at a deemed price of US$0.20 per Share. The Debt Settlement is subject to the approval of the TSX Venture Exchange and entry into a debt settlement agreement with the creditor. The Shares issued in the Debt Settlement are subject to resale restrictions imposed by applicable law or regulation, including a statutory hold period expiring four months and one day from the date of closing of the Debt Settlement.

The Company has amended the terms of an aggregate of 225,000 options (the “Options”) granted to consultants between February 16, 2018 and August 15, 2018. The options were originally granted with exercise prices ranging from US$0.60 to US$1.00 per share. The Company has determined to reduce the exercise prices of all such Options to US$0.10 per share. All other terms of the Options remain the same. The amendments are subject to the approval of the TSX Venture Exchange.

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

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting. Our principal executive officer and our principal financial officer have assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report on Form 10-K based on the criteria for effective internal control described Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission 2013. Based on this assessment, our principal executive officer and our principal financial officer have concluded our internal control over the financial reporting is not effective due to the following material weaknesses, which existed as of December 31, 2019:

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

Changes in Internal Control over Financial Reporting during the Fourth Quarter of 2019

During the fourth quarter ended December 31, 2019, there were no changes to our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Bruce Elliott	President	56	October 15, 2017
Michael Blum	Chief Operating Officer, Secretary, Treasurer and Director	43	October 9, 2017
Swapan Kakumanu	Chief Financial Officer	50	December 4, 2018
Cameron Chell	Chairman and Director	51	August 21, 2017
James P. Geiskopf	Lead Director	60	August 28, 2014
Edmund C. Moy	Director	62	February 9, 2018
James M. Carter	Director	74	May 17, 2018
Alphonso Jackson	Director	74	June 22, 2018

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

Mr. Geiskopf currently serves on the board of directors of Verb Technology Company, Inc. (VERB: NASDAQ), formerly nFusz, Inc. (since May 7, 2014), a company having shares of common stock registered under the Securities Exchange Act of 1934. He served as a director of Electronic Cigarettes International Group, Ltd. from June 2013 to March 2017. He was the president, secretary, treasurer and a director of Searchbyheadlines.com (now Naked Brand Group Inc.) from December 22, 2011 to July 30, 2012, and the president and director of The Resource Group from 2007 to 2009. From 1986 to 2007, he served as the president and chief executive officer of Budget Rent-a-Car of Fairfield, California. Mr. Geiskopf also served on the board of directors of Suisun Valley Bank from 1986 to 1993 and on the board of directors of Napa Valley Bancorp. from 1991 to 1993.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended December 31, 2019 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2019;
(b)	each of two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2019; and
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2019,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company for the years ended December 31, 2019 and 2018 are set out in the following summary compensation table:

Summary Compensation Table – Years Ended December 31, 2019 and 2018

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Bruce Elliott	2019	80,000	-	-	-		-	-	-	80,000
President(1)	2018	170,000	-	-	8,594	(7)	-	-	-	178,594

Michael Blum	2019	36,000	-	-	-		-	-	-	36,000
Chief Operating Officer, Secretary, Treasurer and Director(2)	2018	121,806	-	-	17,187	(4)	-	-	-	138,993

Swapan Kakumanu	2019	25,000	-	-	-		-	-	-	25,000
Chief Financial Officer(3)	2018	4,516	-	-	27,619		-	-	-	32,135

Notes:

(1)	On October 15, 2017, Mr. Elliott was appointed as the president of our company.
(2)	On October 9, 2017, Mr. Blum was appointed as the chief financial officer, secretary, treasurer and a director of our company. On December 4, 2018, Mr. Blum resigned as our chief financial officer in order to accommodate the appointment of Swapan Kakumanu as our chief financial officer. On the same day, Mr. Blum was appointed as chief operating officer.
(3)	On December 4, 2018, Mr. Kakumanu was appointed as the chief financial officer of our company.
(4)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. See Note 7 of our annual financial statements for the years ended December 31, 2019 and 2018 for a description of the assumptions made in the valuation of these stock options.

Narrative Disclosure to Summary Compensation Table

In connection with the appointment of Bruce Elliott as president, we have entered into an independent consultant agreement dated October 15, 2017 with Bruce Elliott whereby we agreed to pay Mr. Elliott a signing bonus of $7,500, payable within 30 days, and a consulting fee in the amount of $10,000 per month, which was increased to $12,000 per month commencing on February 1, 2018 with the approval of our board of directors. On June 1, 2018, his consulting fee increased to $16,000 per month with the approval of our board of directors. On December 1, 2019, his consulting fee decreased to $1 per month. Subject to compliance with all applicable securities laws, we also agreed to grant to Mr. Elliott 200,000 stock options within 60 days at a price of $0.10 per share, which stock options become exercisable as follows: (i) 1/3 upon the date of grant; (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date. The agreement continues for twelve months terms which will automatically be renewed unless we provide 90 days prior written notice of our intention to not renew the agreement. The agreement may be terminated by (i) Mr. Elliott by providing at least 90 days advance notice in writing, (ii) us by giving at least 90 days advance notice in writing, or (iii) us without notice in the event that Mr. Elliott: (a) breaches any term of the agreement, (b) neglects the services or any other duty to be performed under the agreement, (c) engages in any conduct which is dishonest, or damages our reputation or standing, (d) is convicted of any criminal act, (e) engages in any act of moral turpitude, (f) files a voluntary petition in bankruptcy, or (g) is adjudicated as bankrupt or insolvent. Mr. Elliott has also agreed for the term of the agreement not to compete with us in the business of providing services for blockchain initial coin offerings. During the term of the agreement and for a period of one year immediately following the termination or expiration of the agreement, Mr. Elliott has agreed not to solicit or induce any customer, prospective customer, supplier, sales personnel, employee or independent contractor involved with us to terminate or breach any employment, contractual or other relationship with us, or to otherwise discontinue or alter such third party’s relationship with us.

In connection with the appointment of Michael Blum as chief financial officer, we have entered into an independent consultant agreement dated October 9, 2017 with Michael Blum whereby we agreed to pay Mr. Blum a signing bonus of $25,000, payable within 30 days, and a consulting fee in the amount of $10,000 per month. Subject to compliance with all applicable securities laws, we also agreed to grant to Mr. Blum stock options in an amount to be determined by our board of directors. The agreement continues for twelve months terms which will automatically be renewed unless we provide 30 days prior written notice of our intention to not renew the agreement. The agreement may be terminated by (i) Mr. Blum by providing at least 30 days advance notice in writing, (ii) us by giving at least 30 days advance notice in writing, or (iii) us without notice in the event that Mr. Blum: (a) breaches any term of the agreement, (b) neglects the services or any other duty to be performed under the agreement, (c) engages in any conduct which is dishonest, or damages our reputation or standing, (d) is convicted of any criminal act, (e) engages in any act of moral turpitude, (f) files a voluntary petition in bankruptcy, or (g) is adjudicated as bankrupt or insolvent. Mr. Blum has also agreed for the term of the agreement not to compete with us in the business of providing services for blockchain initial coin offerings. During the term of the agreement and for a period of one year immediately following the termination or expiration of the agreement, Mr. Blum has agreed not to solicit or induce any customer, prospective customer, supplier, sales personnel, employee or independent contractor involved with us to terminate or breach any employment, contractual or other relationship with us, or to otherwise discontinue or alter such third party’s relationship with us. On December 4, 2018, we removed Michael Blum as our chief financial officer in order to accommodate the appointment of Swapan Kakumanu as our chief financial officer in connection with our application to list our common stock on the TSX Venture Exchange. In connection with the appointment of Michael Blum as chief operating officer, on December 4, 2018, we have entered into an amendment to the independent consultant agreement dated October 9, 2017 with Mr. Blum whereby the parties (i) modified the services to be provided by Mr. Blum to reflect his new position with our company as chief operating officer and (ii) increased his consulting fee to $12,000 per month commencing December 4, 2018. On December 1, 2019, his consulting fee decreased to $1 per month.

Since October 1, 2017, we have paid Red to Black Inc., a company controlled by Swapan Kakumanu $4,000 per month which was amended to $10,000 per month from February 1, 2018 for providing accounting and controller services. On December 4, 2018, we removed Michael Blum as our chief financial officer in order to accommodate the appointment of Swapan Kakumanu as our chief financial officer in connection with our application to list our common stock on the TSX Venture Exchange. In connection with the appointment of Swapan Kakumanu as chief financial officer, we have entered into an independent consultant agreement dated December 4, 2018 with Swapan Kakumanu whereby we agreed to pay a consulting fee of $5,000 per month. Commencing December 1, 2019, the consulting agreement was amended to pay $1 per month. Subject to compliance with all applicable securities laws, we also agreed to grant to Mr. Kakumanu stock options in an amount to be determined by our board of directors. The agreement continues for a twelve month term, which will automatically be renewed unless we provide 30 days prior written notice of our intention to not renew the agreement. The agreement may be terminated by (i) Mr. Kakumanu by providing at least 30 days advance notice in writing, (ii) us by giving at least 30 days advance notice in writing, or (iii) us without notice in the event that Mr. Kakumanu: (a) breaches any term of the agreement, (b) neglects the services or any other duty to be performed under the agreement, (c) engages in any conduct which is dishonest or damages our reputation or standing, (d) is convicted of any criminal act, (e) engages in any act of moral turpitude, (f) files a voluntary petition in bankruptcy, or (g) is adjudicated as bankrupt or insolvent. Mr. Kakumanu has also agreed, for the term of the agreement, not to compete with us in the business of providing services for blockchain initial coin offerings. During the term of the agreement, and for a period of one year immediately following the termination or expiration of the agreement, Mr. Kakumanu has agreed not to solicit or induce any customer, prospective customer, supplier, sales personnel, employee, or independent contractor involved with us to terminate or breach any employment, contractual or other relationship with us, or to otherwise discontinue or alter such third party’s relationship with us.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2019:

	Option awards							Stock awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Bruce Elliott	200,000	(1)	-		-	0.10	October 15, 2027	-	-	-	-
Michael Blum	400,000	(1)	-		-	0.10	October 15, 2027	-	-	-	-
Swapan Kakumanu	66,667	(2) (4)	33,333	(2) (4)	-	0.10	October 15, 2027	-	-	-	-
Swapan Kakumanu	50,000	(3) (4)	25,000	(3) (4)	-	0.60	June 8, 2028	-	-	-	-

Notes:

(1)	The stock options become exercisable as follows: (i) 1/3 upon the date of grant (October 15, 2017); (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date.
(2)	The stock options become exercisable as follows: (i) 1/3 on the first anniversary date of grant (October 15, 2018); (ii) 1/3 on the second anniversary date and (iii) 1/3 on the third anniversary date.
(3)	The stock options become exercisable as follows: (i) 1/3 upon the date of grant (June 8, 2018); (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date.
(4)	These stock options are held by Red to Black Inc., a company controlled by Swapan Kakumanu

Compensation of Directors

During the year ended December 31, 2019, compensation to directors who were not our named executive officers is set out in the director compensation table below:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Cameron Chell(1)	-	-	-	(7)	-	-	-	-	(2)
James P. Geiskopf(3)	40,000	-	-	(7)	-	-	-	-
Edmund C. Moy(4)	16,667	-	-	(7)	-	-	-	-
James M. Carter(5)	16,667	-	-	(7)	-	-	-	-
Alphonso Jackson(6)	12,500	-	-	(7)	-	-	-	-

(1)	On August 21, 2017, Mr. Chell was appointed as the president and chief executive officer and a director of our company. On October 15, 2017, Mr. Chell resigned as our president and chief executive officer in order to accommodate the appointment of Bruce Elliott as our president. On the same day, Mr. Chell was appointed as the non-executive chairman.
(2)	Does not include the fees and stock options received by Business Instincts Group Inc. On October 18, 2017, we entered into a business services agreement with Business Instincts Group Inc., a company of which Mr. Chell is a director, officer and indirect shareholder. The fees and stock options received by Business Instincts Group Inc. are compensation for the services provided by that company as a whole and we did not compensate Mr. Chell separately for these services. See Business – Recent Developments for additional information.
(3)	Effective August 28, 2014, Mr. Geiskopf was appointed as president, secretary, treasury and director of our company. On August 21, 2017, Mr. Geiskopf resigned as our president. On October 9, 2017, Mr. Geiskopf resigned as our secretary and treasurer.
(4)	On February 9, 2018, Mr. Moy was appointed as a director of our company.
(5)	On May 17, 2018, Mr. Carter was appointed as a director of our company.
(6)	On June 22, 2018, Mr. Jackson was appointed as a director of our company.
(7)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. See Note 7 of our annual financial statements for the years ended December 31, 2019 and 2018 for a description of the assumptions made in the valuation of these stock options.

On January 22, 2018, we entered into an offer letter with James P. Geiskopf, pursuant to which, among other things, we agreed to pay Mr. Geiskopf $120,000 in annual cash compensation commencing on January 1, 2018. On June 26, 2019, Mr. Geiskopf agreed to a credit $30,000 of his annual cash compensation. On December 20, 2019, Mr. Geiskopf agreed to credit the remaining outstanding invoices of $50,000.

In connection with the appointment of Edmund C. Moy as a director on February 9, 2018, we entered into an offer letter dated February 9, 2018 with Mr. Moy, pursuant to which, among other things, we agreed to pay Mr. Moy $50,000 in annual cash compensation and grant 100,000 stock options. Effective February 9, 2018, we granted to Mr. Moy 100,000 stock options, which are exercisable at an exercise price of $0.60 per share until February 9, 2028. The stock options become exercisable as follows: (i) 1/3 on the grant date, (ii) 1/3 on the first anniversary of the grant date and (iii) 1/3 on the second anniversary of the grant date. On December 20, 2019 ,Mr. Moy agreed to credit the remaining outstanding invoices of $33,333.

In connection with the appointment of James Carter as a director on May 17, 2018, we entered into an offer letter dated May 17, 2018 with Mr. Carter, pursuant to which, among other things, we agreed to pay Mr. Carter $50,000 in annual cash compensation and grant 100,000 stock options. Effective May 17, 2018, we granted to Mr. Carter 100,000 stock options, which are exercisable at an exercise price of $0.60 per share until May 17, 2028. The stock options become exercisable monthly over 36 months as follows: 1/36 of the stock options vesting each month commencing on May 17, 2018. On December 20, 2019 ,Mr. Moy agreed to credit the remaining outstanding invoices of $33,333.

In connection with the appointment of Alphonso Jackson as a director on June 22, 2018, we entered into an offer letter dated June 22, 2018 with Mr. Jackson, pursuant to which, among other things, we agreed to pay Mr. Jackson $50,000 in annual cash compensation and grant 100,000 stock options, which stock options were previously granted on June 7, 2018 in connection with his appointment as a member of our advisory board. The stock options are exercisable at the exercise price of $0.60 per share until June 7, 2028. The stock options become exercisable as follows: (i) 1/3 on the grant date, (ii) 1/3 on the first anniversary of the grant date and (iii) 1/3 on the second anniversary of the grant date. On December 20, 2019 ,Mr. Jackson agreed to credit the remaining outstanding invoices of $47,500.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2020, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our directors, our named executive officers and by our executive officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)(2)
Bruce Elliott 6 Kermode Road, Crosby, Isle of Man 1M4 4BZ	Common Stock	200,000	(3)	*
Michael Blum 2212 Glenbrook Way, Las Vegas, NV 89117	Common Stock	650,000	(4)	2.74%
Swapan Kakumanu 193 Simcoe Circle SW, Calgary, AB T3H 4S3	Common Stock	133,333	(5)	*
Cameron Chell 561 Indiana Court, Venice Beach, CA 90291	Common Stock	2,650,000	(6)	11.16%
James P. Geiskopf 3250 Oakland Hills Court, Fairfield, CA 94534	Common Stock	1,900,000	(7)	7.99%
Edmund C. Moy 4251 Campbell Avenue, Suite 313, Arlington, VA 22206	Common Stock	100,000	(8)	*
James M. Carter 12532 23rd Ave, Surrey, BC V4A 2C4, Canada	Common Stock	69,447	(9)	*
Alphonso Jackson 1411 Key Blvd, Unit 601, Arlington, VA 22209	Common Stock	58,333	(10)	*
All executive officers and directors as a group (8 persons)	Common Stock	5,761,113		24.25%

Notes

* Less than 1%.

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Percentage of ownership is based on 23,756,033 shares of our common stock issued and outstanding as of March 25, 2020.
(3)	Comprised of 200,000 options to purchase shares of our common stock exercisable within 60 days.
(4)	Includes 400,000 options to purchase shares of our common stock exercisable within 60 days.
(5)	Includes 83,333 options to purchase shares of our common stock exercisable within 60 days, held by Red to Black Inc., a company controlled by Mr. Kakumanu.
(6)	Comprised of 50,000 shares of our common stock held directly, 2,000,000 shares of our common stock held indirectly through Blockchain Fund GP Inc., 200,000 shares of our common stock held indirectly through 1373024 Alberta Inc. and 400,000 options to purchase shares of our common stock exercisable within 60 days, held by Mr. Chell. Mr. Chell has the sole power to vote or direct the vote, and to dispose or direct the disposition of the shares of our common stock held by Blockchain Fund GP Inc. and 1373024 Alberta Inc.
(7)	Includes 400,000 options to purchase shares of our common stock exercisable within 60 days.
(8)	Includes 66,666 options to purchase shares of our common stock exercisable within 60 days.
(9)	Includes 55,560 options to purchase shares of our common stock exercisable within 60 days.
(10)	Includes 66,666 options to purchase shares of our common stock exercisable within 60 days.

Changes in Control

We are unaware of any arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since January 1, 2018, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds $20,258.50, being the lesser of $120,000 or one percent of the average of its total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

On October 18, 2017, we entered into a business services agreement with Business Instincts Group Inc., on November 20, 2017, we entered into a loan agreement with RYDE Holding Inc. (“Ryde”), formerly WENN Digital Inc., and, on December 29, 2017, as amended as of March 15, 2018, July 9, 2018, and October 29, 2018, we entered into a business services agreement with Ryde. Our chairman and director, Cameron Chell, is a director, officer and an indirect shareholder of Business Instincts Group Inc. which owns 10% of the common stock of Ryde and he is also a director, officer and indirect shareholder of Blockchain Merchant Group, Inc. which owns 2.5% of the common stock of Ryde. Mr. Chell has also been a director and secretary of Ryde from December 2017 and chairman of Ryde from February 2018. From December 2017 to February 2018, our president, Bruce Elliott, served as the chief marketing officer of Ryde. Our chief financial officer, Swapan Kakumanu has also been the chief financial officer of Ryde from October 2018. See Related Party (Note 8) for additional information.

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

On July 9, 2018, we entered into a loan agreement with Ryde whereby we provided to Ryde a loan in the principal amount of $750,000. The principal amount of the loan bears interest at the rate of 2% per annum, provided, however, any amounts not paid when due will immediately commence accruing interest at the default rate of 10% per annum. The principal amount of the loan, any accrued and unpaid interest thereon, and any other amounts owing under the loan maters on the earlier of (i) March 9, 2019 and (ii) the closing by Ryde of a minimum of $3,000,000 in financings, in the aggregate, whether through the sale of KodakCoins, equity or otherwise. Ryde can prepay all outstanding amounts on 10 days’ notice to our company. This loan agreement has since been amended (please see Note 8).

On November 27, 2018, we issued 200,000 shares of our common stock to 1373024 Alberta Inc., a company wholly-owned by Cameron Chell, our chairman and director, at a price of $1.00 per share for aggregate gross proceeds of $200,000.

Effective May 1, 2018, we entered into a facility services agreement with Business Instincts Group Inc., a company of which Cameron Chell is a director, officer and indirect shareholder, whereby we agreed to pay Business Instincts Group Inc. a basic monthly rent of $16,500 for the complete occupancy term commencing May 1, 2018 until February 28, 2020 to use the premises located at 4101 Redwood Ave, Building F. Los Angeles, California 90066 for general office purposes. This service agreement has since been terminated as at December 31, 2019.

The Company entered into six promissory notes on July 18, 2019, August 9, 2019, September 13, 2019, October 4, 2019, November 19, 2019, and December 18, 2019 with BIG. As of December 31, 2019, the Company owed $484,525 in principal and interest (December 31, 2018 - $Nil).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to our company for the years ended December 31, 2019 and December 31, 2018 for professional services rendered by Haynie & Company, our independent registered public accounting firm:

Fees	2019		2018
Audit Fees	$55,000	*	$55,542
Audit Related Fees	-		-
Tax Fees	-		-
Other Fees	-		-
Total Fees	$55,000		$55,542

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

15. NON-CONTROLLING INTEREST

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

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)

Exhibit Number	Description
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)
10.13	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.14	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.15	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.16	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)
10.18	Loan Agreement dated November 20, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)
10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.21	Business Services Agreement dated effective December 29, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 15, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24	Offer Letter dated January 22, 2018 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)

Exhibit Number	Description
10.25	Offer Letter dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.26	2017 Equity Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.27	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.28	Stock Option Agreement dated October 15, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.29	Stock Option Agreement dated October 15, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.30	Stock Option Agreement dated October 15, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.31	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.32	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.33	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.34	Indemnification Agreement dated December 20, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.35	Indemnification Agreement dated December 20, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.36	Indemnification Agreement dated December 20, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.37	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.38	Offer Letter dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.39	Stock Option Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.40	Indemnification Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.41	Offer Letter dated June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.42	Stock Option Agreement dated June 7, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.43	Indemnification Agreement June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.44	Amendment Agreement dated effective as of June 25, 2018 to Business Services Agreement dated October 18, 2017 with Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 29, 2018)
10.45	Loan Agreement dated July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.46	Corporate Guaranty dated July 9, 2018 by Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.47	Amendment No. 2 to Business Services Agreement dated as of July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.48	Loan Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.49	Corporate Guaranty entered into as of August 29, 2018 by Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)

Exhibit Number	Description
10.50	Security Agreement entered into as of August 29, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.51	Security Assignment Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.52	Master Services Agreement dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.53	Software Services Statement of Work dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.54	Amendment No. 3 to Business Services Agreement dated as of October 29, 2018 with Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on October 31, 2018)
10.55	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.56	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.57	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.58	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.59	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.60	2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)
10.61	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 29, 2018)
10.62	Amendment to Independent Consultant Agreement dated December 4, 2018 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2018)
10.63	Master Services Agreement dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.64	Software Services Statement of Work dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.65	Stock Option Agreement dated October 15, 2017 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.66	Stock Option Agreement dated June 8, 2018 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.67	Independent Consultant Agreement dated effective December 4, 2018 with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.68	Indemnification Agreement with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.69	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2019)
10.70	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017 between CurrencyWorks Inc. and Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.71	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated January 22, 2018 between CurrencyWorks Inc. and James P. Geiskopf (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.72	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated February 9, 2018 between CurrencyWorks Inc. and Edmund C. Moy (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.73	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated May 17, 2018 between CurrencyWorks Inc. and James Carter (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.74	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated June 22, 2018 between CurrencyWorks Inc. and Alphonso Jackson (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.75	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017, as amended on November 30, 2018 and July 1, 2019 between CurrencyWorks Inc. and Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.76	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Business Services Agreement dated effective October 18, 2017 as amended on June 26, 2018 between CurrencyWorks Inc. and Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.77	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective December 4, 2018 between CurrencyWorks Inc. and Swapan Kakumanu (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.78	Amendment to Loan Agreement and Termination of Business Services Agreement dated February 7, 2020 with Ryde GmbH and Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 12, 2020)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K, filed on April2, 2018)
(16)	Letter re Change in Certifying Accountant
16.1	Letter from Pritchett, Siler & Hardy P.C. dated January 22, 2018 (incorporated by reference from our Current Report on Form 8-K, filed on January 22, 2018)
(21)	Subsidiaries
21.1	Subsidiaries of ICOx Innovations Inc. ICOx USA, Inc., Nevada corporation Cathio, Inc., Delaware corporation sBetOne, Inc., Delaware corporation
(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

ITEM 17. form 10-k summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRENCYWORKS INC.

By:

/s/Bruce Elliott
Bruce Elliott
President
(Principal Executive Officer)
Date: March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Bruce Elliott
Bruce Elliott
President
(Principal Executive Officer)
Date: March 30, 2020

/s/ Swapan Kakumanu
Swapan Kakumanu
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 30, 2020

/s/ Michael Blum
Michael Blum
Chief Operating Officer, Secretary, Treasurer, and Director
Date: March 30, 2020

/s/ Cameron Chell
Cameron Chell
Director
Date: March 30, 2020

/s/James P. Geiskopf
James P. Geiskopf
Director
Date: March 30, 2020

/s/Edmund C. Moy
Edmund C. Moy
Director
Date: March 30, 2020

/s/James M. Carter
James M. Carter
Director
Date: March 30, 2020

/s/Alphonso Jackson
Alphonso Jackson
Director
Date: March 30, 2020

- 45 -