Form 10-Q
period 2020-03-31
CurrencyWorks Inc.
filed 2020-05-15
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-55049

CURRENCYWORKS INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3098487
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.

561 Indiana Court, Los Angeles, CA 90291

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,756,033 common shares issued and outstanding as at May 15, 2020.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the quarter ended March 31, 2020 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading.

CurrencyWorks Inc.

Condensed Consolidated Balance Sheets

	March 31, 2020 (unaudited)	December 31, 2019
Assets

Current Assets
Cash and cash equivalents	$9,918	$1,269
Prepaid expenses	24,083	26,617
Prepaid expenses, related party	15,000	15,000
Total Current Assets	49,001	42,886

Investment, related party	37	37
Total Assets	$49,038	$42,923

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$84,184	$227,707
Accounts payable and accrued expenses, related party	78,408	78,408
Loans payable, related party	536,340	526,340
Accrued interest, on loans payable, related party	15,186	8,500
Current portion of convertible notes	898,825	898,825
Current portion of interest on convertible notes	207,193	104,913
Total Current Liabilities	1,820,136	1,844,693

Convertible notes payable	101,500	101,500
Accrued interest on convertible notes	44,472	115,518
Total Liabilities	1,966,108	2,061,711

Commitments and Contingencies	-	-

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 23,756,033 and 23,756,033 shares issued and outstanding as at March 31, 2020 and December 31, 2019, respectively	23,755	23,755
Additional paid-in-capital	7,567,282	7,558,174
Accumulated deficit	(9,210,074)	(9,310,776)
Total CurrencyWorks Stockholders’ Deficit	(1,619,037)	(1,728,847)
Non-controlling interest	(298,033)	(289,941)
Total Stockholders’ Deficit	(1,917,070)	(2,018,788)

Total Liabilities and Stockholders’ Equity	$49,038	$42,923

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Revenues
Service revenue	$-	$-
Total revenues	-	-

Operating expenses
General and administrative expense	171,428	1,000,347
Consulting fees, related party	-	105,000
Service costs (reimbursements)	(26,957)	35,122
Total operating expenses	144,471	1,140,469

Net loss from operations	(144,471)	(1,140,469)

Other income (expense)
Other income	275,000	-
Interest income, related party	-	18,493
Note interest expense	(37,919)	(14,534)
Total other income (expense)	237,081	3,959

Provision for taxes	-	-

Net income/(loss)	$92,610	$(1,136,510)

Loss attributable to non-controlling interest	(8,092)	-
Net income (loss) attributable to CurrencyWorks	100,702	(1,136,510)

Earnings (loss) per common share – Basic	$0.00	$(0.05)
Earnings (loss) per common share – Diluted	$0.00

Weighted average number of common shares outstanding, basic	23,756,033	22,262,807
Weighted average number of common shares outstanding, diluted	27,256,033

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating activities
Net income (loss) for the period	$92,610	$(1,136,510)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Stock-based compensation	1,047	3,523
Stock-based compensation, related party	8,061	30,095
Non-cash lease expense	-	45,404
Changes in operating assets and liabilities
Accounts receivable, related party	-	(30,000)
Prepaid expense	2,534	(14,166)
Deferred service costs	-	(250,088)
Accrued interest receivable, related party	-	(18,493)
Accounts payable and accrued expenses	(143,523)	31,762
Accounts payable and accrued expenses, related party	-	327,490
Accrued interest on loans payable, related party	6,686	-
Accrued interest on notes payable	31,234	14,534
Deferred revenue	-	250,000
Change in operating lease liability	-	(45,404)
Net cash used in operating activities	(1,351)	(791,853)

Investing activities
Repayment of loan issued to related party	-	-
Net cash provided by investing activities	-	-

Financing activities
Proceeds from issuance of loans payable, related party	10,000	-
Proceeds from issuance of loans payable	-	325,000
Net cash provided by financing activities	10,000	325,000

Net changes in cash and equivalents	8,649	(466,853)

Cash and equivalents at beginning of the period	1,269	898,142

Cash and equivalents at end of the period	$9,918	$431,289

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash share issue costs	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible debt	$-	$75,000

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock				Non-
	Number of			Accumulated	Controlling	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Interest	Equity (Deficit)
Balance, December 31, 2018	21,579,474	$21,579	$6,959,881	$(4,712,862)	-	$2,268,598
Stock-based compensation	-	-	3,523	-	-	3,523
Stock-based compensation, related party	-	-	30,095	-	-	30,095
Share issuance for conversion of debt	750,000	750	74,250	-	-	75,000
Net loss for the period	-	-	-	(1,136,510)	-	(1,136,510)
Balance, March 31, 2019	22,329,474	$22,329	$7,067,749	$(5,849,372)	-	$1,240,706

Balance, December 31, 2019	23,756,033	$23,755	$7,558,174	$(9,310,776)	(289,941)	$(2,018,788)
Stock-based compensation	-	-	1,047	-		1,047
Stock-based compensation, related party	-	-	8,061	-		8,061
Net income (loss) for the period	-	-	-	100,702	(8,092)	92,610
Balance, March 31, 2020	23,756,033	$23,755	$7,567,282	$(9,210,074)	(298,033)	$(1,917,070)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Notes to Unaudited Condensed Interim Consolidated Financial Statements

As of March 31, 2020 and for the three months ended March 31, 2020 and 2019

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

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $9,210,074 as of March 31, 2020 and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed interim consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2019 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 26, 2019.

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

Earnings per Share

The Company computes earnings (loss) per share in accordance with ASC 105, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. At March 31, 2020, common shares from the conversion of debt (shares) (Note 3) and outstanding of stock options (shares) (Note 8) have been included as their effect is dilutive. At March 31, 2019, common shares from the conversion of debt (12,019,929 shares) and stock options (2,980,554 shares) have been excluded as their effects are anti-dilutive.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Deferred Revenue

The Company’s policy is to defer revenue that relate to services that have not yet been performed. Deferred revenue is recognized when the service has been performed.

Service Costs

The Company’s policy is to defer direct service costs that relate to the earning of contingent fee revenue. These deferred costs are expensed when the contingent fee revenue is recognized or when the earning the contingent fee revenue is in doubt.

Stock-Based Compensation

The Company has adopted FASB guidance on stock-based compensation. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The fair value of the options is calculated based off the Black Scholes valuation model.

The Company has issued stock options to employees and non-employees. Stock options granted to non-employees for services or performance not yet rendered would be expensed over the service period or until the goals had been reached. The fair value calculation is recalculated at the end of every reporting period until the goal had been reached, when the expense has been wholly recognized.

3. NOTES PAYABLE

The Company has convertible notes outstanding as at March 31, 2020 and are as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2020	8%	$73,825	$50,549	$124,374
Note 2(1)	12-30-2016	12-30-2021	8%	50,000	22,597	72,597
Note 3(1)	12-30-2016	12-30-2021	8%	21,500	9,717	31,217
Note 4(1)	03-02-2017	03-02-2022	8%	20,000	8,428	28,428
Note 5(1)	06-08-2017	06-08-2022	8%	10,000	3,730	13,730
Note 6(2)	10-30-2017	10-30-2020	10%	250,000	60,479	310,479
Note 7(2)(3)	10-30-2017	10-30-2020	10%	-	8,938	8,938
Note 8	02-13-2019	08-12-2020	15%	25,000	4,233	29,233
Note 9	02-22-2019	08-21-2020	15%	225,000	37,264	262,264
Note 10	02-27-2019	08-26-2020	15%	50,000	8,178	58,178
Note 11	03-12-2019	09-11-2020	15%	25,000	3,955	28,955
Note 12	09-05-2019	08-11-2020	15%	250,000	33,596	283,596
Note 13(4)	15-11-2019		5%	50,000	938	50,938
Note 14(4)	18-07-2019		5%	250,000	8,802	258,802
Note 15(4)	09-08-2019		5%	25,000	805	25,805
Note 16(4)	13-09-2019		5%	45,000	1,233	46,233
Note 17(4)	04-10-2019		5%	91,180	2,236	93,416
Note 18(4)	19-11-2019		5%	30,160	549	30,709
Note 19(4)	18-12-2019		5%	35,000	499	35,499
Note 20(4)	09-01-2020		5%	10,000	125	10,125
Total				$1,536,665	$266,851	$1,803,516

(1)	The principal of the note, and the interest calculated up to November 30, 2018, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.
(2)	The note may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.
(3)	The principal of the note has been converted into equity with the remaining interest outstanding to be payable.
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

On January 8, 2019, the principal of Note 7 was converted into common shares at a conversion price of $0.10 per share for a share issuance of 750,000 shares. As at March 31, 2020, the interest accrued is still payable.

Notes 8 through 11 were issued through sBetOne.

3. NOTES PAYABLE (CONT’D)

The balances of the convertible notes outstanding as at December 31, 2019 were as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2020	8%	$73,825	$49,077	$122,902
Note 2(1)	12-30-2016	12-30-2021	8%	50,000	21,600	71,600
Note 3(1)	12-30-2016	12-30-2021	8%	21,500	9,288	30,788
Note 4(1)	03-02-2017	03-02-2022	8%	20,000	8,028	28,028
Note 5(1)	06-08-2017	06-08-2022	8%	10,000	3,531	13,531
Note 6(2)	10-30-2017	10-30-2020	10%	250,000	54,247	304,247
Note 7(2)(3)	10-30-2017	01-08-2019	10%	-	8,938	8,938
Note 8	13-02-2019	12-08-2020	15%	25,000	3,298	28,298
Note 9	22-02-2019	21-08-2020	15%	225,000	28,849	253,849
Note 10	27-02-2019	26-08-2020	15%	50,000	6,308	56,308
Note 11	12-03-2019	11-09-2020	15%	25,000	3,021	28,021
Note 12	09-05-2019	08-11-2020	15%	250,000	24,247	274,247
Note 13(4)	15-11-2019		5%	50,000	315	50,315
Note 14(4)	18-07-2019		5%	250,000	5,685	255,685
Note 15(4)	09-08-2019		5%	25,000	493	25,493
Note 16(4)	13-09-2019		5%	45,000	672	45,672
Note 17(4)	04-10-2019		5%	91,180	1,099	92,279
Note 18(4)	19-11-2019		5%	30,160	174	30,334
Note 19(4)	18-12-2019		5%	35,000	62	35,062
Total				$1,526,665	$228,932	$1,755,597

(1)	The principal of the note, and the interest calculated up to November 30, 2018, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.
(2)	The note may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.
(3)	The principal of the note has been converted into equity with the remaining interest outstanding to be payable.
(4)	These promissory notes are un-secured and payable on demand with no maturity date

Based upon the balances as of March 31, 2020, the convertible notes and the related interest will come due in the following years:

	Principal	Interest	Total
2020	$1,435,165	$222,379	$1,657,544
2021	71,500	32,314	103,814
2022	30,000	12,158	42,158
Total	$1,536,665	$266,851	$1,803,516

4. NOTES RECEIVABLE – RELATED PARTY

Under the amended Agreement, Ryde Holding Inc. (“Ryde”) paid the Company $275,000 on February 7, 2020, which reduced the outstanding principal balance of the loan by $150,000 and outstanding interest of $125,000. As this was written down in 2019, this amount has been included in other income. Borrower agreed that the remaining unpaid principal balance of the loan and all accrued and unpaid interest, will be due and paid in full on or before the earlier of (a) December 31, 2021, and (b) March 31, 2021, provided, Borrower has Earnings Before Interest, Taxes, Depreciation and Amortization or EBITDA as defined under United States GAAP of more than $5,000,000, for the 12 month period ending December 31, 2020, as certified by an independent auditor appointed by Borrower. If Borrower does not provide such certified financial statements on or before March 31, 2021, Borrower agreed that the remaining unpaid principal balance of the loan and all accrued and unpaid interest, will be immediately due and paid in full.

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

On July 27, 2018, we entered into a loan agreement with Ryde whereby we provided to Ryde a loan in the principal amount of $500,000. This loan is unsecured, will mature on the earlier of eight (8) months from the date of issuance or the closing by Ryde of a minimum of $4,250,000 in financings, in the aggregate, whether through the sale of KodakCoins, equity, or otherwise and will bear interest at the rate of 12% interest per annum. However, any amounts not paid when due shall immediately commence accruing interest at the default rate of 18% per annum. As of December 31, 2019, interest of $23,474 has been accrued and earned.

	Effective Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	07-09-2018	03-09-2019	2%	$750,000	$7,192	$757,192
Note 2(1)	07-27-2018	03-27-2019	12%	500,000	23,474	523,474
Total as at December 31, 2018				$1,250,000	$30,666	$1,280,666
Impairment as at September 30, 2019				$(1.250,000)	$(30,666)	$(1,280,666)
Total as at March 31, 2020				$-	$-	$-

(1) The $500,000 was issued in four tranches and the interest is calculated based on the dates that those tranches were issued. As at December 31, 2019, the balances of the outstanding notes receivable were impaired. Please see subsequent events (Note 10).

On February 7, 2020, Ryde made a payment of $275,000, of which $150,000 is related to principal payment and $125,000 for interest payment to the Company. As the loan payable was written off in Q3 2019, this amount has been recorded in other income for the quarter ended March 31, 2020.

5. COMMITMENTS

The Company has no outstanding commitments as at March 31, 2020.

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

The Company’s office premises were provided to it at no cost by one of its directors until April 30, 2018. This director did not take any fees for serving as director during the quarter ended March 31, 2020.

6. RELATED PARTY TRANSACTIONS (CONT’D)

In October 2017, the Company signed an agreement with a company in which the Company’s Chairman is a director, officer, and 30.5% shareholder, to provide strategic management. On June 26, 2018, the agreement was amended to pay $105,000 a month as of June 1, 2018 and pay a bonus of $280,000. On June 26, 2019, the Company signed an amended credit agreement where Business Instincts Group (“BIG”) cancelled $115,250 amount owed by the Company. On December 1, 2019, the agreement was amended to pay $1 a month as of December 1, 2019. As of March 31, 2020, the Company had trade and other payables owing to this related party of $1 (December 31, 2019 - $145,480). The Company also terminated the rental agreement as at December 31, 2019 with BIG with a monthly rental expense of $16,500 that was due to expire on February 28, 2020.

Pursuant to the loan agreement with Ryde GmbH (“Borrower”) dated July 27, 2018, as amended on July 12, 2019 and September 30, 2019, we transferred to Borrower $500,000 on or about July 9, 2018 and $750,000 on or about July 27, 2018 and Borrower owes us $1,250,000, plus accrued interest. Under the Agreement, the parties agreed that commencing on January 1, 2020, interest will commence accruing on the outstanding principal balance of the loan at a rate of 6%per annum (previously 12% per annum for the $500,000 loan and 2% per annum for the $750,000 loan provided, however, any amounts not paid thereunder when due would have immediately commence accruing interest at a default rate of 18% per annum and 12% per annum respectively for both the loans) and if there is any default on the terms of the loan agreement, default interest at the lesser of 18% per annum and the highest rate permitted by applicable law will be deemed to have retroactively been accruing on the loan as of January 1, 2020 and will continue accrue until the earlier of the date such default is cured and the date the loan is repaid in full. The loan was written off in Q3 2019, any principle and interest payments received by Ryde are recorded as other income.

In addition, under the Agreement, Borrower paid us $125,000 on or before February 7, 2020 as payment in full of all interest accrued under the loan agreement through December 31, 2019 and commencing on March 31, 2020, Borrower agreed to make quarterly interest only payments on or before the last day of each calendar quarter until such time as the loan is repaid in full. As this amount was written down in 2019, interest payments received by Ryde are recorded as other income.

In addition, under the Agreement, Borrower paid us $150,000 on February 7, 2020, which will reduce the outstanding principal balance of the loan by $150,000. Borrower agreed that the remaining unpaid principal balance of the loan and all accrued and unpaid interest, will be due and paid in full on or before the earlier of (a) December 31, 2021, and (b) March 31, 2021, provided, Borrower has Earnings Before Interest, Taxes, Depreciation and Amortization or EBITDA as defined under United States GAAP of more than $5,000,000, for the 12 month period ending December 31, 2020, as certified by an independent auditor appointed by Borrower. If Borrower does not provide such certified financial statements on or before March 31, 2021, Borrower agreed that the remaining unpaid principal balance of the loan and all accrued and unpaid interest, will be immediately due and paid in full. As the loan payable was written off in 2019, payments received by Ryde GmbH are recorded as other income.

On February 7, 2020, Borrower paid to us a total of $27,500 for expense reimbursement.

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

6. RELATED PARTY TRANSACTIONS (CONT’D)

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

On February 7, 2020, we entered into an amendment to the loan agreement and termination of business services agreement (the “Agreement”) with Ryde GmbH (“Borrower”) and Ryde Holding Inc. (“Customer”), respectively.

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. Previously, on October 9, 2017, the Company had signed an agreement with a company owned by Swapan Kakumanu to complete the accounting functions of the Company. As of March 31, 2020, the Company had trade and other payables owing to this related party of $11,692 (December 31, 2019 - $31,688)

7. SHARE CAPITAL

The Company’s common stock is issued at a $0.001 par value. 75,000,000 shares have been authorized. As at March 31, 2020, 23,756,033 shares were issued and outstanding (December 31, 2019 – 23,756,033).

8. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that the Board of Directors have the right to grant options to acquire common shares of the Company at not less than the closing market price of the shares on the day preceding the grant at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. As of December 31, 2019, the maximum number of options available for grant was 3,900,000 shares. As of March 31, 2020, there are 3,500,000 stock options issued (December 31, 2019 – 3,500,000) and 400,000 stock options unissued (December 31, 2019 – 500,000).

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

Stock options granted are valued at the fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Three Months Ended March 31,
	2020	2019
Share price	$0.045	$0.25
Exercise price	$0.60	$0.60
Time to maturity (years)	10	10
Risk-free interest rate	0.70%	2.71%
Expected volatility	118.36%	172.65%
Dividend per share	$0.00	$0.00
Forfeiture rate	Nil	Nil

8. STOCK-BASED COMPENSATION (CONT’D)

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2019	3,500,000	0.17	0.19	7.8
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding, March 31, 2020	3,500,000	0.17	0.19	7.5
Options exercisable, March 31, 2020	3,080,555	0.15	0.17	7.5

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

As of March 31, 2020, the stock-based compensation expense for sBetOne was $2,946 (December 31, 2019 – $2,979).

9. NON-CONTROLLING INTEREST

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

The following table sets forth a summary of the changes in non-controlling interest:

Quarter ended March 31	2020
Non-controlling interest at December 31, 2019	$(289,941)
Net loss	(8,092)
Non-controlling interest at March 31, 2020	$(298,033)

10. SUBSEQUENT EVENTS

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

Results of Operations

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenue

We had no revenue for the three months ended March 31, 2020 and 2019.

Operating Expenses

We incurred general and administrative expenses of $171,428 and $1,000,347 for the three months ended March 31, 2020 and 2019, respectively, representing a decrease of $828,919 between the two periods. These expenses consisted primarily of consulting fees, pre-licensing fees, professional fees, and other general and administrative costs. The decrease in consulting fees between the two periods from $419,863 in 2019 to $46,160 in 2020 was due to the decrease in compensation for our president, chief operating officer, and Board of Directors. Pre-licensing fees decreased from $250,000 in 2019 to $0 in 2020. Once the definitive licensing agreement is signed with the license holder the Company will be able to adjust this pre-licensing fees from future minimum royalty fees that would be payable to the license holder. Professional fees decreased from $68,548 in 2019 to $9,379 in 2020 due to lower legal services as 2019 saw the Company spending on the evaluation of potential business opportunities and regulatory compliance. The decrease in other general and administrative costs decreased from $366,288 in 2019 to $116,591 in 2020 due to decreased travel costs, advertising and marketing costs, compliance fees, and stock-based compensation. Service costs decreased from $35,122 in 2019 to $0 in 2020 as many of the costs for the client being recognized are now being charged to them as per the amended agreement.

Consulting fees of $45,060 in the first quarter of 2020 relate in part to $15,000 paid to our Board of Directors, $30,000 paid for accounting services and other smaller costs.

The pre-licensing fees stem from an agreement between the Company and a potential client.

Other Income (Expense)

Other income includes $275,000 of recovered receivables received in Q1 from Ryde Holdings. Other expenses include interest expense on convertible notes payable of $37,919 for the three months ended March 31, 2020 compared to $14,534 for the same period last year.

Net Loss from Operations

We incurred net income from operations of $100,702 and loss of $1,136,510 for the three months ended March 31, 2020 and 2019, respectively, representing a net change of $1,237,212, primarily attributable to the factors discussed above under the heading “Operating Expenses”.

Liquidity and Capital Resources

Working Capital

	As at March 31, 2020	As at December 31, 2019
Current Assets	$49,001	$42,886
Current Liabilities	1,652,268	1,844,693
Working Deficit	$(1,603,267)	$(1,801,807)

Current Assets

Current assets were $49,001 as at March 31, 2020 and $42,886 at December 31, 2019. The increase in current assets as at March 31, 2020 was due to loans from Ryde Holdings received partially offset by the increase in cash spent on operating expenses.

Current Liabilities

Current liabilities as at March 31, 2020 were attributable to $170,684 in accounts payable and accrued expenses, $104,913 in current portion of accrued interest on convertible notes payable, current portion of convertible notes of $898,825, and $551,526 current portion of loans payable to related party compared to $306,115 in accounts payable and accrued expenses, $104,913 in current portion of accrued interest on convertible notes payable, current portion of convertible notes of $898,825, and $534,840 current portion of loans payable to related party as at December 31, 2019.

Cash Flow

	Three months ended March 31, 2020	Three months ended March 31, 2019
Net cash provided by (used in) operating activities	$(1,351)	$(791,853)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	10,000	325,000
Net changes in cash and cash equivalents	$8,649	$(466,853)

Operating Activities

Net cash used in operating activities was $1,351 for the three-month period ended March 31, 2020, as compared to net cash used of $791,853 for the three-month period ended March 31, 2019, a decrease of $790,502. The decrease in net cash used in operating activities was primarily due to receivables paid by Ryde Holdings of $275,000 mainly offset by decreases in accounts payables and accrued liabilities of $135,431, a decrease in accounts receivable and an increase in deferred service costs partially offset by a decrease in deferred offering costs, an increase in accounts payable and accrued liabilities, and an increase in deferred revenue.

Investing Activities

There was no investing activities for the three-month period ended March 31, 2020 and for the three-month period ended March 31, 2019.

Financing Activities

Financing activities provided cash of $10,000 for the three months ended March 31, 2020 and $325,000 for the three months ended March 31, 2019. In 2019, sBetOne issued $325,000 of convertible debentures.

Cash Requirements

Our estimated general and administrative expenses, operating expenses, and service costs for the next 12 months are $780,000 and are based on our current expenditures given the current market conditions.

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

Going Concern

Our unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $9,210,074 as at March 31, 2020 (December 31, 2019: $9,310,776). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

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

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the fiscal year ended December 31, 2019, our disclosure controls and procedures were not effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended March 31, 2020, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)
3.5	Articles of Merger dated effective September 3, 2019 (incorporated by reference from our Current Report on Form 8-K, filed on September 9, 2019)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)
10.13	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.14	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.15	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.16	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)
10.18	Loan Agreement dated November 20, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)
10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)

10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.21	Business Services Agreement dated effective December 29, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 15, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24	Offer Letter dated January 22, 2018 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.25	Offer Letter dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.26	2017 Equity Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.27	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.28	Stock Option Agreement dated October 15, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.29	Stock Option Agreement dated October 15, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.30	Stock Option Agreement dated October 15, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.31	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.32	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.33	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.34	Indemnification Agreement dated December 20, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.35	Indemnification Agreement dated December 20, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.36	Indemnification Agreement dated December 20, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.37	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.38	Offer Letter dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.39	Stock Option Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.40	Indemnification Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.41	Offer Letter dated June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.42	Stock Option Agreement dated June 7, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.43	Indemnification Agreement June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.44	Amendment Agreement dated effective as of June 25, 2018 to Business Services Agreement dated October 18, 2017 with Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 29, 2018)
10.45	Loan Agreement dated July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.46	Corporate Guaranty dated July 9, 2018 by Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)

10.47	Amendment No. 2 to Business Services Agreement dated as of July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.48	Loan Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.49	Corporate Guaranty entered into as of August 29, 2018 by Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.50	Security Agreement entered into as of August 29, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.51	Security Assignment Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.52	Master Services Agreement dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.53	Software Services Statement of Work dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.54	Amendment No. 3 to Business Services Agreement dated as of October 29, 2018 with Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on October 31, 2018)
10.55	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.56	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.57	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.58	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.59	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.60	2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)
10.61	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 29, 2018)
10.62	Amendment to Independent Consultant Agreement dated December 4, 2018 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2018)
10.63	Master Services Agreement dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.64	Software Services Statement of Work dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.65	Stock Option Agreement dated October 15, 2017 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.66	Stock Option Agreement dated June 8, 2018 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.67	Independent Consultant Agreement dated effective December 4, 2018 with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.68	Indemnification Agreement with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.69	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2019)
10.70	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017 between CurrencyWorks Inc. and Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.71	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated January 22, 2018 between CurrencyWorks Inc. and James P. Geiskopf (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)

10.72	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated February 9, 2018 between CurrencyWorks Inc. and Edmund C. Moy (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.73	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated May 17, 2018 between CurrencyWorks Inc. and James Carter (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.74	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated June 22, 2018 between CurrencyWorks Inc. and Alphonso Jackson (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.75	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017, as amended on November 30, 2018 and July 1, 2019 between CurrencyWorks Inc. and Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.76	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Business Services Agreement dated effective October 18, 2017 as amended on June 26, 2018 between CurrencyWorks Inc. and Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.77	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective December 4, 2018 between CurrencyWorks Inc. and Swapan Kakumanu (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.78	Amendment to Loan Agreement and Termination of Business Services Agreement dated February 7, 2020 with Ryde GmbH and Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 12, 2020)
(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRENCYWORKS INC.

/s/ Swapan Kakumanu
Swapan Kakumanu
Chief Financial Officer
(Duly Authorized Officer)
Dated: May 15, 2020

