Form 10-Q
period 2020-06-30
CurrencyWorks Inc.
filed 2020-08-14
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,926,033 common shares issued and outstanding as at August 14, 2020.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the quarter ended June 30, 2020 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading.

CurrencyWorks Inc.

Condensed Consolidated Balance Sheets

	June 30, 2020 (unaudited)	December 31, 2019
Assets

Current Assets
Cash and cash equivalents	$119,446	$1,269
Prepaid expenses	25,399	26,617
Prepaid expenses, related party	15,000	15,000
Total Current Assets	159,845	42,886

Investment, related party	37	37
Total Assets	$159,882	$42,923

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$108,831	$227,707
Accounts payable and accrued expenses, related party	43,035	78,408
Loans payable, related party	434,880	526,340
Accrued interest, on loans payable, related party	21,860	8,500
Current portion of convertible notes	898,825	898,825
Current portion of interest on convertible notes	62,466	104,913
Total Current Liabilities	1,569,897	1,844,693

Convertible notes payable	101,500	101,500
Accrued interest on convertible notes	220,432	115,518
Derivative liability	90,269	-
Total Liabilities	1,982,098	2,061,711

Commitments and Contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 34,926,033 and 23,756,033 shares issued and outstanding as at June 30, 2020 and December 31, 2019, respectively	34,925	23,755
Additional paid-in-capital	7,840,974	7,558,174
Accumulated deficit	(9,400,658)	(9,310,776)
Total CurrencyWorks Stockholders’ Deficit	(1,524,759)	(1,728,847)
Non-controlling interest	(297,457)	(289,941)
Total Stockholders’ Deficit	(1,822,216)	(2,018,788)

Total Liabilities and Stockholders’ Equity	$159,882	$42,923

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Revenues
Service revenue	$-	$250,000	$-	$250,000
Total revenues	-	250,000	-	250,000

Operating expenses
General and administrative expense	209,776	532,811	381,204	1,533,158
Consulting fees, related party	-	70,000	-	175,000
Service costs	1,007	21,901	(25,950)	57,023
Total operating expenses	210,783	624,712	355,254	1,765,181

Net loss from operations	(210,783)	(374,712)	(355,254)	(1,515,181)

Other income (expense)
Interest income, related party	16,500	18,699	291,500	37,192
Note interest expense	(37,907)	(27,226)	(75,826)	(41,760)
Change in derivative liability	42,182	-	42,182	-
Total other income (expense)	20,775	(8,527)	257,856	(4,568)

Provision for taxes	-	-	-	-
Net loss	(190,008)	(383,239)	(97,398)	(1,519,749)

Net income (loss) from non-controlling interest	576	(31,565)	(7,516)	(31,565)
Net loss attributable to CurrencyWorks	$(190,584)	$(351,674)	$(89,882)	$(1,488,184)

Loss per common share – Basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	25,965,484	22,823,979	24,860,758	22,544,944

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating activities
Net loss for the period	$(97,398)	(1,519,749)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,351	67,813
Stock-based compensation, related party	13,287	54,709
Non-cash lease expense	-	60,741
Gain/loss on derivative liability	(42,182)	-
Changes in operating assets and liabilities
Accounts receivable, related party	-	(60,000)
Prepaid expense	1,218	(173,818)
Deferred service costs	-	(417,895)
Accrued interest receivable, related party	-	(37,192)
Accounts payable and accrued expenses	(93,501)	61,364
Accounts payable and accrued expenses, related party	(35,373)	244,819
Accrued interest on notes payable	62,467	41,761
Accrued interest on notes payable, related party	13,360	-
Change in operating lease liability	-	(60,741)
Net cash (used in) operating activities	(175,771)	(1,738,188)

Investing activities
Sale of sBetOne shares to Huck Holdings	-	200
Issuance of shares from sBetOne	-	100
Cancellation of sBetOne shares	-	110
Net cash provided by investing activities	-	410

Financing activities
Proceeds from issuance of loan payable, related party	10,000	-
Proceeds from issuance of convertible notes payable	-	575,000
Repayment of loans payable, related party	(36,000)	-
Proceeds from share issuance	320,908	295,565
Less share issue costs	(960)	(1,851)
Net cash provided by financing activities	293,948	868,714

Net changes in cash and equivalents	(118,177)	(869,064)

Cash and equivalents at beginning of the period	1,269	898,142

Cash and equivalents at end of the period	$119,446	29,078

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash share issue costs	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation	2,351	67,813
Stock-based compensation, related party	13,287	54,709
Derivative liability	132,451	-
Conversion of convertible debt	65,460	75,000
Conversion of accounts payable	$25,375	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2018	21,579,474	$21,579	$6,959,881	$(4,712,862)	$-	$2,268,598
Stock-based compensation	-	-	3,523	-	-	3,523
Stock-based compensation, related party	-	-	30,095	-	-	30,095
Share issuance for conversion of debt	750,000	750	74,250			75,000
Net loss for the period	-	-	-	(1,136,510)	-	(1,136,510)
Balance, March 31, 2019	22,329,474	22,329	7,067,749	(5,849,372)	-	1,240,706
Stock-based compensation	-	-	64,290	-	-	64,290
Stock-based compensation, related party	-	-	24,614	-	-	24,614
Share issuance	1,000,000	1,000	292,714	-	410	294,124
Net loss for the period	-	-	-	(351,674)	(31,565)	(383,239)
Balance, June 30, 2019	23,329,474	$23,329	$7,449,367	$(6,201,046)	$(31,155)	$1,240,495

Balance, December 31, 2019	23,756,033	$23,755	$7,558,174	$(9,310,776)	$(289,941)	$(2,018,788)
Stock-based compensation	-	-	1,047	-	-	1,047
Stock-based compensation, related party	-	-	8,061	-	-	8,061
Net loss for the period	-	-	-	100,702	(8,092)	92,610
Balance, March 31, 2020	23,756,033	23,755	7,567,282	(9,210,074)	(298,033)	(1,917,070)
Stock-based compensation	-	-	1,304	-	-	1,304
Stock-based compensation, related party	-	-	5,226	-	-	5,226
Share issuance	11,170,000	11,170	267,163	-	-	278,333

Net income (loss) for the period	-	-	-	(190,584)	576	(190,008)
Balance, June 30, 2020	34,926,033	$34,925	$7,840,974	$(9,400,658)	$(297,457)	$(1,822,215)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Notes to Unaudited Condensed Interim Consolidated Financial Statements

As of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019

1. NATURE AND CONTINUANCE OF OPERATIONS

CurrencyWorks Inc. (the “Company”) was incorporated under the laws of the State of Nevada with the name of AppCoin Innovations Inc. on July 20, 2010, with an authorized capital of 75,000,000 common shares, having a par value of $0.001 per share. During the period ended December 31, 2010, the Company commenced operations by issuing shares and developing its publishing service business, focused on representing authors to publishers.

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

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $9,400,658 as of June 30, 2020 and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed interim consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2019 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 30, 2020.

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

Earnings per Share

The Company computes earnings (loss) per share in accordance with ASC 105, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. At June 30, 2020, common shares from the conversion of debt (shares) (Note 3), outstanding of stock options (shares) (Note 8) and warrants (11,330,000) have been excluded as their effect is anti-dilutive. At June 30, 2019, common shares from the conversion of debt (11,393,542 shares) and stock options (1,997,215 shares) have been excluded as their effects are anti-dilutive.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, convertible notes, and payables. The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

When determining fair value, whenever possible, the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of June 30, 2020, and December 31, 2019, the Company did not have any level 1 or 2 financial instruments. The table below reflects the results of our level 3 fair value calculations:

Warrants
Derivative liability at December 31, 2019	$-
Addition of new conversion option derivatives	132,451
Change in fair value	(42,182)
Derivative liability at June 30, 2020	$90,269

3. NOTES PAYABLE

The Company has convertible notes outstanding as at June 30, 2020 and are as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2020	8%	$73,825	$52,023	125,848
Note 2(1)	12-30-2016	12-30-2021	8%	50,000	23,594	73,594
Note 3(1)	12-30-2016	12-30-2021	8%	21,500	10,146	31,646
Note 4(1)	03-02-2017	03-02-2022	8%	20,000	8,826	28,826
Note 5(1)	06-08-2017	06-08-2022	8%	10,000	3,930	13,930
Note 6(2)	10-30-2017	10-30-2020	10%	250,000	66,712	316,712
Note 7(2)(3)	10-30-2017	10-30-2020	10%	-	8,938	8,938
Note 8	02-13-2019	08-12-2020	15%	25,000	5,168	30,168
Note 9	02-22-2019	08-21-2020	15%	225,000	45,678	270,678
Note 10	02-27-2019	08-26-2020	15%	50,000	10,048	60,048
Note 11	03-12-2019	09-11-2020	15%	25,000	4,890	29,890
Note 12	09-05-2019	08-11-2020	15%	250,000	42,945	292,945
Note 13(4)	11-15-2019		5%	50,000	1,562	51,562
Note 14(4)	07-18-2019		5%	250,000	11,918	261,918
Note 15(4)	08-09-2019		5%	25,000	1,116	26,116
Note 16(4)	09-13-2019		5%	45,000	1,794	46,794
Note 17(4)	10-04-2019		5%	54,880	3,372	58,252
Note 18(4)	11-19-2019		5%	-	925	925
Note 19(4)	12-18-2019		5%	-	935	935
Note 20(4)	01-09-2020		5%	10,000	238	10,238
Total				$1,435,205	$304,758	1,739,963

(1)	The principal of the note, and the interest calculated up to November 30, 2018, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.
(2)	The note may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.
(3)	The principal of the note has been converted into equity with the remaining interest outstanding to be payable.
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

3. NOTES PAYABLE (CONT’D)

On January 8, 2019, the principal of Note 7 was converted into common shares at a conversion price of $0.10 per share for a share issuance of 750,000 shares. As at June 30, 2020, the interest accrued is still payable.

Notes 8 through 11 were issued through sBetOne.

On May 22, 2020, $25,000 and May 26, 2020 $11,000 of the principle on Note 17 was repaid to Business Instincts Group for a total of $36,000.

On June 12, 2020, the principal of Note 18, Note 19, and $300 of Note 17 for a total of $65,460 were converted into common shares at a conversion price of $0.10 per share for a share issuance of 1,780,000 shares and 1,780,000 warrants. As at June 30, 2020, the interest accrued is still payable.

The balances of the convertible notes outstanding as at December 31, 2019 were as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2020	8%	$73,825	$49,077	$122,902
Note 2(1)	12-30-2016	12-30-2021	8%	50,000	21,600	71,600
Note 3(1)	12-30-2016	12-30-2021	8%	21,500	9,288	30,788
Note 4(1)	03-02-2017	03-02-2022	8%	20,000	8,028	28,028
Note 5(1)	06-08-2017	06-08-2022	8%	10,000	3,531	13,531
Note 6(2)	10-30-2017	10-30-2020	10%	250,000	54,247	304,247
Note 7(2)(3)	10-30-2017	01-08-2019	10%	-	8,938	8,938
Note 8	13-02-2019	12-08-2020	15%	25,000	3,298	28,298
Note 9	22-02-2019	21-08-2020	15%	225,000	28,849	253,849
Note 10	27-02-2019	26-08-2020	15%	50,000	6,308	56,308
Note 11	12-03-2019	11-09-2020	15%	25,000	3,021	28,021
Note 12	09-05-2019	08-11-2020	15%	250,000	24,247	274,247
Note 13(4)	15-11-2019		5%	50,000	315	50,315
Note 14(4)	18-07-2019		5%	250,000	5,685	255,685
Note 15(4)	09-08-2019		5%	25,000	493	25,493
Note 16(4)	13-09-2019		5%	45,000	672	45,672
Note 17(4)	04-10-2019		5%	91,180	1,099	92,279
Note 18(4)	19-11-2019		5%	30,160	174	30,334
Note 19(4)	18-12-2019		5%	35,000	62	35,062
Total				$1,526,665	$228,932	$1,755,597

(1)	The principal of the note, and the interest calculated up to November 30, 2018, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.
(2)	The note may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.
(3)	The principal of the note has been converted into equity with the remaining interest outstanding to be payable.
(4)	These promissory notes are un-secured and payable on demand with no maturity date

Based upon the balances as of June 30, 2020, the convertible notes and the related interest will come due in the following years:

	Principal	Interest	Total
2020	$1,333,705	$84,326	$1,418,031
2021	71,500	208,873	280,373
2022	30,000	11,559	41,159
Total	$1,435,205	$304,758	$1,739,963

4. DERIVATIVE LIABILITIES

In connection with warrants, the Company records derivative liabilities since the strike price is denominated in a currency other than the Company’s functional currency. The warrants are valued on the date of issuance and revalued at each reporting period. During the six months ended June 30, 2020, the Company recorded initial derivative liabilities on June 12, 2020 of $132,451 based upon the following Black-Sholes option pricing model assumptions: an exercise price of CAD$0.10, our stock price on the date of grant of CAD$0.09, expected dividend yield of 0%, expected volatility of 38.16%, risk free interest rate of 0.19%, expected term of 2.0 years and foreign exchange rate of 1.3596.

On June 30, 2020, the derivative liabilities were revalued at USD$90,269, resulting in a gain of $42,182 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: an exercise price of CAD$0.10, our stock price on the date of valuation of CAD$0.08, expected dividend yield of 0%, expected volatility of 37.95%, risk-free interest rate of 0.16%, an expected term of 2 years and foreign exchange rate of 1.3628.

5. WARRANTS

From January 2020, through June 2020, the Company issued 11,330,000 warrants.

The fair value of each warrant is estimated using the Black-Scholes valuation method. Assumptions used in calculating the fair value at June 30, 2020 were as follows:

Weighted Average Inputs Used
Annual dividend yield	$-
Expected life (years)	2
Risk-free interest rate	0.16
Expected volatility	37.95%
Common stock price (CAD)	$0.08

Since the expected life of the warrants was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

The issuances, exercises and pricing re-sets during the three months ended June 30, 2020, are as follows:

Outstanding at December 31, 2019	-
Issuances	11,330,000
Exercises	-
Anti-Dilution/Modification	-
Forfeitures/cancellations	-
Outstanding at June 30, 2020	11,330,000
Weighted Average Price at June 30, 2020 (CAD)	$0.1000

6. RELATED PARTY TRANSACTIONS

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

On July 27, 2018, we entered into a loan agreement with Ryde Holding Inc. (“Ryde”) whereby we provided to Ryde a loan in the principal amount of $500,000. This loan was unsecured, will mature on the earlier of eight (8) months from the date of issuance or the closing by Ryde of a minimum of $4,250,000 in financings, in the aggregate, whether through the sale of KodakCoins, equity, or otherwise and will bear interest at the rate of 12% interest per annum. However, any amounts not paid when due shall immediately commence accruing interest at the default rate of 18% per annum.

Pursuant to the loan agreement with Ryde (“Borrower”) dated July 27, 2018, as amended on July 12, 2019 and September 30, 2019, we transferred to Borrower $500,000 on or about July 9, 2018 and $750,000 on or about July 27, 2018 and Borrower owes us $1,250,000, plus accrued interest. Under the Agreement, the parties agreed that commencing on January 1, 2020, interest will commence accruing on the outstanding principal balance of the loan at a rate of 6% per annum (previously 12% per annum for the $500,000 loan and 2% per annum for the $750,000 loan provided, however, any amounts not paid thereunder when due would have immediately commence accruing interest at a default rate of 18% per annum and 12% per annum respectively for both the loans) and if there is any default on the terms of the loan agreement, default interest at the lesser of 18% per annum and the highest rate permitted by applicable law will be deemed to have retroactively been accruing on the loan as of January 1, 2020 and will continue accrue until the earlier of the date such default is cured and the date the loan is repaid in full. The loan was written off in Q3 2019, any principle and interest payments received by Ryde are recorded as other income.

	Effective Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	07-09-2018	03-09-2019	2%	$750,000	$14,630	$764,630
Note 2(1)	07-27-2018	03-27-2019	12%	500,000	53,228	553,228
Total as at June 30, 2019				$1,250,000	$67,858	$1,317,858
Impairment as at December 31, 2019				$(1,250,000)	$(67,858)	$(1,317,858)
Total as at June 30, 2020				$-	$-	$-

(1) The $500,000 was issued in four tranches and the interest is calculated based on the dates that those tranches were issued. As at December 31, 2019, the balances of the outstanding notes receivable were impaired.

The Company amended the Agreement with Ryde, whereby Ryde paid the Company $275,000 on February 7, 2020, which reduced the outstanding principal balance of the loan by $150,000 and outstanding interest of $125,000 owed as of the repayment date, February 7, 2020 as payment in full of all interest accrued under the loan agreement through December 31, 2019 and commencing on March 31, 2020, Borrower agreed to make quarterly interest only payments on or before the last day of each calendar quarter until such time as the loan is repaid in full. As this amount was written down in 2019, interest payments received by Ryde are recorded as other income. On February 7, 2020, Borrower paid to us a total of $27,500 for expense reimbursement.

6. RELATED PARTY TRANSACTIONS (CONT’D)

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

We terminated the Business Services Agreement (“BSA”) with Ryde dated December 29, 2017, as amended on March 15, 2018, July 9, 2018 and October 29, 2018. As per the BSA we had agreed to provide consulting of corporate development and governance, business development and technical services, business awareness services, financial and administrative services and media management services. In addition, we agreed to provide to Ryde the monthly services from January 1, 2020 to December 31, 2020 consisting of board and corporate strategy management and board and corporate governance management. Ryde has since acquired internal resources to provide the services as anticipated under the BSA and hence both the parties had mutually agreed to terminate the BSA in exchange for 10 million KodakOne Tokens which are to be issued after their issuance.

The Company’s office premises were provided to it at no cost by one of its directors until April 30, 2018. This director did not take any fees for serving as director during the three and six months ended June 30, 2020.

In October 2017, the Company signed an agreement with Business Instincts Group (“BIG”) in which the Company’s Chairman is a director, officer, and 30.5% shareholder, to provide strategic management. On June 26, 2018, the agreement was amended to pay $105,000 a month as of June 1, 2018 and pay a bonus of $280,000. On June 26, 2019, the Company signed an amended credit agreement where BIG cancelled $115,250 amount owed by the Company. On December 1, 2019, the agreement was amended to pay $1 a month as of December 1, 2019. As of June 30, 2020, the Company had trade and other payables owing to this related party of $1 (December 31, 2019 - $145,480). The Company also terminated the rental agreement as at December 31, 2019 with BIG with a monthly rental expense of $16,500 that was due to expire on February 28, 2020.

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. Previously, on October 9, 2017, the Company had signed an agreement with a company owned by Swapan Kakumanu to complete the accounting functions of the Company. As of June 30, 2020, the Company had trade and other payables owing to this related party of $11,692 (December 31, 2019 - $31,688)

7. COMMITMENTS

The Company has no outstanding commitments as at June 30, 2020.

8. SHARE CAPITAL

The Company’s common stock is issued at a $0.001 par value. 75,000,000 shares have been authorized. As at June 30, 2020, 34,926,033 shares were issued and outstanding (December 31, 2019 – 23,756,033).

8. SHARE CAPITAL (CONT’D)

On June 12, 2020, the Company completed a non-brokered private placement consisting of the issuance of 11,170,000 units (each, a “Unit”) at a price of USD$0.04 per unit. Each unit consisted of one share of common stock and one warrant with an exercise price of CAD $0.10 per warrant share for a period of 2 years from the date of closing. The Company received aggregate gross proceeds of USD $410,783 (the “Offering”) of which $278,332 is allocated to common shares and $132,451 is allocated to the warrants. See Note 4 and Note 5 for calculations. The warrants issued by the Company are denominated in CAD at issuance. The Company’s functional currency is the USD. Under U.S. GAAP, where the strike price of warrants is denominated in a currency other than an entity's functional currency the warrants would not be considered indexed to the entity’s own stock and would consequently be considered to be a derivative liability. Therefore, the value of the warrants needs to be included as a derivative liability.

In connection with the offering, the Company has agreed to issue 80,000 broker’s warrants to the Finders. Each broker warrant entitles the holder to purchase one Unit (each, a “Broker Unit”) at a price of $0.05 per Broker Unit, with each Broker Unit consisting of one Share and one share purchase warrant entitling the holder to purchase an additional share at a price of $0.10 for a period of two years.

9. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that the Board of Directors have the right to grant options to acquire common shares of the Company at not less than the closing market price of the shares on the day preceding the grant at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. As of December 31, 2019, the maximum number of options available for grant was 3,900,000 shares. As of June 30, 2020, there are 3,500,000 stock options issued (December 31, 2019 – 3,500,000) and 400,000 stock options unissued (December 31, 2019 – 500,000). For the six months ending June 30, 2020, the stock-based compensation expense for the Company was $15,638 (June 30, 2019 – $122,522). The remaining expense to be incurred as of June 30, 2020 is $9,862 with a weighted average term of 1.75 years.

On February 13, 2018, the Company granted a total of 100,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.60 per share for a period of ten years from the date of grant. The stock options are exercisable as follows:

(i)	1/3 on the first anniversary date;
(ii)	1/3 on the second anniversary date; and
(iii)	1/3 on the third anniversary date.

9. STOCK-BASED COMPENSATION (CONT’D)

Stock options granted are valued at the fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Six Months Ended June 30,
	2020	2019
Share price	$0.08	$0.25
Exercise price	$0.60	$0.60
Time to maturity (years)	10	10
Risk-free interest rate	0.66%	2.71%
Expected volatility	118.53%	172.65%
Dividend per share	$0.00	$0.00
Forfeiture rate	Nil	Nil

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2019	3,500,000	0.17	0.19	7.8
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding, June 30, 2020	3,500,000	0.17	0.19	7.3
Options exercisable, June 30, 2020	3,147,223	0.16	0.18	7.3

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

As of June 30, 2020, the stock-based compensation expense for sBetOne was $4,978 (June 30, 2019 – $59,513). The remaining expense to be incurred as of June 30, 2020 is $3 with a weighted average term of 1.5 years.

10. NON-CONTROLLING INTEREST

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

The following table sets forth a summary of the changes in non-controlling interest:

Period ended June 30	2020
Non-controlling interest at December 31, 2019	$(289,941)
Net loss	(7,516)
Non-controlling interest at June 30, 2020	$(297,457)

11. SUBSEQUENT EVENTS

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

Results of Operations

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Revenue

We had no revenues for the three months ended June 30, 2020. Revenues of $250,000 for consulting services were recognized for the three months ended June 30, 2019.

Operating Expenses

We incurred general and administrative expenses of $209,776 and $532,811 for the three months ended June 30, 2020 and 2019, respectively, representing a decrease of $323,035 between the two periods. These expenses consisted primarily of consulting fees, professional fees, and other general and administrative costs. The decrease in consulting fees between the two periods from $119,279 in 2019 to $0 in 2020 was due to the decrease in compensation for our president, chief financial officer, chief operating officer, a related party consultant, and a director. Professional fees increased from $36,177 in 2019 to $51,616 in 2020. The decrease in other general and administrative costs decreased from $375,334 in 2019 to $93,082 in 2020 due to decreased travel costs, rent, advertising and marketing costs, compliance fees, and stock-based compensation.

Other Income (Expense)

Other income includes $16,500 of repayment of a loan receivable compared to $16,500 received from interest revenue of $18,699 for the same period last year, the change in derivative liability of $42,182 for Q2 2020 and $0 in Q2 2019. Other expenses include interest expense on convertible notes payable of $37,907 for the three months ended June 30, 2020 compared to $27,226 for the same period last year.

Net Loss from Operations

We incurred net losses from operations of $210,783 and $374,712 for the three months ended June 30, 2020 and 2019, respectively, representing a decrease of $163,929, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Revenue

We had no revenue for the six months ended June 30, 2020 and $250,000 for consulting services were recognized for the six months ended June 30, 2019.

Operating Expenses

We incurred general and administrative expenses of $381,204 and $1,533,158 for the six months ended June 30, 2020 and 2019, respectively, representing a decrease of $1,126,954 between the two periods. These expenses consisted primarily of consulting fees, pre-licensing fees, professional fees, and other general and administrative costs. The decrease in consulting fees between the two periods from $609,933 in 2019 to $109,427 in 2020 was due to the decrease in compensation for our president, chief operating officer, and Board of Directors. Pre-licensing fees decreased from $250,000 in 2019 to $0 in 2020. Professional fees decreased from $104,725 in 2019 to $60,995 in 2020 due to lower legal services as 2019 saw the Company spending on the evaluation of potential business opportunities and regulatory compliance. The decrease in other general and administrative costs decreased from $991,622 in 2019 to $209,673 in 2020 due to decreased travel costs, advertising and marketing costs, compliance fees, and stock-based compensation. Service costs decreased from $57,023 in 2019 to $25,950 in 2020 as many of the costs for the client being recognized are now being charged to them as per the amended agreement.

Consulting fees of $101,027 in the second quarter of 2020 relate in part to $15,000 paid to our Board of Directors, $30,000 paid for accounting services and other smaller costs.

The pre-licensing fees stem from an agreement between the Company and a potential client.

Other Income (Expense)

Other income includes $291,000 of recovered receivables received in Q1 from Ryde Holdings, changes in the derivative liability of $42,182 for Q2 2020 and $0 in Q2 2019. Other expenses include interest expense on convertible notes payable of $76,648 for the six months ended June 30, 2020 compared to $41,760 for the same period last year.

Net Loss from Operations

We incurred net loss from operations of $355,254 and $1,515,181 for the six months ended June 30, 2020 and 2019, respectively, representing a net change of $1,159,927, primarily attributable to the factors discussed above under the heading “Operating Expenses”.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2020	As at December 31, 2019
Current Assets	$159,845	$42,886
Current Liabilities	1,569,897	1,844,693
Working Deficit	$(1,410,052)	$(1,801,807)

Current Assets

Current assets were $159,845 as at June 30, 2020 and $42,886 at December 31, 2019. The increase in current assets as at June 30, 2020 was due to loans from Ryde Holdings received partially offset by the increase in cash spent on operating expenses.

Current Liabilities

Current liabilities as at June 30, 2020 were attributable to $151,866 in accounts payable and accrued expenses, $62,466 in current portion of accrued interest on convertible notes payable, current portion of convertible notes of $898,825, and $456,740 current portion of loans payable to related party compared to $306,115 in accounts payable and accrued expenses, $104,913 in current portion of accrued interest on convertible notes payable, current portion of convertible notes of $898,825, and $534,840 current portion of loans payable to related party as at December 31, 2019.

Cash Flow

	Six months ended June 30, 2020	Six months ended June 30, 2019
Net cash provided by (used in) operating activities	$(175,771)	$(1,738,188)
Net cash provided by investing activities	-	410
Net cash provided by financing activities	293,948	868,714
Net changes in cash and cash equivalents	$118,177	$(869,064)

Operating Activities

Net cash used in operating activities was $175,771 for the six-month period ended June 30, 2020, as compared to net cash used of $1,738,188 for the six-month period ended June 30, 2019, a decrease of $1,562,417. The decrease in net cash used in operating activities was primarily due to amended contracts decreasing consulting fees and by decreases in accounts payables and accrued liabilities of $128,874 offset by an increase in accrued interest on notes payable.

Investing Activities

There was no investing activities for the six-month period ended June 30, 2020 and for the six-month period ended June 30, 2019 investing activities provided $410.

Financing Activities

Financing activities provided cash of $293,948 through a private placement for the six months ended June 30, 2020 and financing activities of $868,714 for the six months ended June 30, 2019. In 2019, sBetOne issued $575,000 of convertible debentures, and net proceeds of $293,714 were raised in a private placement.

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

Going Concern

Our unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $9,400,658 as at June 30, 2020 (December 31, 2019: $9,310,776). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

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

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the fiscal year ended December 31, 2019, our disclosure controls and procedures were not effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended June 30, 2020, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

10.79	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2020)
(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRENCYWORKS INC.

/s/ Swapan Kakumanu
Swapan Kakumanu
Chief Financial Officer
(Duly Authorized Officer)
Dated: August 14, 2020

