Form 10-Q
period 2020-09-30
CurrencyWorks Inc.
filed 2020-11-13
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,926,033 common shares issued and outstanding as at November 10, 2020.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the quarter ended September 30, 2020 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading.

CurrencyWorks Inc.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$29,575	$1,269
Prepaid expenses	18,349	26,617
Prepaid expenses, related party	15,000	15,000
Total Current Assets	62,924	42,886

Investment, related party	37	37
Total Assets	$62,961	$42,923

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$92,080	$227,707
Accounts payable and accrued expenses, related party	43,035	78,408
Loans payable, related party	434,880	526,340
Accrued interest, on loans payable, related party	27,251	8,500
Current portion of convertible notes	898,825	898,825
Current portion of interest on convertible notes	94,043	104,913
Total Current Liabilities	1,590,114	1,844,693

Convertible notes payable, net of current portion	101,500	101,500
Accrued interest on convertible notes	220,431	115,518
Derivative liability	9,079	-
Total Liabilities	1,921,124	2,061,711

Commitments and Contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 34,926,033 and 23,756,033 shares issued and outstanding as at September 30, 2020 and December 31, 2019, respectively	34,925	23,755
Additional paid-in-capital	7,843,680	7,558,174
Accumulated deficit	(9,430,144)	(9,310,776)
Total CurrencyWorks Stockholders’ Deficit	(1,551,539)	(1,728,847)
Non-controlling interest	(306,624)	(289,941)
Total Stockholders’ Deficit	(1,858,163)	(2,018,788)

Total Liabilities and Stockholders’ Deficit	$62,961	$42,923

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Revenues
Service revenue	$25,000	$-	$25,000	$250,000
Total revenues	25,000	-	25,000	250,000

Operating expenses
General and administrative expense	122,854	550,783	504,058	2,083,941
Consulting fees, related party	-	76,300	-	251,300
Service costs	1,522	18,685	(24,428)	75,708
Total operating expenses	124,376	645,768	479,630	2,410,949

Net loss from operations	(99,376)	(645,768)	(454,630)	(2,160,949)

Other income (expense)
Interest income, related party	16,500	18,904	308,000	56,096
Note interest expense	(36,967)	(34,394)	(112,793)	(76,154)
Bad debt expense	-	(110,000)	-	(110,000)
Impairment of deferred service costs	-	(716,635)	-	(716,635)
Impairment of loan receivable	-	(1,336,762)	-	(1,336,762)
Change in derivative liability	81,190	-	123,372	-
Total other income (expense)	60,723	(2,178,887)	318,579	(2,183,455)

Provision for taxes	-	-	-	-
Net loss	(38,653)	(2,824,655)	(136,051)	(4,344,404)

Net income (loss) from non-controlling interest	(9,167)	(6,237)	(16,683)	25,328
Net loss attributable to CurrencyWorks	$(29,486)	$(2,830,892)	$(119,368)	$(4,319,076)

Loss per common share – Basic and diluted	$(0.00)	$(0.12)	$(0.01)	$(0.19)

Weighted average number of common shares outstanding, basic and diluted	34,926,033	23,329,474	28,240,340	22,809,327

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating activities
Net loss for the period	$(136,051)	(4,344,404)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	3,669	33,601
Stock-based compensation, related party	14,674	71,846
Change in derivative liability	(123,372)	-
Changes in operating assets and liabilities
Accounts receivable, related party	-	20,000
Prepaid expense	8,267	45,599
Deferred service costs	-	144,401
Accrued interest receivable, related party	-	30,666
Accounts payable and accrued expenses	(110,250)	92,602
Accounts payable and accrued expenses, related party	(35,373)	518,259
Accrued interest on notes payable	94,043	73,337
Accrued interest on notes payable, related party	18,751	2,817
Change in operating lease liability	-	1,250,000
Net cash (used in) operating activities	(256,642)	(2,061,276)

Investing activities
Sale of sBetOne shares to Huck Holdings	-	200
Issuance of shares from sBetOne	-	100
Cancellation of sBetOne shares	-	110
Net cash provided by investing activities	-	410

Financing activities
Proceeds from issuance of notes payable, related party	10,000	320,000
Repayment of notes payable, related party	(36,000)	-
Proceeds from issuance of convertible notes payable	-	575,000
Proceeds from share issuance	320,908	295,565
Less share issue costs	(960)	(1,851)
Net cash provided by financing activities	293,948	1,188,714

Net changes in cash and equivalents	28,306	(872,152)

Cash and equivalents at beginning of the period	1,269	898,142

Cash and equivalents at end of the period	$29,575	25,990

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash share issue costs	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation	$3,669	$33,601
Stock-based compensation, related party	$14,674	$71,846
Derivative liability	$132,451	$-
Conversion of convertible debt	$65,460	$75,000
Conversion of accounts payable	$25,375	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Non-	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Controlling Interest	Equity (Deficit)
Balance, December 31, 2018	21,579,474	$21,579	$6,959,881	$(4,712,862)	$-	$2,268,598
Stock-based compensation	-	-	3,523	-	-	3,523
Stock-based compensation, related party	-	-	30,095	-	-	30,095
Share issuance for conversion of debt	750,000	750	74,250			75,000
Net loss for the period	-	-	-	(1,136,510)	-	(1,136,510)
Balance, March 31, 2019	22,329,474	22,329	7,067,749	(5,849,372)	-	1,240,706
Stock-based compensation	-	-	64,290	-	-	64,290
Stock-based compensation, related party	-	-	24,614	-	-	24,614
Share issuance	1,000,000	1,000	292,714	-	410	294,124
Net loss for the period	-	-	-	(351,674)	(31,565)	(383,239)
Balance, June 30, 2019	23,329,474	$23,329	$7,449,367	$(6,201,046)	$(31,155)	$1,240,495
Stock-based compensation	-	-	(34,212)	-	-	(34,212)
Stock-based compensation, related party	-	-	17,137	-	-	17,137
Net loss for the period	-	-	-	(2,830,892)	6,237	(2,824,655)
Balance, September 30, 2019	23,329,474	23,329	7,432,292	(9,031,938)	(24,918)	(1,601,235)

Balance, December 31, 2019	23,756,033	$23,755	$7,558,174	$(9,310,776)	$(289,941)	$(2,018,788)
Stock-based compensation	-	-	1,047	-	-	1,047
Stock-based compensation, related party	-	-	8,061	-	-	8,061
Net loss for the period	-	-	-	100,702	(8,092)	92,610
Balance, March 31, 2020	23,756,033	23,755	7,567,282	(9,210,074)	(298,033)	(1,917,070)
Stock-based compensation	-	-	1,304	-	-	1,304
Stock-based compensation, related party	-	-	5,226	-	-	5,226
Share issuance	11,170,000	11,170	267,163	-	-	278,333

Net loss for the period	-	-	-	(190,584)	576	(190,008)
Balance, June 30, 2020	34,926,033	$34,925	$7,840,975	$(9,400,658)	$(297,457)	$(1,822,215)
Stock-based compensation	-	-	1,318	-	-	1,318
Stock-based compensation, related party	-	-	1,387	-	-	1,387

Net loss for the period	-	-	-	(29,486)	(9,167)	(38,653)
Balance, September 30, 2020	34,926,033	$34,925	$7,843,680	$(9,430,144)	$(306,624)	$(1,858,163)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Notes to Unaudited Condensed Interim Consolidated Financial Statements

As of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019

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

The Company’s business model is to build and operate FinTech platforms that include solutions for Digital Currencies, Security Tokens and Digital Assets that reduce costs, increase transactions, liquidity and drivers user engagement. The Company will enable its customers to focus on their core competencies while providing the necessary resources and expertise to execute a strategy that will enable companies to integrate new blockchain plus payment technologies into their business operations. The Company will be compensated on a fee-for-services model.

The Company’s services will include strategic planning, project planning, structure development and administration, business plan modeling, technology development support, whitepaper preparation, due diligence reporting, governance planning and management.

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $9,430,144, as of September 30, 2020 and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

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

Basis of Consolidation

The unaudited condensed interim consolidated financial statements include the accounts of the Company and its subsidiaries which include CurrencyWorks USA Inc., Cathio Inc., and sBetOne Inc. All intercompany transactions and balances have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Earnings per Share

The Company computes earnings (loss) per share in accordance with ASC 105, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. At September 30, 2020, common shares from the conversion of debt (shares) (Note 3), outstanding of stock options (shares) (Note 10) and warrants (11,330,000) have been excluded as their effect is anti-dilutive. At September 30, 2019, common shares from the conversion of debt (11,393,542 shares) and stock options (1,997,215 shares) have been excluded as their effects are anti-dilutive.

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

Foreign Currency Translation Policy

The translation of operations with different functional currency is done using the current rate method, which requires assets and liabilities for each balance sheet presented (i.e. including comparatives) to be translated at the closing rate at the date of that balance sheet, income and expenses for each income statement (i.e. including comparatives) to be translated at exchange rates at the dates of the transactions; and all resulting exchange differences to be recognized as a separate component of other comprehensive income (OCI).

Deferred Revenue

The Company’s policy is to defer revenue that relate to services that have not yet been performed. Deferred revenue is recognized when the service has been performed.

Service Costs

The Company’s policy is to defer direct service costs that relate to the earning of contingent fee revenue. These deferred costs are expensed when the contingent fee revenue is recognized or when the earning of the contingent fee revenue is in doubt.

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

When determining fair value, whenever possible, the Company use observable market data, and relies on unobservable inputs only when observable market data is not available. As of September 30, 2020, and December 31, 2019, the Company did not have any level 1 or 2 financial instruments. Level 1 assets, such as stocks and bonds, are the easiest to value, Level 2 assets are the middle classification based on how reliably their fair market value can be calculated, while Level 3 assets can only be valued based on internal models or "guesstimates" and have no observable market prices.

The table below reflects the results of our level 3 fair value calculations:

Warrants
Derivative liability at December 31, 2019	$-
Addition of new conversion option derivatives	132,451
Change in fair value	(123,372)
Derivative liability at September 30, 2020	$9,079

3. NOTES PAYABLE

The Company has convertible notes outstanding as at September 30, 2020 and are as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2021	8%	$73,825	$53,510	$127,335
Note 2(1)	12-30-2016	12-30-2021	8%	50,000	24,603	74,603
Note 3(1)	12-30-2016	12-30-2021	8%	21,500	10,579	32,079
Note 4(1)	03-02-2017	03-02-2022	8%	20,000	9,230	29,230
Note 5(1)	06-08-2017	06-08-2022	8%	10,000	4,132	14,132
Note 6(2)	10-30-2017	10-30-2021	10%	250,000	73,014	323,014
Note 7(2)(3)	10-30-2017	10-30-2021	10%	-	8,938	8,938
Note 8(5)	02-13-2019	08-12-2021	15%	25,000	6,113	31,113
Note 9(5)	02-22-2019	08-21-2021	15%	225,000	54,185	279,185
Note 10(5)	02-27-2019	08-26-2021	15%	50,000	11,938	61,938
Note 11(5)	03-12-2019	09-11-2021	15%	25,000	5,836	30,836
Note 12(5)	09-05-2019	08-11-2021	15%	250,000	52,397	302,397
Note 13(4) (5)(6)	11-15-2019		5%	50,000	2,192	52,192
Note 14(4) (6)	07-18-2019		5%	250,000	15,068	265,068
Note 15(4) (6)	08-09-2019		5%	25,000	1,432	26,432
Note 16(4) (6)	09-13-2019		5%	45,000	2,361	47,361
Note 17(4) (6)	10-04-2019		5%	54,880	3,975	58,855
Note 18(4) (6)	11-19-2019		5%	-	925	925
Note 19(4) (6)	12-18-2019		5%	-	935	935
Note 20(4) (6)	01-09-2020		5%	10,000	363	10,363
Total				$1,435,205	$341,726	$1,776,931

(1)	The principal of the note, and the interest calculated up to November 30, 2018, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.
(2)	The note may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.
(3)	The principal of the note has been converted into equity with the remaining interest outstanding to be payable.
(4)	These promissory notes are un-secured and payable on demand with no maturity date
(5)	These promissory notes are issued through BetOne
(6)	These promissory notes are due to Business Instincts Group, a related party

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

On January 8, 2019, the principal of Note 7 was converted into common shares at a conversion price of $0.10 per share for a share issuance of 750,000 shares. As at September 30, 2020, the interest accrued is still payable.

On May 22, 2020, $25,000 and May 26, 2020 $11,000 of the principle on Note 17 was repaid to Business Instincts Group for a total of $36,000.

3. NOTES PAYABLE (CONT’D)

On June 12, 2020, the principal of Note 18, Note 19, and $300 of Note 17 for a total of $65,460 were converted into common shares at a conversion price of $0.10 per share for a share issuance of 1,780,000 shares and 1,780,000 warrants. As at September 30, 2020, the interest accrued is still payable.

The balances of the convertible notes outstanding as at December 31, 2019 were as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2020	8%	$73,825	$49,077	$122,902
Note 2(1)	12-30-2016	12-30-2021	8%	50,000	21,600	71,600
Note 3(1)	12-30-2016	12-30-2021	8%	21,500	9,288	30,788
Note 4(1)	03-02-2017	03-02-2022	8%	20,000	8,028	28,028
Note 5(1)	06-08-2017	06-08-2022	8%	10,000	3,531	13,531
Note 6(2)	10-30-2017	10-30-2020	10%	250,000	54,247	304,247
Note 7(2)(3)	10-30-2017	01-08-2019	10%	-	8,938	8,938
Note 8	13-02-2019	12-08-2020	15%	25,000	3,298	28,298
Note 9	22-02-2019	21-08-2020	15%	225,000	28,849	253,849
Note 10	27-02-2019	26-08-2020	15%	50,000	6,308	56,308
Note 11	12-03-2019	11-09-2020	15%	25,000	3,021	28,021
Note 12	09-05-2019	08-11-2020	15%	250,000	24,247	274,247
Note 13(4) (5)	15-11-2019		5%	50,000	315	50,315
Note 14(4) (5)	18-07-2019		5%	250,000	5,685	255,685
Note 15(4) (5)	09-08-2019		5%	25,000	493	25,493
Note 16(4) (5)	13-09-2019		5%	45,000	672	45,672
Note 17(4) (5)	04-10-2019		5%	91,180	1,099	92,279
Note 18(4) (5)	19-11-2019		5%	30,160	174	30,334
Note 19(4) (5)	18-12-2019		5%	35,000	62	35,062
Total				$1,526,665	$228,932	$1,755,597

(1)	The principal of the note, and the interest calculated up to November 30, 2018, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.
(2)	The note may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.
(3)	The principal of the note has been converted into equity with the remaining interest outstanding to be payable.
(4)	These promissory notes are un-secured and payable on demand with no maturity date
(5)	These promissory notes are due to Business Instincts Group, a related party

Based upon the balances as of September 30, 2020, the convertible notes and the related interest will come due in the following years:

	Principal	Interest	Total
2020	$-	$-	$-
2021	1,405,205	328,364	1,733,569
2022	30,000	13,361	43,361
Total	$1,435,205	$341,725	$1,776,930

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

The derivative liabilities were revalued at USD$9,079, resulting in a gain of $81,190 for the three months ended September 30, or a gain of $123,372 for the nine months ended September 30, 2020 from the June 30, 2020 value of $90,269 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: an exercise price of CAD$0.10, our stock price on the date of valuation of CAD$0.045, expected dividend yield of 0%, expected volatility of 40.78%, risk-free interest rate of 0.13%, an expected term of 2 years and foreign exchange rate of 1.3339.

5. WARRANTS

From January 1, 2020, through September 30, 2020, the Company issued 11,330,000 warrants.

The fair value of each warrant is estimated using the Black-Scholes valuation method. Assumptions used in calculating the fair value at September 30, 2020 were as follows:

Weighted Average Inputs Used
Annual dividend yield	$-
Expected life (years)	2
Risk-free interest rate	0.13
Expected volatility	40.78%
Common stock price (CAD)	$0.045

Since the expected life of the warrants was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

The issuances, exercises and pricing re-sets during the three months ended September 30, 2020, are as follows:

Outstanding at December 31, 2019	-
Issuances	11,330,000
Exercises	-
Anti-Dilution/Modification	-
Forfeitures/cancellations	-
Outstanding at September 30, 2020	11,330,000
Weighted Average Price at September 30, 2020 (CAD)	$0.1000

6. NOTES RECEIVABLE – RELATED PARTY

Under the amended Agreement, Ryde Holding Inc. (“Ryde”) paid the Company $275,000 on February 7, 2020, which reduced the outstanding principal balance of the loan by $150,000 and outstanding interest of $125,000 owed as of the repayment date, February 7, 2020 were the loan not written off. As this was written down in 2019, this amount has been included in other income. Borrower agreed that the remaining unpaid principal balance of the loan and all accrued and unpaid interest, will be due and paid in full on or before the earlier of (a) December 31, 2021, and (b) March 31, 2021, provided, Borrower has Earnings Before Interest, Taxes, Depreciation and Amortization or EBITDA as defined under United States GAAP of more than $5,000,000, for the 12 month period ending December 31, 2020, as certified by an independent auditor appointed by Borrower. If Borrower does not provide such certified financial statements on or before March 31, 2021, Borrower agreed that the remaining unpaid principal balance of the loan and all accrued and unpaid interest, will be immediately due and paid in full.

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

On July 27, 2018, we entered into a loan agreement with Ryde whereby we provided to Ryde a loan in the principal amount of $500,000. This loan is unsecured, will mature on the earlier of eight (8) months from the date of issuance or the closing by Ryde of a minimum of $4,250,000 in financings, in the aggregate, whether through the sale of KodakCoins, equity, or otherwise and will bear interest at the rate of 12% interest per annum. However, any amounts not paid when due shall immediately commence accruing interest at the default rate of 18% per annum. As of December 31, 2019, interest of $23,474 has been accrued and earned and is still payable as at September 30, 2020.

	Effective Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	07-09-2018	03-09-2019	2%	$750,000	$14,630	$764,630
Note 2(1)	07-27-2018	03-27-2019	12%	500,000	53,228	553,228
Total as at June 30, 2019				$1,250,000	$67,858	$1,317,858
Impairment as at September 30, 2019				$(1,250,000)	$(67,858)	$(1,317,858)
Total as at September 30, 2020				$-	$-	$-

(1) The $500,000 was issued in four tranches and the interest is calculated based on the dates that those tranches were issued. As at December 31, 2019, the balances of the outstanding notes receivable were impaired. Please see subsequent events (Note 10).

7. COMMITMENTS

The Company has no outstanding commitments as at September 30, 2020.

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

The Company’s office premises were provided to it at no cost by one of its directors until April 30, 2018. This director did not take any fees for serving as director during the three and nine months ended September 30, 2020.

In October 2017, the Company signed an agreement with BIG in which the Company’s Chairman is a director, officer, and 30.5% shareholder, to provide strategic management. On June 26, 2018, the agreement was amended to pay $105,000 a month as of June 1, 2018 and pay a bonus of $280,000. On June 26, 2019, the Company signed an amended credit agreement where Business Instincts Group (“BIG”) cancelled $115,250 amount owed by the Company. On December 1, 2019, the agreement was amended to pay $1 a month as of December 1, 2019. As of September 30, 2020, the Company had trade and other payables owing to this related party of $1 (December 31, 2019 - $145,480). The Company also terminated the rental agreement as at December 31, 2019 with BIG with a monthly rental expense of $16,500 that was due to expire on February 28, 2020.

8. RELATED PARTY TRANSACTIONS (CONT’D)

Pursuant to the loan agreement with Ryde GmbH (“Borrower”) dated July 27, 2018, as amended on July 12, 2019 and September 30, 2019, we transferred to Borrower $500,000 on or about July 9, 2018 and $750,000 on or about July 27, 2018 and Borrower owes us $1,250,000, plus accrued interest. Under the Agreement, the parties agreed that commencing on January 1, 2020, interest will commence accruing on the outstanding principal balance of the loan at a rate of 6%per annum (previously 12% per annum for the $500,000 loan and 2% per annum for the $750,000 loan provided, however, any amounts not paid thereunder when due would have immediately commence accruing interest at a default rate of 18% per annum and 12% per annum respectively for both the loans) and if there is any default on the terms of the loan agreement, default interest at the lesser of 18% per annum and the highest rate permitted by applicable law will be deemed to have retroactively been accruing on the loan as of January 1, 2020 and will continue accrue until the earlier of the date such default is cured and the date the loan is repaid in full. The loan was written off in Q3 2019, any principle and interest payments received by Ryde GmbH are recorded as other income.

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

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. Previously, on October 9, 2017, the Company had signed an agreement with a company owned by Swapan Kakumanu to complete the accounting functions of the Company. As of September 30, 2020, the Company had trade and other payables owing to this related party of $10,010 (December 31, 2019 - $31,688)

9. SHARE CAPITAL

The Company’s common stock is issued at a $0.001 par value. 75,000,000 shares have been authorized. As at September 30, 2020, 34,926,033 shares were issued and outstanding (December 31, 2019 – 23,756,033).

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

10. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that the Board of Directors have the right to grant options to acquire common shares of the Company at not less than the closing market price of the shares on the day preceding the grant at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. As of December 31, 2018, the maximum number of options available for grant was 3,900,000 shares. As of September 30, 2020, there are 3,500,000 stock options issued (December 31, 2019 – 3,500,000) and 400,000 stock options unissued (December 31, 2019 – 400,000). As of September 30, 2020, the stock-based compensation expense for the Company was $18,343 (September 30, 2019 – $105,447).

Stock options granted are valued at the fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

Nine Months Ended September 30,
2019
Share price	$0.16
Exercise price	$0.60
Time to maturity (years)	10
Risk-free interest rate	1.68%
Expected volatility	122.51%
Dividend per share	$0.00
Forfeiture rate	Nil

10. STOCK-BASED COMPENSATION (CONT’D)

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2019	3,500,000	0.17	0.19	7.8
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding, September 30, 2020	3,500,000	0.17	0.19	7.0
Options exercisable, September 30, 2020	3,155,557	0.17	0.18	7.0

sBetOne, Inc. (“sBetOne”), a subsidiary of the Company, has issued nonvested shares to a member of the Board of Directors of sBetOne on March 22, 2019.

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

As of September 30, 2020, the stock-based compensation expense for sBetOne was $4,979 (September 30, 2019 – $22,553). The remaining expense to be incurred as of September 30, 2020 is $15 with a weighted average term of 0.75 years.

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

The following table sets forth a summary of the changes in non-controlling interest:

Period ended September 30	2020
Non-controlling interest at December 31, 2019	$(289,941)
Net loss	(16,683)
Non-controlling interest at September 30, 2020	$(306,624)

12. SUBSEQUENT EVENTS

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. It is unknown how long these conditions will last and what the complete financial effect will be to the company. The sBetOne project is currently on hold due to professional sports being shut down. The Company is vulnerable to risks related to Covid-19 negatively affecting our ability to raise funds.

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

Overview

Our business is a services and development business that provides a turnkey set of services for companies to develop and integrate FinTech technologies and services including blockchain technologies into their business operations. We anticipate that we will enable companies to focus on their core competencies while providing the necessary resources and expertise to execute a strategy that will enable companies to integrate new FinTech technologies and services into their business operations. Our plan is to be compensated on a fee-for-services model, technology licensing model and reoccurring transactions revenue model.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenue

Revenues of $25,000 for consulting services were recognized for the three months ended September 30, 2020. We had no revenues for the three months ended September 30, 2019.

Operating Expenses

We incurred general and administrative expenses of $122,854 and $550,783 for the three months ended September 30, 2020 and 2019, respectively, representing a decrease of $427,929 between the two periods. These expenses consisted primarily of consulting fees, professional fees, and other general and administrative costs. The decrease in consulting fees between the two periods from $281,549 in 2019 to $59,533 in 2020 was due to the decrease in compensation for our president, chief financial officer, chief operating officer, a related party consultant, and a director. Professional fees decreased from $49,791 in 2019 to $14,107 in 2020. The decrease in other general and administrative costs decreased from $294,462 in 2019 to $48,063 in 2020 is due to decreased travel costs, rent, advertising and marketing costs, compliance fees, and stock-based compensation.

Other Income (Expense)

There’s a $81,190 change in derivative liability in Q3 2020 compared to $0 in Q3 2019. Other expenses include interest expense on convertible notes payable of $36,967 for the three months ended September 30, 2020 compared to $34,394 for the same period last year.

Net Loss from Operations

We incurred net losses from operations of $99,376 and $645,768 for the three months ended September 30, 2020 and 2019, respectively, representing a decrease of $546,392, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Revenue

We had revenues of $25,000 for the nine months ended September 30, 2020 and no revenue for consulting services for the nine months ended September 30, 2019.

Operating Expenses

We incurred general and administrative expenses of $540,058 and $2,083,941 for the nine months ended September 30, 2020 and 2019, respectively, representing a decrease of $1,579,883 between the two periods. These expenses consisted primarily of consulting fees, pre-licensing fees, professional fees, and other general and administrative costs. The decrease in consulting fees between the two periods from $637,094 in 2019 to $160,560 in 2020 was due to the decrease in compensation for our president, chief operating officer, and Board of Directors. Pre-licensing fees decreased from $250,000 in 2019 to $0 in 2020. Professional fees decreased from $154,516 in 2019 to $75,102 in 2020 due to lower legal services as 2019 saw the Company spending on the evaluation of potential business opportunities and regulatory compliance. The decrease in other general and administrative costs decreased from $1,286,084 in 2019 to $257,736 in 2020 due to decreased travel costs, advertising and marketing costs, compliance fees, and stock-based compensation.

Other Income (Expense)

Other income includes $291,000 of recovered receivables received in Q1 from Ryde Holdings, changes in the derivative liability of $123,372 for nine months ended September 30, 2020 and $0 in the nine months ended September 30, 2019. Other expenses include interest expense on convertible notes payable of $112,793 for the nine months ended September 30, 2020 compared to $76,154 for September 30, 2019.

Net Loss from Operations

We incurred net loss from operations of $454,630 and $2,160,949 for the nine months ended September 30, 2020 and 2019, respectively, representing a net change of $1,706,319, primarily attributable to the factors discussed above under the heading “Operating Expenses”.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2020	As at December 31, 2019
Current Assets	$62,924	$42,886
Current Liabilities	1,590,114	1,844,693
Working Deficit	$(1,527,190)	$(1,801,807)

Current Assets

Current assets were $62,924 as at September 30, 2020 and $42,886 at December 31, 2019. The increase in current assets as at September 30, 2020 was due to loans from Ryde Holdings received partially offset by the increase in cash spent on operating expenses.

Current Liabilities

Current liabilities as at September 30, 2020 were attributable to $135,115 in accounts payable and accrued expenses, $94,043 in current portion of accrued interest on convertible notes payable, current portion of convertible notes of $898,825, and $462,131 current portion of loans payable to related party compared to $306,115 in accounts payable and accrued expenses, $104,913 in current portion of accrued interest on convertible notes payable, current portion of convertible notes of $898,825, and $534,840 current portion of loans payable to related party as at December 31, 2019.

Cash Flow

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Net cash provided by (used in) operating activities	$(265,642)	$(2,061,276)
Net cash provided by investing activities	-	410
Net cash provided by financing activities	293,948	1,188,714
Net changes in cash and cash equivalents	$28,306	$(872,152)

Operating Activities

Net cash used in operating activities was $265,641 for the nine-month period ended September 30, 2020, as compared to net cash used of $2,061,276 for the nine-month period ended September 30, 2019, a decrease of $1,795,634. The decrease in net cash used in operating activities was primarily due to amended contracts decreasing consulting fees and by decreases in accounts payables and accrued liabilities offset by an increase in accrued interest on notes payable as discussed above.

Investing Activities

There were no investing activities for the nine-month period ended September 30, 2020 and for the nine-month period ended September 30, 2019 investing activities provided $410.

Financing Activities

Financing activities provided cash of $293,948 through a private placement for the nine months ended September 30, 2020 and financing activities of $1,188,714 for the nine months ended September 30, 2019. In 2019, sBetOne issued $575,000 of convertible debentures, and net proceeds of $293,714 were raised in a private placement.

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

Going Concern

Our unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $9,430,144 as at September 30, 2020 (December 31, 2019: $9,310,776). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

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

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the fiscal year ended December 31, 2019, our disclosure controls and procedures were not effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended September 30, 2020, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

CURRENCYWORKS INC.

/s/ Swapan Kakumanu
Swapan Kakumanu
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer)
Dated: November 13, 2020

