Form 10-K
period 2020-12-31
CurrencyWorks Inc.
filed 2021-03-31
CIK 1515139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

[  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

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

$3,058,707 based on a price of $0.099 per share multiplied by 30,896,033 shares of common stock held by non-affiliates.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 26, 2021, there were 52,292,283 shares of common stock outstanding.

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

As used in this annual report, the terms “we”, “us”, “the Company”, “our” and “CurrencyWorks” mean CurrencyWorks Inc. and its wholly-owned subsidiaries, CurrencyWorks USA Inc., and Cathio, Inc., and its majority-owned subsidiary sBetOne, Inc., unless otherwise specified.

Corporate Overview

We were incorporated under the laws of the State of Nevada on July 20, 2010.

We have three subsidiaries, CurrencyWorks USA Inc., Cathio, Inc., and sBetOne, Inc. We have 100% ownership of CurrencyWorks USA Inc. and Cathio, Inc. For sBetOne, Inc., on April 1, 2019, we transferred 2,000,000 of its shares to a third-party and cancelled 1,097,826 of its shares. Additionally, 2,097,826 shares of sBetOne, Inc. were issued to third-parties, reducing our ownership in this subsidiary to 59.02%

General Development of Business

CurrencyWorks aims to be a financial technology blockchain and digital payments provider that builds, operates and manages Fintech platforms for digital currencies, digital assets and security tokens.

Since 2017, our services and development business provides a turnkey set of services for companies to develop and integrate blockchain and payment technologies into their business operations. We intend to offer Fintech (financial technology) services and infrastructure offerings in key categories, including: digital currencies; digital assets including Non Fungible Tokens (NFTs); and, digital securities.

We anticipate that we will enable companies to digitize, sell and manage new or existing asset classes on blockchain infrastructure, transact in digital/ cryptocurrencies (Payments, Rewards and Credit infrastructure), issue or create digital/crypto assets and/or manage their digital/crypto assets (Non Fungible Tokens, Fungible Cold Storage, Mining).

CurrencyWorks has developed expertise in a number of key areas of the crypto ecosystem and we plan to build on these initiatives to drive our growth, including:

Non Fungible Tokens

●	Our work with Topps Inc on NFTs for Garbage Pail Kids has positioned CurrencyWorks for further growth in the fast-growing NFT market.
●	Our image rights management blockchain platform initiative, first launched with Eastman Kodak, is seeing new opportunities in the emerging NFT sector.

Digital Payment for Cryptos

●	Our work in digital payments with the Bitrail stable coin payment platform, with its high efficiency KYC/AML platform and money transmitter license in most US states for the regulated US firearms market, is further establishing our credentials in payments in the crypto economy.

Security Tokens

●	Our work with The Canadian Stock Exchange and Odyssey Trust on STOs (security token offerings) is continuing to design back-office reporting infrastructure for the trading of tokens as registered securities.

Mergers & Acquisitions:

In the next year we will continue to explore synergistic and opportunistic M&A initiatives, including but not limited to the areas of Non Fungible Tokens (NFTs), Fungible Cold Storage, Mining, Payments and Trading infrastructure.

Our core revenue streams are expected to remain as consulting revenues and transaction fees. We may also earn equity stakes in payment for our services, to the extent permitted under applicable law.

Description of Business

Overview

Our business builds and operates FinTech Platforms-as-a-Service for digital currencies, digital securities tokens and digital assets. We anticipate that we will enable companies to digitise, sell and manage new or existing asset classes on blockchain infrastructure, transact in digital/cryptocurrencies (Payments, Rewards and Credit infrastructure), issue or create digital/crypto assets and/or manage their digital/crypto assets (Non Fungible Tokens, Fungible Cold Storage, Mining).

FinTech: Financial Technology

Fintech encompasses innovative technologies and infrastructure for the financial sector including sectors such as payments, banking, trading, funds and eCommerce.

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

Principal Services

We plan to generate revenue through the creation, development and management of fintech platforms for companies by:

1.	Business Development and Technical Services

●	Earning fees for consulting and development services
●	Earning fees for business development, program management and strategic planning
●	Licensing fees on fintech platforms
●	Transactions fees
●	Earned equity stakes in projects

2.	Blockchain and Technology Program Management

●	Product vision and road-mapping;
●	Program development and project management; and
●	Product development and testing.

3.	Customer Development

●	Customer discovery and scoping (not including any distribution or marketing related services, or assistance regarding the offer or sale of any tokens or coins); and
●	Product commercialization and support.

4.	Business Launch Services

●	Public relations; business development plans and strategies maximizing physical and digital outreach (not including any distribution or marketing related services, or assistance regarding the offer or sale of any tokens or coins).
●	Initial community development & management strategy;
●	Establish digital/social media strategy and presence;

5.	Post-Business Launch Support Services

●	Public relations to support (not including any distribution or marketing related services, or assistance regarding the offer or sale of any tokens or coins);
●	Community development and management; and
●	General support.

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

Sales and Marketing

We intend to implement our sales and marketing plan to attract new clients to our fintech-as-a-service and consulting business as follows:

●	Direct sales pipeline development and management with management signing and managing qualified business prospects
●	Maintain an online presence through our website and social media channels by utilizing video, written content and social implementations to create awareness;
●	Speaking engagements at industry conferences;
●	Networking within our established channels
●	Direct sales channel management programs including both inbound and outbound programs and client referrals; and
●	Public relations campaigns.

Dependence on Few Customers

As of March 26, 2021, we have two clients currently engaged to build out their business models, technology strategy, market entry strategy, and capital structure, which includes a blockchain platform launch. However, we have several potential customers in our sales pipeline. These customers include FACT, Inc, (Forensic Asset Certification Technology) and INVI. FACT, Inc, is a global organization which is revolutionizing security for the art and collectibles market. FACT utilizes ballistics technology, currently employed by global law enforcement agencies, to authenticate and analyze fine art and collectibles. INVI is an optimized multi-source energy generator providing the next generation of renewable energy by creating energy harvesting systems making use of various energy sources to power sensors and other products worldwide.

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

As we are still in the early stages of developing our business, we have devoted no substantial efforts to research and development within the last three fiscal years.

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

Employees

As at March 26, 2021, we have two executive officers, Bruce Elliott, who is our president, and Swapan Kakumanu, who is our chief financial officer, secretary, and treasurer and no employees. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We also employ consultants on an as-needed-basis to provide specific expertise in areas of product design and development and other business functions including marketing and accounting. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus.

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

It may be illegal now, or in the future, to acquire, own, hold, sell or use Bitcoin, Ethereum, or other cryptocurrencies, participate in the blockchain or utilize similar digital assets in one or more countries, the ruling of which would adversely affect us.

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

Risks Related to Our Business

We have an evolving business model.

As fintech and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. As a result, to stay current with the industry, our business model may need to evolve as well. From time to time, we may modify aspects of our business model relating to our product mix and service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm investors.

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

Competing fintech and blockchain platforms and technologies may adversely affect our business.

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

The cryptocurrency assets we may hold may be subject to loss, theft or restriction on access.

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

We had cash and cash equivalents in the amount of $33,342 and working deficit of $1,656,536 as of December 31, 2020, and cash and cash equivalents of $1,269 and working deficit of $1,801,807 as of December 31, 2019. We anticipate that we will require additional financing while we operate our business. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We would likely secure any additional financing necessary through a private placement of our common stock through a debt financing. There can be no assurance that any financing will be available to us, or, even if it is, if it will be offered on terms and conditions acceptable to us. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us, could have a material adverse effect upon us. If additional funds are raised by issuing equity securities, dilution to existing or future stockholders will result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the expansion of our new business.

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

We are authorized to issue up to 75,000,000 shares of common stock, of which 52,292,283 shares of common stock were issued and outstanding as of March 26, 2021. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future.

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

Risks related to Covid-19

Our business could be adversely affected by the effects of health epidemics, including the global COVID-19 pandemic.

On March 11, 2020, the Coronavirus COVID-19 (“COVID-19”) outbreak was declared a pandemic by the World Health Organization. This has resulted in governments worldwide, including the United States government and the Canadian government, enacting emergency measures to combat the spread of the virus. These measures include implementation of travel bans, self-imposed quarantine periods and social distancing, which are causing material disruption to businesses globally, resulting in an economic slowdown. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. While some of these restrictions are being lifted in stages, significant economic uncertainties persist which require increased judgment for many of the Company’s estimates and assumptions.

However the ultimate effects of how the outbreak will impact the Company’s business in future periods cannot be reasonably estimated at this time. Management has been closely monitoring its investment portfolios and overall operating results.

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

Set forth below are the range of high and low bid quotations for our common stock from the OTCQB/OTC Pink and high and low closing prices for our common stock from the TSX Venture Exchange for the periods indicated. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

	OTCQB/OTC Pink (U.S. dollars)		TSX Venture Exchange (Canadian dollars)
Quarter Ended	High	Low	High	Low
December 31, 2020	$0.55	$0.39	$0.70	$0.50
September 30, 2020	$0.06	$0.06	$0.045	$0.045
June 30, 2020	$0.10	$0.10	$0.09	$0.08
March 31, 2020	$0.04	$0.04	$0.045	$0.045
December 31, 2019	$0.06	$0.05	$0.16	$0.07
September 30, 2019	$0.12	$0.12	$0.39	$0.16
June 30, 2019	$0.24	$0.21	$0.55	$0.205
March 31, 2019	$0.20	$0.20	$0.495	$0.225

Holders of Common Stock

As of March 26, 2021, the 52,292,283 issued and outstanding shares of our common stock were held by a total of 131 stockholders of record.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our intention is to retain future earnings, if any, for use in our operations and the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2017 Equity Incentive Plan)	3,500,000		0.19	3,485,207

Equity compensation plans not approved by security holders	Nil	$	N/A	Nil

Total	3,500,000		$0.19	3,485,207

Recent Sales of Unregistered Securities

Other than as disclosed below, since the beginning of our fiscal year ended December 31, 2020, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

On January 7, 2021, we issued 200,000 shares of our common stock upon exercise of the stock options with an exercise price of US$0.10 per share for gross proceeds of US$20,000. We issued these shares to one non-U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 and/or /Section 4(a)(2) of the Securities Act of 1933.

On January 12, 2021, we issued 541,250 shares of our common stock upon exercise of the warrants with an exercise price of CDN$0.10 per share for gross proceeds of CDN$54,125. We issued these shares to two non-U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 and/or /Section 4(a)(2) of the Securities Act of 1933.

On January 14, 2021, we issued 100,000 shares of our common stock upon exercise of the stock options with an exercise price of US$0.60 per share for gross proceeds of US$60,000. We issued these shares to one non-U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 and/or /Section 4(a)(2) of the Securities Act of 1933.

On January 27, 2021, we issued 400,000 shares of our common stock upon exercise of the warrants with an exercise price of CDN$0.10 per share for gross proceeds of CDN$40,000. We issued these shares to one non-U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 and/or /Section 4(a)(2) of the Securities Act of 1933.

On February 3, 2021, we issued 1,000,000 shares of our common stock upon exercise of the warrants with an exercise price of CDN$0.10 per share for gross proceeds of CDN$100,000. We issued these shares to one non-U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 and/or /Section 4(a)(2) of the Securities Act of 1933.

On February 18, 2021, we issued 25,000 shares of our common stock upon exercise of the stock options with an exercise price of US$0.10 per share for gross proceeds of US$2,500. We issued these shares to one U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) and in issuing these shares, we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933.

On March 18, 2021, we issued 1,000,000 shares of our common stock upon exercise of the warrants with an exercise price of CDN$0.10 per share for gross proceeds of CDN$100,000. We issued these shares to one non-U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 and/or /Section 4(a)(2) of the Securities Act of 1933.

On March 18, 2021, we issued 1,000,000 shares of our common stock upon exercise of the warrants with an exercise price of CDN$0.165 per share for gross proceeds of CDN$165,000. We issued these shares to one non-U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 and/or /Section 4(a)(2) of the Securities Act of 1933.

On March 22, 2021, we issued 1,000,000 shares of our common stock upon exercise of the warrants with an exercise price of CDN$0.10 per share for gross proceeds of CDN$100,000. We issued these shares to one non-U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 and/or /Section 4(a)(2) of the Securities Act of 1933

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

Results of Operations

Revenue

We recognized revenues of $190,333 from consulting services for the year ended December 31, 2020 compared to $250,000 in 2019.

Operating Expenses

We incurred operating expenses of $795,239 and $2,187,114 for the years ended December 31, 2020 and 2019, respectively, representing a decrease of $1,391,875 between the two periods. These expenses consisted primarily of consulting fees, service costs, professional fees, stock-based compensation, interest and bank charges, and other general and administrative expenses. The decrease in operating expenses between the two periods related to an decrease in consulting expenses from $656,737 in 2019 to $348,100 in 2020 due to our company amending consulting agreement with individuals to provide strategic and project management services, a decrease in professional fees from $206,250 in 2019 to $84,726 in 2020 due to less activity in 2020, and a decrease in other general and administrative expenses from $1,378,834 in 2019 to $328,750 in 2020 as the rental agreement was cancelled in Q1 2020 and travel costs and advertising expenses have decreased due to lowered activity in 2020.

Net Loss from Operations

We incurred net losses from operations of $604,906 and $1,937,114 for the years ended December 31, 2020 and 2019, respectively, representing a decrease of $1,332,208 primarily attributable to the factors discussed above under the heading “Operating Expenses”.

Other Income (Expense)

Other income (expense) includes $314,974 of principal and interest receivables collected for the year ended December 31, 2020 on a loan receivable to a related party compared to $56,096 for the period ended December 31, 2019. Other expenses include interest expense on convertible notes payable of $150,992 compared to $113,413 interest expense for the same period last year. There were warrants issued for the year ended December 31, 2020 with a derivative liability of $3,615,149 (2019 – nil). There was also bad debt expense of $110,000 and an impairment of $2,783,834 for the year ended December 31, 2019.

The loan receivable of $1,250,000, plus accrued interest of $86,762, was impaired as the loan matured at the end of Q3 2019 and there were concerns about collectability. Efforts to pursue the receivable amounts will continue.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2020	As at December 31, 2019
Current Assets	$142,024	$42,886
Current Liabilities	1,798,560	1,844,693
Working Capital (Deficit)	$(1,656,536)	$(1,801,807)

Current Assets

Current assets of $142,024 as at December 31, 2020 and $42,886 as at December 31, 2019 were comprised of only cash and cash equivalents, accounts receivable, prepaid expenses, an outstanding loan receivable, deferred service costs and our capitalized service costs. The increase in current assets as at December 31, 2020 is mainly due to revenues receivable of $90,333. Cash and cash equivalents also increased by $32,073 as it was used for operating costs in the year.

Current Liabilities

Current liabilities as at December 31, 2020 were attributable to $144,461 in accounts payable, $135,965 in accounts payable, related party, $467,369 in loans payable and interest, related party and $1,050,765 in convertible notes and accrued interest due within the year compared to $227,707 in accounts payable and accrued expenses and $78,408 in accounts payable, related party, $534,840 in loans payable and accrued interest, related party, and $1,003,738 in convertible notes and accrued interest as at December 31, 2019.

Cash Flow

Our cash flows for the years ended December 31, 2020 and December 31, 2019 are as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Net cash (used in) operating activities	$(337,855)	$(2,292,337)
Net cash provided by financing activities	369,928	1,395,464
Net changes in cash and cash equivalents	$32,073	$(896,873)

Operating Activities

Net cash used in operating activities was $337,855 for the year ended December 31, 2020, as compared to $2,292,337 for the year ended December 31, 2019, a decrease of $1,954,482. The decrease in net cash used in operating activities was primarily due to consulting agreements that were amended at the end of 2019 reducing operational expenses.

Financing Activities

Financing activities provided cash of $369,928 for the year ended December 31, 2020 and $1,395,464 for the year ended December 31, 2019. On June 12, 2020, the Company received aggregate gross proceeds of USD$410,783 (the “Offering”) of which $278,332 is allocated to common shares. On December 31, 2020, warrants were exercised for proceeds of $50,000. In 2019, sBetOne issued $575,000 of convertible debentures, net proceeds of $294,550 were raised in a private placement, and $526,340 was raised from issuance of loans payable.

Financing Activities Subsequent to December 31, 2020

On January 5, 2021, the Company completed a private placement of an aggregate of 2,400,000 units at a price of CAD$0.125 per share for aggregate gross proceeds of $237,586. Each unit is comprised of one share of our common stock and one share purchase warrant. Each warrant will entitle the holder thereof to acquire one share of our common stock at a price of CAD$0.165 per warrant share until January 5, 2022.

On February 4, 2021, the Company completed a private placement of an aggregate of 8,000,000 units at a price of CAD$0.50 per share for aggregate gross proceeds of $3,118,179. Each unit is comprised of one share of our common stock and one share purchase warrant. Each warrant will entitle the holder thereof to acquire one share of our common stock at a price of CAD$0.75 per warrant share until February 4, 2023.

On February 10, 2021, the Company announced that it has granted an aggregate of 2,200,000 stock options (each, an “Option”) to certain directors and officers for the purchase of up to 2,200,000 common shares of the Company pursuant to its 2017 Equity Incentive. Each Option is exercisable for a period of ten (10) years at a price of US$1.17 per common share. The Options will vest as to one-third (1/3) on the date of grant, one-third (1/3) on the first anniversary and one-third (1/3) on the second anniversary.

On March 23, 2021, the Company completed the initial tranche of the financing from Global Equity Fund Inc., pursuant to which it has issued 1,200,000 units at a price of $1.00 per unit for gross proceeds of $1,200,000. Each unit consists of one share of common stock of the Company (each, a “Share”) and one share purchase warrant (each, a “Warrant”), with each Warrant entitling the holder to acquire one additional Share at a price of $1.25 per share for a period of five years from the closing date of the Initial Tranche (the “Initial Closing Date”). The Company has the option to complete additional tranches of a minimum of $400,000 each for a period of 24 months for gross proceeds of up to $3,800,000.

In connection with the Initial Tranche, the Company amended the original agreement and agreed to pay a commitment fee of $36,000 to Global Equity instead of the original cash commitment fee equal to 8%. Any fees on additional tranches will be subject to regulatory approval.

From January 1, 2021 through March 26, 2021, the Company issued 4,941,250 shares of common stock for warrants exercised and 325,000 shares of common stock for options exercised.

Cash Requirements

We expect that we will require $1,200,000, including our current working capital, to fund our operating expenditures for the next twelve months. Projected working capital requirements for the next twelve months are as follows:

Estimated Working Capital Expenditures During the Next Twelve Months

General and administrative expenses	$1,200,000
Total	$1,200,000

Our estimated general and administrative expenses for the next 12 months are $1,200,000 and are comprised of: consulting fees, accounting services, board of directors and our advisory board, investor relations consultants, and to our public relations and marketing consultants; legal and professional fees (including auditing fees); for insurance; marketing and advertising expenses; trade shows; travel expenses; office rent and miscellaneous and office expenses.

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

Going Concern

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $13,323,375 as at December 31, 2020 (December 31, 2019: $9,310,776). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

In its report on our financial statements for the years ended December 31, 2020 and 2019, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CurrencyWorks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CurrencyWorks, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Complex Financing Transactions

Description of the Matter:

As discussed in Note 6 to the consolidated financial statements, the Company’s financing transactions include warrants that are denominated in a currency other than the Company’s functional currency which requires derivative accounting. Derivative accounting is complex, involves judgements, and estimation.

How We Addressed the Matter in Our Audit:

We reviewed the underlying warrant agreements, evaluated management’s selection of a valuation method, tested the inputs used in the Black-Scholes calculation by agreeing terms to the warrant agreements and market information to third-party sites, and recalculated the derivative liability. We also reviewed the Company’s convertible note agreements to determine if there were unidentified derivatives.

/s/ Haynie & Company
Haynie & Company
Salt Lake City, Utah
March 30, 2021

We have served as the Company’s auditor since 2018.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
Assets

Current Assets
Cash and cash equivalents	$33,342	$1,269
Accounts receivable	90,333	-
Prepaid expenses	18,349	26,617
Prepaid expenses, related party	-	15,000
Total Current Assets	142,024	42,886

Investment, related party	37	37
Total Assets	$142,061	$42,923

Liabilities and Stockholders’ (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$144,461	$227,707
Accounts payable and accrued expenses, related party	135,965	78,408
Loans payable, related party	434,880	526,340
Accrued interest on loans payable, related party	32,489	8,500
Current portion of convertible notes	924,825	898,825
Current portion of interest on convertible notes	125,940	104,913
Total Current Liabilities	1,798,560	1,844,693

Derivative liability	3,747,600	-
Convertible notes payable	101,500	101,500
Accrued interest on convertible notes	220,431	115,518
Total Liabilities	5,868,091	2,061,711

Commitments and Contingencies	-	-

Stockholders’ (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 35,426,033 and 23,756,033 shares issued and outstanding as at December 31, 2020 and 2019, respectively	35,425	23,755
Additional paid-in-capital	7,895,335	7,558,174
Accumulated deficit	(13,323,375)	(9,310,776)
Total CurrencyWorks Stockholders’ (Deficit)	(5,392,615)	(1,728,847)
Non-controlling Interest	(333,415)	(289,941)
Total Stockholders’ (Deficit)	(5,726,030)	(2,018,788)

Total Liabilities and Stockholders’ (Deficit)	$142,061	$42,923

The accompanying notes are an integral part of these consolidated financial statements.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Consolidated Statements of Operations

	Year Ended December 31, 2020	Year Ended December 31, 2019

Revenues
Service revenue	$190,333	$250,000
Total revenues	190,333	250,000

Operating expenses
General and administrative expense	772,863	2,064,267
Consulting fees, related party	-	181,301
Service costs	22,376	(58,454)
Total operating expenses	795,239	2,187,114

Net loss from operations	(604,906)	(1,937,114)

Other income (expense)
Interest income, related party	314,974	56,096
Note interest expense	(150,992)	(113,413)
Derivative liability	(3,615,149)	-
Bad debt expense	-	(110,000)
Impairment	-	(2,783,834)
Total other income (expense)	(3,451,167)	(2,951,151)

Provision for taxes	-	-

Net loss	$(4,056,073)	$(4,888,265)

Loss from non-controlling interest	(43,474)	(290,351)
Net loss attributable to CurrencyWorks	$(4,012,599)	$(4,597,914)

Loss per common share – Basic and diluted	$(0.13)	$(0.20)

Weighted average number of common shares outstanding, basic and diluted	29,922,263	23,015,923

The accompanying notes are an integral part of these consolidated financial statements.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating activities
Net loss for the year	$(4,056,073)	$(4,888,265)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	4,988	33,618
Stock-based compensation, related party	15,529	83,137
Derivative liability	3,615,149
Impairment of Loan to WENN Digital Inc, related party	-	1,250,000
Changes in operating assets and liabilities
Accounts receivable	(90,333)	-
Accounts receivable, related party	-	20,000
Prepaid expense	8,268	55,598
Prepaid expense, related party	15,000	-
Deferred service costs	-	874,838
Accrued interest receivable, related party	-	30,666
Accounts payable and accrued expenses	(57,869)	140,782
Accounts payable and accrued expenses, related party	57,557	30,977
Accrued interest on loans payable, related party	23,989	8,500
Accrued interest on notes payable	125,940	104,913

Net cash (used in) operating activities	(337,855)	(2,292,337)

Investing activities
Net cash (used in) investing activities	-	-

Financing activities
Proceeds from issuance of loans payable, related party	10,000	526,340
Proceeds from warrants exercised	50,000	-
Proceeds from issuance of convertible notes	26,000	575,000
Repayment of loans payable	(36,000)	-
Proceeds from share issuance	320,908	294,124
Proceeds from share issuance	(980)	-
Net cash provided by financing activities	369,928	1,395,464

Net changes in cash and equivalents	32,073	(896,873)

Cash and equivalents at beginning of the year	1,269	898,142

Cash and equivalents at end of the year	$33,342	$1,269

SUPPLEMENTAL CASH FLOW INFORMATION
	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash share issue costs	$-	$5,383

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation	$4,988	$33,618
Stock-based compensation, related party	$15,529	$83,137
Derivative liability	$132,451	$-
Conversion of convertible debt	$65,460	$75,000
Conversion of accounts payable	$25,375	$-

The accompanying notes are an integral part of these consolidated financial statements.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional		Non-	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Controlling Interest	Equity (Deficit)
Balance, December 31, 2018	21,579,474	$21,579	$6,959,881	$(4,712,862)	$-	$2,268,598
Stock-based compensation	-	-	33,618	-	-	33,618
Stock-based compensation, related party	-	-	83,137	-	-	83,137
Share issuance for conversion of debt	750,000	750	74,250	-	-	75,000
Share issuance for cash May 16, 2019	1,000,000	1,426	292,714	-	410	294,124
Share issuance for debt settlement October 1, 2019	333,333	333	99,667	-	-	100,000
Share issuance for debt settlement November 7, 2019	93,226	93	14,907	-	-	15,000
Net loss for the period	-	-	-	(4,597,914)	(290,351)	(4,888,265)
Balance, December 31, 2019	23,756,033	23,755	7,558,174	(9,310,776)	(289,941)	(2,018,788)
Private placement issued June 12, 2020	11,170,000	11,170	267,162	-	-	278,332
Warrants exercised	500,000	500	49,480	-	-	49,980
Stock-based compensation	-	-	4,988	-	-	4,988
Stock-based compensation, related party	-	-	15,529	-	-	15,529
Net loss for the period	-	-	-	(4,012,599)	(43,474)	(4,056,073)
Balance, December 31, 2020	35,426,033	$35,425	$7,895,333	$(13,323,375)	$(333,415)	$5,726,032

The accompanying notes are an integral part of these consolidated financial statements.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $13,323,375 and $9,310,776 as of December 31, 2020 and December 31, 2019, respectively, and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock/warrants.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

1. NATURE AND CONTINUANCE OF OPERATIONS (CONT’D)

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

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2020 and 2019, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

December 31, 2020 and 2019

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2020 or 2019, and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2020 or 2019.

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

Earnings per Share

The Company computes earnings (loss) per share in accordance with ASC 105, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. At December 31, 2020, common shares from the conversion of debt (shares) (Note 4) and outstanding of stock options (shares) (Note 13) have been excluded as their effect is anti-dilutive. At December 31, 2019, common shares from the conversion of debt (12,019,929 shares) and stock options (3,500,000 shares) have been excluded as their effects are anti-dilutive.

Stock-Based Compensation

The Company has adopted FASB guidance on stock-based compensation. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The fair value of the options is calculated based off the Black Scholes valuation model (Note 13).

The Company has issued stock options to employees and non-employees. Stock options granted to non-employees for services or performance not yet rendered would be expensed over the service period or until the goals had been reached. The fair value calculation is recalculated at the end of every reporting period until the goal had been reached, or when the expense has been wholly recognized. The stock options granted to non-employees during the year ended December 31, 2020 were for services already rendered in lieu of cash compensation and, as such, the service period has already passed and the entirety of the expense was recognized in the year.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, convertible notes, and payables. The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

When determining fair value, whenever possible, the Company use observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2020, and December 31, 2019, the Company did not have any level 1 or 2 financial instruments. Please see note 6 for additional information on level 3 fair value of financial instruments.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements of fair value measurements. This standard is effective for the Company for the year ended 2020, and early adoption is permitted. The implementation of ASU 2018-13 did not have a material effect on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management has not yet evaluated the impact that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures.

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

December 31, 2020 and 2019

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

The Company did not hold any digital currency at December 31, 2020 and December 31, 2019.

Revenue Recognition

Revenue is recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, the related services are rendered or delivery has occurred.

The Company primarily generates revenues from professional services consulting agreements. These arrangements are generally multiple arrangements entered into on a contingent fee basis. There is no prepayment or retainer required prior to performing services and the entire fees is earned on a contingent basis. The Company also provides monthly post-business launch support services. The recurring monthly post-business launch support services are recognized as revenue each month that the subscription is maintained.

The Company generally enters into 1 year arrangements with renewal options for which revenues are contingent upon achieving a pre-determined deliverable or future outcome. Any contingent revenue for these arrangements is not recognized until the contingency is resolved and collectability is reasonably assured. The arrangements are individually detailed based on the needs of the clients with fees outlined in a schedule attached to the agreement.

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

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

3. ACCOUNTS RECEIVABLE

As at December 31, 2020, the Company had outstanding accounts receivables of $90,333 compared to $0 as at December 31, 2019.

4. NOTES PAYABLE

The Company has convertible notes outstanding as at December 31, 2020 and are as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2021	8%	$73,825	$54,999	$128,824
Note 2(1)	12-30-2016	12-30-2021	8%	50,000	25,611	75,611
Note 3(1)	12-30-2016	12-30-2021	8%	21,500	11,013	32,513
Note 4(1)	03-02-2017	03-02-2022	8%	20,000	9,633	29,633
Note 5(1)	06-08-2017	06-08-2022	8%	10,000	4,333	14,333
Note 6(2)	10-30-2017	10-30-2021	10%	250,000	79,315	329,315
Note 7(2)(3)	10-30-2017	10-30-2021	10%	-	8,938	8,938
Note 8	02-13-2019	08-12-2021	15%	25,000	7,058	32,058
Note 9	02-22-2019	08-21-2021	15%	225,000	62,692	287,692
Note 10	02-27-2019	08-26-2021	15%	50,000	13,829	63,829
Note 11	03-12-2019	09-11-2021	15%	25,000	6,781	31,781
Note 12	09-05-2019	08-11-2021	15%	250,000	61,849	311,849
Note 13(4)	11-15-2019		5%	50,000	2,822	52,822
Note 14(4)	07-18-2019		5%	250,000	18,219	268,219
Note 15(4)	08-09-2019		5%	25,000	1,747	26,747
Note 16(4)	09-13-2019		5%	45,000	2,928	47,928
Note 17(4)	10-04-2019		5%	54,880	4,666	59,546
Note 18(4)	11-19-2019		5%	-	851	851
Note 19(4)	12-18-2019		5%	-	767	767
Note 20(4)	01-09-2020		5%	10,000	489	10,489
Note 21(4)	03-12-2019		12%	26,000	321	26,321
Total				$1,461,205	$378,861	$1,840,066

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

The balances of the convertible notes outstanding as at December 31, 2019 are as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2020	8%	$73,825	$49,077	$122,902
Note 2(1)	12-30-2016	12-30-2021	8%	50,000	21,600	71,600
Note 3(1)	12-30-2016	12-30-2021	8%	21,500	9,288	30,788
Note 4(1)	03-02-2017	03-02-2022	8%	20,000	8,028	28,028
Note 5(1)	06-08-2017	06-08-2022	8%	10,000	3,531	13,531
Note 6(2)	10-30-2017	10-30-2020	10%	250,000	54,247	304,247
Note 7(2)(3)	10-30-2017	01-08-2019	10%	-	8,938	8,938
Note 8	02-13-2019	08-12-2021	15%	25,000	3,298	28,298
Note 9	02-22-2019	08-21-2021	15%	225,000	28,849	253,849
Note 10	02-27-2019	08-26-2021	15%	50,000	6,308	56,308
Note 11	03-12-2019	09-11-2021	15%	25,000	3,021	28,021
Note 12	09-05-2019	08-11-2021	15%	250,000	24,247	274,247
Note 13(4)	11-15-2019		5%	50,000	315	50,315
Note 14(4)	07-18-2019		5%	250,000	5,685	255,685
Note 15(4)	08-09-2019		5%	25,000	493	25,493
Note 16(4)	09-13-2019		5%	45,000	672	45,672
Note 17(4)	10-04-2019		5%	91,180	1,099	92,279
Note 18(4)	11-19-2019		5%	30,160	174	30,334
Note 19(4)	12-18-2019		5%	35,000	62	35,062
Total				$1,526,665	$228,932	$1,755,597

(1)	The note may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.
(2)	The note may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.
(3)	The principal of the note has been converted into equity with the remaining interest outstanding to be payable.
(4)	These promissory notes are un-secured and payable on demand with no maturity date

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

4. NOTES PAYABLE (CONT’D)

Based upon the balances as of December 31, 2020, the convertible notes and the related interest will come due in the following years:

	Principal	Interest	Total
2020	$1,359,705	$328,271	$1,687,976
2021	71,500	36,624	108,124
2022	30,000	13,966	43,966
Thereafter	-	-	-
Total	$1,461,205	$378,861	$1,840,066

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

On November 15, 2019, we entered into a loan agreement with Business Instincts Group (“BIG”), whereby BIG advanced $50,000 to us. The principal amount of $50,000 was repayable on demand and bore simple interest at a rate of 5% per annum, which was payable upon repayment of the principal amount of $50,000. We were entitled to repay the whole or any portion of the principal amount of $5 portion of the principal of the loan $36,300 was repaid on June 12, 2020.

On November 19, 2019, we entered into a loan agreement with Business Instincts Group (“BIG”), whereby BIG advanced $30,160 to us. The principal amount of $30,160 was repayable on demand and bore simple interest at a rate of 5% per annum, which was payable upon repayment of the principal amount of $30,160. We were entitled to repay the whole or any portion of the principal amount of $30,160, plus accrued interest on the portion of the principal amount of $30,160 being repaid, at any time. The principal portion of the loan of $30,160 was repaid on June 12, 2020.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

5. LOANS PAYABLE – RELATED PARTY (CONT’D)

On December 18, 2019 we entered into a loan agreement with Business Instincts Group (“BIG”), whereby BIG advanced $35,000 to us. The principal amount of $35,000 was repayable on demand and bore simple interest at a rate of 5% per annum, which was payable upon repayment of the principal amount of $35,000. We were entitled to repay the whole or any portion of the principal amount of $35,000, plus accrued interest on the portion of the principal amount of $35,000 being repaid, at any time. The principal portion of the loan of $35,000 was repaid on June 12, 2020.

On January 9, 2020 we entered into a loan agreement with Business Instincts Group (“BIG”), whereby BIG advanced $10,000 to us. The principal amount of $10,000 was repayable on demand and bore simple interest at a rate of 5% per annum, which was payable upon repayment of the principal amount of $10,000. We were entitled to repay the whole or any portion of the principal amount of $10,000, plus accrued interest on the portion of the principal amount of $10,000 being repaid, at any time.

6. DERIVATIVE LIABILITIES

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

The derivative liabilities were revalued at USD$3,747,600, resulting in a loss of $3,615,149 for the year ended December 31, 2020, related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: an exercise price of CAD$0.10, our stock price on the date of valuation of CAD$0.54, expected dividend yield of 0%, expected volatility of 43.61%, risk-free interest rate of 0.13%, an expected term of 1.45 years and foreign exchange rate of 1.2732.

7. WARRANTS

From January 1, 2020, through December 31, 2020, the Company issued 11,330,000 warrants.

The fair value of each warrant is estimated using the Black-Scholes valuation method. Assumptions used in calculating the fair value at December 31, 2020 were as follows:

Weighted Average Inputs Used
Annual dividend yield	$-
Expected life (years)	1.45
Risk-free interest rate	0.13
Expected volatility	43.61%
Common stock price (CAD)	$0.54

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

7. WARRANTS (CONT’D)

Since the expected life of the warrants was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

The issuances, exercises and pricing re-sets during the twelve months ended December 31, 2020, are as follows:

Outstanding at December 31, 2019	-
Issuances	11,330,000
Exercises	500,000
Anti-Dilution/Modification	-
Forfeitures/cancellations	-
Outstanding at December 31, 2020	10,830,000
Weighted Average Price at December 31, 2020 (CAD)	$0.1000

The intrinsic value of the 500,000 warrants exercised on December 31, 2020 is $280,000.

8. NOTES RECEIVABLE – RELATED PARTY

Our chairman and director, Cameron Chell, was a director, officer and an indirect shareholder of Business Instincts Group Inc. which owns 10% of the common stock of Ryde Holding Inc., the parent company of Ryde GmbH. Please see note 10 and note 17 for additional disclosure.

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

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

8. NOTES RECEIVABLE – RELATED PARTY (CONT’D)

Pursuant to the loan agreement with Ryde GmbH (“Borrower”) dated July 27, 2018, as amended on July 12, 2019 and September 30, 2019, we transferred to Borrower $500,000 on or about July 9, 2018 and $750,000 on or about July 27, 2018 and Borrower owes us $1,250,000, plus accrued interest. Under the Agreement, the parties agreed that commencing on January 1, 2020, interest will commence accruing on the outstanding principal balance of the loan at a rate of 6%per annum (previously 12% per annum for the $500,000 loan and 2% per annum for the $750,000 loan provided, however, any amounts not paid thereunder when due would have immediately commence accruing interest at a default rate of 18% per annum and 12% per annum respectively for both the loans) and if there is any default on the terms of the loan agreement, default interest at the lesser of 18% per annum and the highest rate permitted by applicable law will be deemed to have retroactively been accruing on the loan as of January 1, 2020 and will continue accrue until the earlier of the date such default is cured and the date the loan is repaid in full. The loan agreement was impaired during the year ended December 31, 2019 due to Ryde GmbH’s inability to repay the loan.

	Effective Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	07-09-2018	03-09-2019	2%	$750,000	$7,192	$757,192
Note 2(1)	07-27-2018	03-27-2019	12%	500,000	23,474	523,474
Total as at December 31, 2018				$1,250,000	$30,666	$1,280,666
Impairment as at September 30, 2019				$(1,250,000)	$(30,666)	$(1,280,666)
Total as at December 31, 2020				$-	$-	$-

(1) The $500,000 was issued in four tranches and the interest is calculated based on the dates that those tranches were issued. As at December 31, 2020, the balances of the outstanding notes receivable were impaired.

9. COMMITMENTS

The Company has no outstanding commitments as at December 31, 2020.

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of December 31, 2020, there are no legal proceedings.

10. RELATED PARTY TRANSACTIONS

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

On June 26, 2019, the Company signed an amended credit agreement where BIG cancelled $115,250 amount owed by the Company. On December 1, 2019, the agreement was amended to pay $1 a month as of December 1, 2019. As of December 31, 2020, the Company had trade and other payables owing to this related party of $102,267 (December 31, 2019 - $6,301). The Company also terminated the rental agreement as at December 31, 2019 with BIG with a monthly rental expense of $16,500 that was due to expire on February 28, 2020.

The Company engaged two clients to build out their business models, technology strategy, market entry strategy, and capital structure, including a blockchain platform launch. The Company signed an agreement with BIG in which 80% of the revenue received is reimbursed to BIG for expenses incurred to meet the performance obligations as outlined above. For the year ended December 31, 2020, the Company incurred expenses of $132,266 of which $102,267 was payable as at December 31, 2020 to BIG related to these customers.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

10. RELATED PARTY TRANSACTIONS (CONT’D)

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

In addition, under the Agreement, Borrower paid us $150,000 on February 7, 2020, which reduced the outstanding principal balance of the loan by $150,000. Borrower agreed that the remaining unpaid principal balance of the loan and all accrued and unpaid interest, will be due and paid in full on or before the earlier of (a) December 31, 2021, and (b) March 31, 2021, provided, Borrower has Earnings Before Interest, Taxes, Depreciation and Amortization or EBITDA as defined under United States GAAP of more than $5,000,000, for the 12 month period ending December 31, 2020, as certified by an independent auditor appointed by Borrower. If Borrower does not provide such certified financial statements on or before March 31, 2021, Borrower agreed that the remaining unpaid principal balance of the loan and all accrued and unpaid interest, will be immediately due and paid in full.

On February 7, 2020, Borrower paid us a total of $27,500 for expense reimbursement.

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

Our chairman and director, Cameron Chell, was a director, officer and an indirect shareholder of Business Instincts Group Inc. (please see note 17) which owns 10% of the common stock of Ryde Holding Inc., the parent company of Ryde GmbH and he is also a director, officer and indirect shareholder of Blockchain Merchant Group, Inc. which owns 2.5% of the common stock of Ryde Holding Inc. Mr. Chell has also been a director and secretary of Ryde Holding Inc. from December 2017 and chairman of Ryde Holding Inc. from February 2018. From December 2017 to February 2018, our president, Bruce Elliott, served as the chief marketing officer of Ryde Holding Inc. Our chief financial officer, Swapan Kakumanu has also been the chief financial officer of Ryde Holding Inc. from October 2018 to September 2019.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

10. RELATED PARTY TRANSACTIONS (CONT’D)

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. Previously, on October 9, 2017, the Company had signed an agreement with a company owned by Swapan Kakumanu to complete the accounting functions of the Company. On June 26, 2019, Red to Black credited the Company $25,000 in amounts owing. As of December 31, 2020, the Company had trade and other payables owing to this related party of $10,013 (December 2019 - $31,688)

As at December 31, 2020, the Company had outstanding accounts receivable from a related party of $0 compared to $15,000 as at December 31, 2019.

11. REVENUE

The Company had 100% of its concentrated revenue streams in 2020 related to two customer for consulting services provided.

12. SHARE CAPITAL

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

On November 7, 2019, the Company issued 93,226 common shares to Uptick Capital LLC for services rendered for $15,000.

On June 12, 2020, the Company completed a non-brokered private placement consisting of the issuance of 11,170,000 units (each, a “Unit”) at a price of USD$0.04 per unit. Each unit consisted of one share of common stock and one warrant with an exercise price of CAD $0.10 per warrant share for a period of 2 years from the date of closing. The Company received aggregate gross proceeds of USD$410,783 (the “Offering”) of which $278,332 is allocated to common shares and $132,451 is allocated to the warrants. See Note 4 and Note 5 for calculations. The warrants issued by the Company are denominated in CAD at issuance. The Company’s functional currency is the USD. Under U.S. GAAP, where the strike price of warrants is denominated in a currency other than an entity’s functional currency the warrants would not be considered indexed to the entity’s own stock and would consequently be considered to be a derivative liability. Therefore, the value of the warrants needs to be included as a derivative liability.

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

On December 31, 2020, there were 500,000 warrants exercised for common shares.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

13. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that our board of directors may grant options to acquire common shares of the Company at not less than 100% of the greater of: (i) the fair market value of the shares underlying the options on the grant date and (ii) the fair market value of the shares underlying the options on the date preceding the grant date at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. On December 7, 2020, the maximum number of options available for grant was increased to 6,985,207 shares. As of December 31, 2020, there are 3,500,000 stock options issued (December 31, 2019 – 2,900,000) and 3,485,207 stock options unissued (December 31, 2019 – 100,000).

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

Stock-based compensation expense recognized for the years ended December 31, 2020 and 2019 were $20,517 and $116,755, respectively. Stock options granted are valued at the fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Years Ended December 31,
	2020	2019
Share price	$0.43	$0.04
Exercise price	$0.10-1.00	$0.60-1.00
Time to maturity (years)	9	10
Risk-free interest rate	0.66%-2.41%	1.68%-2.41%
Expected volatility	115.21%-145.24%	119.58%-145.24%
Dividend per share	$0.00	$0.00
Forfeiture rate	Nil	Nil

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2018	3,400,000	0.17	0.18	8.6
Granted	100,000	0.55	0.64	8.5
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding, December 31, 2019	3,500,000	0.17	0.19	7.8
Options exercisable, December 31, 2020	3,397,228	0.18	0.16	6.8
Options outstanding, December 31, 2020	3,500,000	0.19	0.17	6.8

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

13. STOCK-BASED COMPENSATION (CONT’D)

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

14. INCOME TAXES

For the fiscal years 2020 and 2019, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2020 and 2019, the Company had net operating loss carry forwards of approximately $12,970,232 and $8,957,633 , respectively. The carry forwards expire through the year 2040. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

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

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

14. INCOME TAXES (CONT’D)

	For the years ended December 31,
	2020	2019
Net operating loss before taxes	$(4,012,599)	$(4,597,914)
Federal income tax rate	21%	21%
Tax expense (benefit) at the statutory rate	(842,646)	(965,562)
Non-deductible items
Tax effect of stock-based compensation (non-qualifying options)	4,309	24,519
Change in Derivatives	759,181	-
Change in valuation allowance	79,156	941,043
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities. The tax effect of significant components of the Company’s deferred tax assets at December 31, 2020 and 2019, respectively, are as follows:

	2020	2019
Deferred tax asset:
Net operating loss carry forwards	$1,960,259	$1,955,263
Total gross deferred tax assets	1,960,259	1,955,263
Less: Deferred tax asset valuation allowance	(1,960,259)	(1,955,263)
Total net deferred tax assets	$-	$-

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

The returns filed from the year 2017 going-forward are subject to examination by the IRS.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

15. FINANCIAL INSTRUMENTS

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

A three-tier fair value hierarchy is established as a base for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

●	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2: Observable inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3: unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participants assumptions that are reasonably available.

○	Investment in related party

The derivative liabilities would be classified as a level 3 financial instrument.

	As of December 31,
	2020	2019
Investment in related party	$37	$37

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Warrants
Derivative liability at December 31, 2019	$-
Addition of new conversion option derivatives	132,451
Change in fair value	3,615,149
Derivative liability at December 31, 2020	$3,747,600

Please see note 6 for additional information.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

16. NON-CONTROLLING INTEREST

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

The following table sets forth a summary of the changes in non-controlling interest:

Year ended December 31
Non-controlling interest at December 31, 2018	$-
Share issuance	410
Net loss	(290,351)
Non-controlling interest at December 31, 2019	$(289,941)
Net loss	(43,474)
Non-controlling interest at December 31, 2020	(333,415)

17. SUBSEQUENT EVENTS

On January 5, 2021, the Company completed a private placement of an aggregate of 2,400,000 units at a price of CAD$0.125 per share for aggregate gross proceeds of $237,586. Each unit is comprised of one share of our common stock and one share purchase warrant. Each warrant will entitle the holder thereof to acquire one share of our common stock at a price of CAD$0.165 per warrant share until January 5, 2022.

These units were issued to three non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

As of January 15, 2021, Business Instincts Group (“BIG”) is no longer considered a related party due to Cameron Chell’s resignation as director and officer from BIG. Cameron also no longer has any beneficial ownership in BIG.

On February 4, 2021, the Company completed a private placement of an aggregate of 8,000,000 units at a price of CAD$0.50 per share for aggregate gross proceeds of $3,118,179. Each unit is comprised of one share of our common stock and one share purchase warrant. Each warrant will entitle the holder thereof to acquire one share of our common stock at a price of CAD$0.75 per warrant share until February 4, 2023.

Of the 8,000,000 units, the Company issued: (i) 330,000 units were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(a)(2) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, to three investors each of who were an “accredited investor” within the meaning ascribed to that term in Regulation D; and (ii) 7,670,000 units were issued to fifty-four non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 10, 2021, the Company announced that it has granted an aggregate of 2,200,000 stock options (each, an “Option”) to certain directors and officers for the purchase of up to 2,200,000 common shares of the Company pursuant to its 2017 Equity Incentive. Each Option is exercisable for a period of ten (10) years at a price of US$1.17 per common share. The Options will vest as to one-third (1/3) on the date of grant, one-third (1/3) on the first anniversary and one-third (1/3) on the second anniversary.

From January 1, 2021 through March 26, 2021, the Company issued 4,941,250 shares of common stock for warrants exercised and 325,000 shares of common stock for options exercised.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

17. SUBSEQUENT EVENTS (CONT’D)

On March 23, 2021, the Company completed the initial tranche of the financing from Global Equity Fund Inc., pursuant to which it has issued 1,200,000 units at a price of $1.00 per unit for gross proceeds of $1,200,000. Each unit consists of one share of common stock of the Company (each, a “Share”) and one share purchase warrant (each, a “Warrant”), with each Warrant entitling the holder to acquire one additional Share at a price of $1.25 per share for a period of five years from the closing date of the Initial Tranche (the “Initial Closing Date”). The Company has the option to complete additional tranches of a minimum of $400,000 each for a period of 24 months for gross proceeds of up to $3,800,000.

In connection with the Initial Tranche, the Company amended the original agreement and agreed to pay a commitment fee of $36,000 to Global Equity instead of the original cash commitment fee equal to 8%. Any fees on additional tranches will be subject to regulatory approval.

The securities issued under the Initial Tranche are subject to a statutory hold period of four months and one day from the Initial Closing Date.

None of the securities issued in the Initial Tranche will be registered under the United States Securities Act of 1933, as amended (the “1933 Act”), and none of them may be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the 1933 Act. This news release shall not constitute an offer to sell or a solicitation of an offer to buy nor shall there be any sale of the securities in any state where such offer, solicitation, or sale would be unlawful.

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

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting. Our principal executive officer and our principal financial officer have assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report on Form 10-K based on the criteria for effective internal control described Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission 2013. Based on this assessment, our principal executive officer and our principal financial officer have concluded our internal control over the financial reporting is not effective due to the following material weaknesses, which existed as of December 31, 2020:

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

Changes in Internal Control over Financial Reporting during the Fourth Quarter of 2020

During the fourth quarter ended December 31, 2020, there were no changes to our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Bruce Elliott	President	57	October 15, 2017
Swapan Kakumanu	Chief Financial Officer, Secretary and Treasurer	51	December 4, 2018
Cameron Chell	Chairman and Director	52	August 21, 2017
James P. Geiskopf	Lead Director	61	August 28, 2014
Michael Blum	Director	44	October 9, 2017
Edmund C. Moy	Director	63	February 9, 2018
James M. Carter	Director	75	May 17, 2018

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

Mr. Kakumanu has been a partner, controller and chief financial officer for Red to Black Inc., a financial services firm offering chief financial officer, controller and strategic consulting services to both public and private companies, since November 2012. Mr. Kakumanu has been the chief financial officer of RYDE Holding Inc. since October 2018, the chief financial officer and a director of BLOCKStrain Technology Corp. since September 2018, and the chief financial officer of Pounce Technologies Inc. since July 2016. Mr. Kakumanu was also the chief financial officer of Intercept Energy Services Inc. from June 2014 to September 2018, the chief financial officer of Vogogo Inc. from August 2017 to April 2018, the controller of Vogogo Inc. from November 2013 to April 2018, the chief financial officer of Oral4D Systems Inc. from February 2015 to April 2017, the chief financial officer of Decisive Farming Corp. from December 2014 to November 2016 and the chief financial officer of Silver Gold Bull Inc. from March 2013 to December 2013. On September 16, 2020 we appointed Mr. Kakumanu as our secretary and treasurer.

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

Michael Blum

On October 9, 2017, Michael Blum was appointed as the chief financial officer, secretary, treasurer and a director of our company. On December 4, 2018, we removed Mr. Blum as our chief financial officer in order to accommodate the appointment of Swapan Kakumanu as our chief financial officer in connection with our application to list our common stock on the TSX Venture Exchange. On September 14, 2020, Mr. Blum resigned as our chief operating officer. On September 16, 2020, Mr. Blum resigned as the secretary and treasurer of our company.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended December 31, 2020 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2020;
(b)	each of two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2020; and
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2020,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company for the years ended December 31, 2020 and 2019 are set out in the following summary compensation table:

Summary Compensation Table – Years Ended December 31, 2020 and 2019

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Bruce Elliott	2020	-	-	-	-	-	-	-	-
President(1)	2019	80,000	-	-	-	-	-	-	80,000

Michael Blum	2020	-	-	-	-	-	-	-	-
Director, Former Chief Operating Officer, Secretary, Treasurer (2)	2019	36,000	-	-	-	-	-	-	36,000

Swapan Kakumanu	2020	-	-	-	-	-	-	-	-
Chief Financial Officer(3) Secretary and Treasurer(2)	2019	25,000	-	-	-	-	-	-	25,000

Notes:

(1)	On October 15, 2017, Mr. Elliott was appointed as the president of our company.

(2)	On October 9, 2017, Mr. Blum was appointed as the chief financial officer, secretary, treasurer and a director of our company. On December 4, 2018, Mr. Blum resigned as our chief financial officer in order to accommodate the appointment of Swapan Kakumanu as our chief financial officer. On the same day, Mr. Blum was appointed as chief operating officer. On September 14, 2020, Mr. Blum resigned as our chief operating officer. On September 16, 2020, Mr. Blum resigned as the secretary and treasurer of our company.

(3)	On December 4, 2018, Mr. Kakumanu was appointed as the chief financial officer of our company. On September 16, 2020, we appointed Mr. Kakumanu as our secretary and treasurer.

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

On October 15, 2017, as amended on January 22, 2018, November 22, 2018, and December 7, 2020, our board of directors adopted and approved the 2017 Equity Incentive Plan. The purpose of the plan is to (a) enable us and any of our affiliates to attract and retain the types of employees, consultants and directors who will contribute to our long range success; (b) provide incentives that align the interests of employees, consultants and directors with those of our stockholders; and (c) promote the success of our business. On November 22, 2018, our board of directors amended our 2017 Equity Incentive Plan in connection with our application to list our common stock on the TSX Venture Exchange. On December 7, 2020, the plan was amended to provide that a total of 6,985,207 shares of our common stock will be available for the grant of stock options and no shares will be available for the grant of non-stock option awards.

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

On February 10, 2021, we granted an aggregate of 2,200,000 stock options to our directors and officers (400,000 stock options to Bruce Elliott, 200,000 stock options to Michael Blum, 400,000 stock options to Cameron Chell, 400,000 stock options to James P. Geiskopf, 200,000 to Edmun Moy, 400,000 to Swapan Kakumanu, and 200,000 to James M. Carter). Each stock option is exercisable for a period of 10 years at a price of $1.17 per share. The stock options vest as to one-third on the date of grant, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2020:

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
(4)	These stock options are held by Red to Black Inc., a company controlled by Swapan Kakumanu

Compensation of Directors

During the year ended December 31, 2020, compensation to directors who were not our named executive officers is set out in the director compensation table below:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Cameron Chell(1)	-	-	-	-	-	-	-
James P. Geiskopf	60,000	-	-	-	-	-	-
Edmund C. Moy	-	-	-	-	-	-	-
James M. Carter	-	-	-	-	-	-	-
Alphonso Jackson(2)	-	-	-	-	-	-	-

(1)	Does not include the fees and stock options received by Business Instincts Group Inc. On October 18, 2017, we entered into a business services agreement with Business Instincts Group Inc., a company of which Mr. Chell was a director, officer and indirect shareholder until January 15, 2021. The fees and stock options received by Business Instincts Group Inc. are compensation for the services provided by that company as a whole and we did not compensate Mr. Chell separately for these services.
(2)	Mr. Jackson ceased to be a director of our company on December 7, 2020.

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

In connection with the appointment of Edmund C. Moy as a director on February 9, 2018, we entered into an offer letter dated February 9, 2018 with Mr. Moy, pursuant to which, among other things, we agreed to pay Mr. Moy $50,000 in annual cash compensation and grant 100,000 stock options. Effective February 9, 2018, we granted to Mr. Moy 100,000 stock options, which are exercisable at an exercise price of $0.60 per share until February 9, 2028. The stock options become exercisable as follows: (i) 1/3 on the grant date, (ii) 1/3 on the first anniversary of the grant date and (iii) 1/3 on the second anniversary of the grant date. On December 20, 2019, Mr. Moy agreed to credit the remaining outstanding invoices of $33,333.

In connection with the appointment of James Carter as a director on May 17, 2018, we entered into an offer letter dated May 17, 2018 with Mr. Carter, pursuant to which, among other things, we agreed to pay Mr. Carter $50,000 in annual cash compensation and grant 100,000 stock options. Effective May 17, 2018, we granted to Mr. Carter 100,000 stock options, which are exercisable at an exercise price of $0.60 per share until May 17, 2028. The stock options become exercisable monthly over 36 months as follows: 1/36 of the stock options vesting each month commencing on May 17, 2018. On December 20, 2019, Mr. Carter agreed to credit the remaining outstanding invoices of $33,333.

In connection with the appointment of Alphonso Jackson as a director on June 22, 2018, we entered into an offer letter dated June 22, 2018 with Mr. Jackson, pursuant to which, among other things, we agreed to pay Mr. Jackson $50,000 in annual cash compensation and grant 100,000 stock options, which stock options were previously granted on June 7, 2018 in connection with his appointment as a member of our advisory board. The stock options are exercisable at the exercise price of $0.60 per share until June 7, 2028. The stock options become exercisable as follows: (i) 1/3 on the grant date, (ii) 1/3 on the first anniversary of the grant date and (iii) 1/3 on the second anniversary of the grant date. On December 20, 2019, Mr. Jackson agreed to credit the remaining outstanding invoices of $47,500. Mr. Jackson ceased to be a director of our company on December 7, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 26, 2021, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our directors, our named executive officers and by our executive officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)(2)
Bruce Elliott 6 Kermode Road, Crosby, Isle of Man 1M4 4BZ	Common Stock	200,000	(3)	*
Michael Blum 2212 Glenbrook Way, Las Vegas, NV 89117	Common Stock	650,000	(4)	1.24%
Swapan Kakumanu 193 Simcoe Circle SW, Calgary, AB T3H 4S3	Common Stock	133,333	(5)	*
Cameron Chell 561 Indiana Court, Venice Beach, CA 90291	Common Stock	2,650,000	(6)	5.07%
James P. Geiskopf 3250 Oakland Hills Court, Fairfield, CA 94534	Common Stock	2,900,000	(7)	5.55%
Edmund C. Moy 4251 Campbell Avenue, Suite 313, Arlington, VA 22206	Common Stock	100,000	(8)	*
James M. Carter 12532 23rd Ave, Surrey, BC V4A 2C4, Canada	Common Stock	69,447	(9)	*
All executive officers and directors as a group (7 persons)	Common Stock	6,702,780		12.82%

Notes

* Less than 1%.

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Percentage of ownership is based on 52,292,283 shares of our common stock issued and outstanding as of March 26, 2021.
(3)	Comprised of 200,000 options to purchase shares of our common stock exercisable within 60 days.
(4)	Includes 400,000 options to purchase shares of our common stock exercisable within 60 days.
(5)	Includes 83,333 options to purchase shares of our common stock exercisable within 60 days, held by Red to Black Inc., a company controlled by Mr. Kakumanu.
(6)	Comprised of 50,000 shares of our common stock held directly, 2,000,000 shares of our common stock held indirectly through Blockchain Fund GP Inc., 200,000 shares of our common stock held indirectly through 1373024 Alberta Inc. and 400,000 options to purchase shares of our common stock exercisable within 60 days, held by Mr. Chell. Mr. Chell has the sole power to vote or direct the vote, and to dispose or direct the disposition of the shares of our common stock held by Blockchain Fund GP Inc. and 1373024 Alberta Inc.
(7)	Includes 400,000 options to purchase shares of our common stock exercisable within 60 days.
(8)	Includes 66,666 options to purchase shares of our common stock exercisable within 60 days.
(9)	Includes 55,560 options to purchase shares of our common stock exercisable within 60 days.

Changes in Control

We are unaware of any arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since January 1, 2019, or currently proposed transaction, in which the Company were or are to be a participant and the amount involved exceeds $20,258.50, being the lesser of $120,000 or one percent of the average of its total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

On October 18, 2017, the Company entered into a business services agreement with Business Instincts Group Inc., on November 20, 2017, we entered into a loan agreement with RYDE Holding Inc. (“Ryde”), formerly WENN Digital Inc., and, on December 29, 2017, as amended as of March 15, 2018, July 9, 2018, and October 29, 2018, the Company entered into a business services agreement with Ryde. The Company’s chairman and director, Cameron Chell, was a director, officer and an indirect shareholder of Business Instincts Group Inc. (until January 15, 2021) which owns 10% of the common stock of Ryde and he is also a director, officer and indirect shareholder of Blockchain Merchant Group, Inc. which owns 2.5% of the common stock of Ryde. Mr. Chell has also been a director and secretary of Ryde from December 2017 and chairman of Ryde from February 2018. From December 2017 to February 2018, the Company’s president, Bruce Elliott, served as the chief marketing officer of Ryde. The Company’s chief financial officer, Swapan Kakumanu has also been the chief financial officer of Ryde from October 2018. See Related Party (Note 8) of our audited consolidated financial statements and related notes for additional information.

On July 9, 2018, the Company entered into a loan agreement with Ryde whereby the Company provided to Ryde a loan in the principal amount of $750,000. The principal amount of the loan bears interest at the rate of 2% per annum, provided, however, any amounts not paid when due will immediately commence accruing interest at the default rate of 10% per annum. The principal amount of the loan, any accrued and unpaid interest thereon, and any other amounts owing under the loan maters on the earlier of (i) March 9, 2019 and (ii) the closing by Ryde of a minimum of $3,000,000 in financings, in the aggregate, whether through the sale of KodakCoins, equity or otherwise. Ryde can prepay all outstanding amounts on 10 days’ notice to the Company. This loan agreement has since been amended (please see Related Party (Note 8) of our audited consolidated financial statements and related notes for additional information).

Effective May 1, 2018, the Company entered into a facility services agreement with Business Instincts Group Inc., a company of which Cameron Chell was a director, officer and indirect shareholder until January 15, 2021, whereby the Company agreed to pay Business Instincts Group Inc. a basic monthly rent of $16,500 for the complete occupancy term commencing May 1, 2018 until February 28, 2020 to use the premises located at 4101 Redwood Ave, Building F. Los Angeles, California 90066 for general office purposes. This service agreement has since been terminated as at December 31, 2019.

The Company entered into 7 promissory notes with rate of interest payable at 5% per annum on July 18, 2019, August 9, 2019, September 13, 2019, October 4, 2019, November 19, 2019, December 18, 2019, and January 9, 2020 with Business Instincts Group Inc. (“BIG”). The Company repaid BIG $101,460 of the principal amount owing in the fiscal year ended December 31, 2020. As of March 30, 2021, the Company owed $419,240 in principal and interest (December 31, 2020 - $414,547 and December 31, 2019 - $484,525). The largest aggregate principal outstanding during the period from January 1, 2019 to December 31, 2020 was $1,915,205, with $1,840,066 outstanding as at December 31, 2020. No interest was paid in the period from January 1, 2019 to December 31, 2020. Our chairman and director, Cameron Chell, was a director, officer and an indirect shareholder of BIG until January 15, 2021.

The Company engaged two clients to build out their business models, technology strategy, market entry strategy, and capital structure, including a blockchain platform launch. The Company signed an agreement with BIG in which 80% of the revenue received is reimbursed to BIG for expenses incurred to meet the performance obligations as outlined above. For the year ended December 31, 2020, the Company incurred expenses of $132,266 of which $102,267 was payable as at December 31, 2020 to BIG related to these customers.

Effective as of December 10, 2020, we entered into a business services agreement with BIG, whereby we retained the services of BIG to provide various business and product development services. The term of the business services agreement, the services to be provided by BIG under the business services agreement and the amounts to be paid to BIG for providing the services under the business services agreement (the “Fees”) will be set out separately in the future as separate schedules to the business services agreement. We and BIG have agreed that the Fees be calculated based on new business services agreements we sign with our customers and such Fees will not be more than eighty percent of the fees that we charge our customers. We expect that the Fees will be eighty percent of the fees that we charge our customers for most of our customers. Under the business services agreement, the Fees are to be calculated only on the revenue earned and collected by us from our customers that relates to monthly services fee and product development fees and the Fees will not be calculated on any revenues earned and collected by us from our customers that are based on transaction processing fees or any revenue earned in the form of equity or joint venture or profit-sharing arrangements in our customer’s company. Under the business services agreement, we are responsible for paying specific disbursements charged by third parties to BIG relating to the business services agreement, including graphic design, creative, legal and other advisory fees. We have also agreed to reimburse BIG for any out-of-pocket expenses incurred by BIG in connection with the business services agreement and carrying out the services once we collect these out-of-pocket expenses from our customers. Any out-of-pocket expenses and disbursements to be charged by third parties must be pre-approved by us.

Compensation for Executive Officers and Directors

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

Director Independence

We currently act with five directors consisting of Michael Blum, Cameron Chell, James P. Geiskopf, Edmund C. Moy, and James M. Carter. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we have three independent directors, James Geiskopf, Edmund C. Moy, and James M. Carter.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to our company for the years ended December 31, 2020 and December 31, 2019 for professional services rendered by Haynie & Company, our independent registered public accounting firm:

Fees	2020		2019
Audit Fees	$55,000	*	$55,542
Audit Related Fees	-		-
Tax Fees	-		-
Other Fees	-		-
Total Fees	$55,000		$55,542

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)

Exhibit Number	Description
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)
10.13	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.14	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.15	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.16	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)
10.18	Loan Agreement dated November 20, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)
10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.21	Business Services Agreement dated effective December 29, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 15, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24	Offer Letter dated January 22, 2018 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)

Exhibit Number	Description
10.25	Offer Letter dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.26	2017 Equity Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.27	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.28	Stock Option Agreement dated October 15, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.29	Stock Option Agreement dated October 15, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.30	Stock Option Agreement dated October 15, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.31	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.32	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.33	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.34	Indemnification Agreement dated December 20, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.35	Indemnification Agreement dated December 20, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.36	Indemnification Agreement dated December 20, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.37	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.38	Offer Letter dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.39	Stock Option Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.40	Indemnification Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.41	Offer Letter dated June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.42	Stock Option Agreement dated June 7, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.43	Indemnification Agreement June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.44	Amendment Agreement dated effective as of June 25, 2018 to Business Services Agreement dated October 18, 2017 with Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 29, 2018)
10.45	Loan Agreement dated July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.46	Corporate Guaranty dated July 9, 2018 by Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.47	Amendment No. 2 to Business Services Agreement dated as of July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.48	Loan Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.49	Corporate Guaranty entered into as of August 29, 2018 by Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)

Exhibit Number	Description
10.50	Security Agreement entered into as of August 29, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.51	Security Assignment Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.52	Master Services Agreement dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.53	Software Services Statement of Work dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.54	Amendment No. 3 to Business Services Agreement dated as of October 29, 2018 with Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on October 31, 2018)
10.55	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.56	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.57	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.58	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.59	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.60	2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)
10.61	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 29, 2018)
10.62	Amendment to Independent Consultant Agreement dated December 4, 2018 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2018)
10.63	Master Services Agreement dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.64	Software Services Statement of Work dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.65	Stock Option Agreement dated October 15, 2017 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.66	Stock Option Agreement dated June 8, 2018 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.67	Independent Consultant Agreement dated effective December 4, 2018 with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.68	Indemnification Agreement with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.69	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2019)
10.70	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017 between CurrencyWorks Inc. and Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.71	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated January 22, 2018 between CurrencyWorks Inc. and James P. Geiskopf (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.72	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated February 9, 2018 between CurrencyWorks Inc. and Edmund C. Moy (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.73	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated May 17, 2018 between CurrencyWorks Inc. and James Carter (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.74	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated June 22, 2018 between CurrencyWorks Inc. and Alphonso Jackson (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.75	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017, as amended on November 30, 2018 and July 1, 2019 between CurrencyWorks Inc. and Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.76	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Business Services Agreement dated effective October 18, 2017 as amended on June 26, 2018 between CurrencyWorks Inc. and Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.77	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective December 4, 2018 between CurrencyWorks Inc. and Swapan Kakumanu (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.78	Amendment to Loan Agreement and Termination of Business Services Agreement dated February 7, 2020 with Ryde GmbH and Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 12, 2020)
10.79	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2020)
10.80	Business Services Agreement with Business Instincts Group Inc. dated December 10, 2020 (incorporated by reference from our Current Report on Form 8-K, filed on December 11, 2020)
10.81	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2021)
10.82	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 11, 2021)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K, filed on April2, 2018)
(16)	Letter re Change in Certifying Accountant
16.1	Letter from Pritchett, Siler & Hardy P.C. dated January 22, 2018 (incorporated by reference from our Current Report on Form 8-K, filed on January 22, 2018)
(21)	Subsidiaries
21.1	Subsidiaries of CurrencyWorks Inc. CurrencyWorks USA Inc., Nevada corporation Cathio, Inc., Delaware corporation sBetOne, Inc., Delaware corporation
(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

ITEM 16. form 10-k summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRENCYWORKS INC.

By:

/s/ Bruce Elliott
Bruce Elliott
President
(Principal Executive Officer)
Date: March 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce Elliott
Bruce Elliott
President
(Principal Executive Officer)
Date: March 26, 2021

/s/ Swapan Kakumanu
Swapan Kakumanu
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: March 26, 2021

/s/ Cameron Chell
Cameron Chell
Director
Date: March 26, 2021

/s/ James P. Geiskopf
James P. Geiskopf
Director
Date: March 26, 2021

/s/ Edmund C. Moy
Edmund C. Moy
Director
Date: March 26, 2021

/s/ James M. Carter
James M. Carter
Director
Date: March 26, 2021

/s/Michael Blum
Michael Blum
Director
Date: March 26, 2021

- 43 -