Form 10-K/A
period 2020-12-31
CurrencyWorks Inc.
filed 2021-03-31
CIK 1515139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

EXPLANATORY NOTE

We are filing this amendment to amend our annual report on Form 10-K for the year ended December 31, 2020, which was originally filed with the Securities and Exchange Commission as of March 31, 2021. We are filing this amendment to correct the information under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of our annual report on Form 10-K.

All other information included in our annual report on Form 10-K for the year ended December 31, 2020 has not been amended. Except for the matters described above, this amendment does not modify or update disclosures in the originally filed annual report on Form 10-K, or reflect events occurring after the filing of the originally filed annual report on Form 10-K.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)(2)
Bruce Elliott 6 Kermode Road, Crosby, Isle of Man 1M4 4BZ	Common Stock	333,333	(3)	*
Michael Blum 2212 Glenbrook Way, Las Vegas, NV 89117	Common Stock	716,667	(4)	1.37%
Swapan Kakumanu 193 Simcoe Circle SW, Calgary, AB T3H 4S3	Common Stock	358,333	(5)	*
Cameron Chell 561 Indiana Court, Venice Beach, CA 90291	Common Stock	2,794,333	(6)	5.34%
James P. Geiskopf 3250 Oakland Hills Court, Fairfield, CA 94534	Common Stock	4,033,333	(7)	7.71%
Edmund C. Moy 4251 Campbell Avenue, Suite 313, Arlington, VA 22206	Common Stock	166,667	(8)	*
James M. Carter 12532 23rd Ave, Surrey, BC V4A 2C4, Canada	Common Stock	166,667	(9)	*
All executive officers and directors as a group (7 persons)	Common Stock	8,569,333		16.38%

Notes

* Less than 1%.

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Percentage of ownership is based on 52,292,283 shares of our common stock issued and outstanding as of March 26, 2021.
(3)	Comprised of 333,333 options to purchase shares of our common stock exercisable within 60 days.
(4)	Includes 466,667 options to purchase shares of our common stock exercisable within 60 days.
(5)	Includes 358,333 options to purchase shares of our common stock exercisable within 60 days, held by Red to Black Inc., a company controlled by Mr. Kakumanu.
(6)	Comprised of 61,000 shares of our common stock held directly, 2,000,000 shares of our common stock held indirectly through Blockchain Fund GP Inc., 200,000 shares of our common stock held indirectly through 1373024 Alberta Inc. and 533,333 options to purchase shares of our common stock exercisable within 60 days, held by Mr. Chell. Mr. Chell has the sole power to vote or direct the vote, and to dispose or direct the disposition of the shares of our common stock held by Blockchain Fund GP Inc. and 1373024 Alberta Inc.
(7)	Includes 533,333 options and 1,000,000 warrants to purchase shares of our common stock exercisable within 60 days.
(8)	Includes 166,667 options to purchase shares of our common stock exercisable within 60 days.
(9)	Includes 166,667 options to purchase shares of our common stock exercisable within 60 days.

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
Date: March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce Elliott
Bruce Elliott
President
(Principal Executive Officer)
Date: March 31, 2021

/s/ Swapan Kakumanu
Swapan Kakumanu
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: March 31, 2021

/s/ Cameron Chell
Cameron Chell
Director
Date: March 31, 2021

/s/ James P. Geiskopf
James P. Geiskopf
Director
Date: March 31, 2021

/s/ Edmund C. Moy
Edmund C. Moy
Director
Date: March 31, 2021

/s/ James M. Carter
James M. Carter
Director
Date: March 31, 2021

/s/Michael Blum
Michael Blum
Director
Date: March 31, 2021

- 43 -