Form 10-Q
period 2021-03-31
CurrencyWorks Inc.
filed 2021-05-17
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 53,792,283 shares of common stock outstanding as of May 14, 2021.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the quarter ended March 31, 2021 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading.

CurrencyWorks Inc.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$4,322,505	$33,342
Accounts receivable	2,833	90,333
Prepaid expenses	345,709	18,349
Total Current Assets	4,671,047	142,024

Investment, related party	37	37
Total Assets	$4,671,084	$142,061

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$290,479	$144,461
Accounts payable and accrued expenses, related party	15,014	135,965
Loans payable, related party	-	434,880
Accrued interest, on loans payable, related party	-	32,489
Current portion of convertible notes	916,500	924,825
Current portion of notes payable	434,880	-
Current portion of interest on loans payable	87,164	-
Current portion of interest on convertible notes	267,894	125,940
Total Current Liabilities	2,011,931	1,798,560

Derivative liability	38,179,235	3,747,600
Convertible notes payable	10,000	101,500
Accrued interest on convertible notes	4,530	220,431
Total Liabilities	40,205,696	5,868,091

Commitments and Contingencies		-

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 52,292,283 and 35,426,033 shares issued and outstanding as at March 31, 2021 and December 31, 2020, respectively	52,291	35,425
Additional paid-in-capital	22,942,859	7,895,335
Accumulated deficit	(58,187,379)	(13,323,375)
Total CurrencyWorks Stockholders’ Deficit	(35,192,229)	(5,392,615)
Non-controlling interest	(342,383)	(333,415)
Total Stockholders’ Deficit	(35,534,612)	(5,726,030)

Total Liabilities and Stockholders’ (Deficit)	$4,671,084	$142,061

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Revenues
Service revenue	$-	$-
Total revenues	-	-

Operating expenses
General and administrative expense	1,548,742	171,428
Service costs	-	(26,957)
Total operating expenses	1,548,742	144,471

Net loss from operations	(1,548,742)	(144,471)

Other income (expense)
Other income	16,500	275,000
Note interest expense	(45,959)	(37,919)
Derivative liability	(43,294,771)	-
Total other income (expense)	(43,324,230)	237,081

Net income/(loss)	$(44,872,972)	$92,610

Loss from non-controlling interest	(8,968)	(8,092)
Net loss attributable to CurrencyWorks	(44,864,004)	100,702

Earnings (loss) per common share – Basic	$(1.00)	$0.00
Earnings (loss) per common share – Diluted	$(1.00)	$0.00

Weighted average number of common shares outstanding, basic	44,702,061	23,756,033
Weighted average number of common shares outstanding, diluted	44,702,061	27,256,033

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating activities
Net income (loss) for the period	$(44,872,972)	$92,610
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	354,817	1,047
Stock-based compensation, related party	785,345	8,061
Derivative liability	43,303,230	-
Changes in operating assets and liabilities
Accounts receivable	87,500	-
Prepaid expense	(327,360)	2,534
Accounts payable and accrued expenses	147,228	(143,523)
Accounts payable and accrued expenses, related party	(120,951)	-
Accrued interest on loans payable, related party	24,284	6,686
Accrued interest on notes payable	(128,737)	31,234
Accrued interest on convertible notes	141,954	-
Net cash used in operating activities	(605,662)	(1,351)

Financing activities
Proceeds from issuance of loans payable, related party	-	10,000
Proceeds from share issuance	4,577,115	-
Proceeds from warrants exercise	443,018	-
Proceeds from options exercise	32,500	-
Loan repayment	(156,598)	-
Share issuance cost	(1,210)	-
Net cash provided by financing activities	4,894,825	10,000

Net changes in cash and equivalents	4,289,163	8,649

Cash and equivalents at beginning of the period	33,342	1,269

Cash and equivalents at end of the period	$4,322,505	$9,918

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$56,773	$-
Cash paid for income taxes	$-	$-
Non-cash share issue costs	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation	354,817	-
Stock-based compensation, related party	785,345	-
Derivative liability	38,179,236	-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock					Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Stockholders’ Equity (Deficit)
Balance, December 31, 2019	23,756,033	$23,755	$7,558,174	$(9,310,776)	$(289,941)	$(2,018,788)
Stock-based compensation	-	-	1,047	-	-	1,047
Stock-based compensation, related party	-	-	8,061	-	-	8,061
Balance, March 31, 2020	23,756,033	$23,755	$7,567,282	$(9,210,074)	$(298,033)	$(1,917,070)

Balance, December 31, 2020	35,426,033	$35,426	$7,895,333	$(13,232,375)	$(333,415)	$(5,726,031)
Stock-based compensation	-	-	354,817	-	-	354,817
Stock-based compensation, related party	-	-	785,345	-	-	785,345
Share Issuance	11,600,000	11,600	2,506,486	-	-	4,577,115
Options Exercised	325,000	325	32,175	-	-	32,500
Warrants Exercised	4,941,250	4,941	11,368,702	-	-	9,314,614
Net income (loss) for the period	-	-	-	(44,864,004)	(8,968)	(36,001,377)
Balance, March 31, 2021	52,292,283	$52,292	$22,942,858	$(58,187,379)	$(342,383)	$(35,534,613)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Notes to Unaudited Condensed Interim Consolidated Financial Statements

As of March 31, 2021 and for the three months ended March 31, 2021 and 2020

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

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $58,187,379 as of March 31, 2021 and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock/warrants.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed interim consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2020 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 30, 2021.

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

Earnings per Share

The Company computes earnings (loss) per share in accordance with ASC 105, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. At March 31, 2021 and March 31, 2020, common shares from the conversion of debt (shares) (Note 4) and outstanding of stock options (shares) (Note 11) have not been included as their effect is not dilutive.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Stock-Based Compensation

The Company has adopted FASB guidance on stock-based compensation. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fairvalues. The fair value of the options is calculated based off the Black Scholes valuation model (Note 11).

The Company has issued stock options to employees and non-employees. Stock options granted to non-employees for services or performance not yet rendered would be expensed over the service period or until the goals had been reached. The fair value calculation valued as at the grant date. The stock options granted to non-employees during the period ended March 31, 2021 were for services to be rendered and, as such, the expense will be amortized over the service period.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, convertible notes, and payables. The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

When determining fair value, whenever possible, the Company use observable market data, and relies on unobservable inputs only when observable market data is not available. As of March 31, 2021, and March 31, 2020, the Company did not have any level 1 or 2 financial instruments. Please see Note 6 for additional information on level 3 fair value of financial instruments.

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

The Company did not hold any digital currency as at March 31, 2021 and March 31, 2020.

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

3. ACCOUNTS RECEIVABLE

As at March 31, 2021, the Company had outstanding accounts receivables of $2,833 compared to $90,333 as at December 31, 2020.

4. NOTES PAYABLE

The Company has convertible notes outstanding as at March 31, 2021 and are as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 2(1)	12-30-2016	12-30-2021	8%	50,000	26,597	76,597
Note 3(1)	12-30-2016	12-30-2021	8%	21,500	11,437	32,937
Note 4(1)	03-02-2017	03-02-2022	8%	20,000	10,028	30,028
Note 5(1)	06-08-2017	06-08-2022	8%	10,000	4,530	14,530
Note 6(2)	10-30-2017	10-30-2021	10%	250,000	85,479	335,479
Note 7(2)(3)	10-30-2017	10-30-2021	10%	-	8,938	8,938
Note 8	02-13-2019	08-12-2021	15%	25,000	7,983	32,983
Note 9	02-22-2019	08-21-2021	15%	225,000	71,014	296,014
Note 10	02-27-2019	08-26-2021	15%	50,000	15,678	65,678
Note 11	03-12-2019	09-11-2021	15%	25,000	7,706	32,706
Note 12	09-05-2019	08-11-2021	15%	250,000	71,096	321,096
Note 13(4)	11-15-2019		5%	50,000	3,438	53,438
Note 14(4)	07-18-2019		5%	250,000	21,301	271,301
Note 15(4)	08-09-2019		5%	25,000	2,055	27,055
Note 16(4)	09-13-2019		5%	45,000	3,483	48,483
Note 17(4)	10-04-2019		5%	54,880	5,790	60,670
Note 18(4)	11-19-2019		5%	-	1,223	1,223
Note 19(4)	12-18-2019		5%	-	1,199	1,199
Note 20(4)	01-09-2020		5%	10,000	612	10,612
Total				$1,361,380	$359,587	$1,720,967

(1)	The principal of the note, and the interest calculated up to November 30, 2018, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.
(2)	The note may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.
(3)	The principal of the note has been converted into equity with the remaining interest outstanding to be payable.
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

The balances of the convertible notes outstanding as at December 31, 2020 were as follows:

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

(3) The principal of the note has been converted into equity with the remaining interest outstanding to be payable.

(4) These promissory notes are un-secured and payable on demand with no maturity date

Based upon the balances as of March 31, 2021, the convertible notes and the related interest will come due in the following years:

	Principal	Interest	Total
2021	1,351,380	355,057	1,706,437
2022	10,000	4,530	14,530
Thereafter	-	-	-
Total	$1,361,380	$359,587	$1,720,967

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

5. LOANS PAYABLE – RELATED PARTY (CONT’D)

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

As of January 15, 2021, Business Instincts Group (“BIG”) is no longer considered a related party due to Cameron Chell’s resignation as director and officer from BIG. Cameron also no longer has any beneficial ownership in BIG. For the quarter ended March 31, 2021, all related party loans with BIG were reclassified as loans payables.

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

The Company recorded initial derivative liabilities on January 5, 2021 of $1,559,108 based upon the following Black-Sholes option pricing model assumptions: an exercise price of CAD$0.165, our stock price on the date of grant of CAD$0.99, expected dividend yield of 0%, expected volatility of 40.63%, risk free interest rate of 0.13%, expected term of 2.0 years and foreign exchange rate of 1.2707.

The Company recorded initial derivative liabilities on February 4, 2021 of $1,818,140 based upon the following Black-Sholes option pricing model assumptions: an exercise price of CAD$0.10, our stock price on the date of grant of CAD$0.09, expected dividend yield of 0%, expected volatility of 38.16%, risk free interest rate of 0.19%, expected term of 2.0 years and foreign exchange rate of 1.2828.

As at March 31, 2021, the Company recorded $10,930,625 related to warrant exercises based upon the following Black-Sholes option pricing model assumptions on exercise date: an average exercise price of CAD$0.10, an average stock price based on the exercise dates of CAD$2.07, expected dividend yield of 0%, average expected volatility of 43.76%, average risk free interest rate of 0.08%, average estimated life of 1.4 years and foreign exchange rate of 1.2651.

The derivative liabilities were revalued at USD$38,179,236, resulting in a loss of $34,421,636 as at March 31, 2021, related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: an exercise price of CAD$0.75, our stock price on the date of valuation of CAD$3.37, expected dividend yield of 0%, expected volatility of 44,79%, average risk-free interest rate of 0.14%, an average expected term of 1.7 years and foreign exchange rate of 1.2575.

7. WARRANTS

From January 1, 2021, through March 31, 2021, the Company issued 11,600,000 warrants.

The fair value of each warrant is estimated using the Black-Scholes valuation method. Assumptions used in calculating the fair value at March 31, 2021 were as follows:

Weighted Average Inputs Used
Annual dividend yield	$-
Expected life (years)	1.20-1.85
Risk-free interest rate	0.07%-0.16%
Expected volatility	43.61%-44.57%
Common stock price (CAD)	$3.37

Since the expected life of the warrants was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

The issuances, exercises and pricing re-sets during the twelve months ended March 31, 2021, are as follows:

Outstanding at December 31, 2020	10,830,000
Issuances	11,600,000
Exercises	5,441,250
Anti-Dilution/Modification	-
Forfeitures/cancellations	-
Outstanding at March 31, 2021	17,488,750
Weighted Average Price at March 31, 2021 (CAD)	$0.6500

The intrinsic value of the 5,441,250 warrants exercised on March 31, 2021 is $17,729,950.

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

In addition, under the Agreement, Borrower paid us $150,000 on February 7, 2020, which reduced the outstanding principal balance of the loan by $150,000. Borrower agreed that the remaining unpaid principal balance of the loan and all accrued and unpaid interest, will be due and paid in full on or before the earlier of (a) December 31, 2021, and (b) March 31, 2021, provided, Borrower has Earnings Before Interest, Taxes, Depreciation and Amortization or EBITDA as defined under United States GAAP of more than $5,000,000, for the 12-month period ending March 31, 2021, as certified by an independent auditor appointed by Borrower. If Borrower does not provide such certified financial statements on or before March 31, 2021, Borrower agreed that the remaining unpaid principal balance of the loan and all accrued and unpaid interest, will be immediately due and paid in full.

On February 7, 2020, Borrower paid us a total of $27,500 for expense reimbursement.

The Company is currently renegotiating the terms with the Borrower. As of March 31, 2021, the Borrower has paid the interest owing to the Company.

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

8. RELATED PARTY TRANSACTIONS (CONT’D)

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

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. Previously, on October 9, 2017, the Company had signed an agreement with a company owned by Swapan Kakumanu to complete the accounting functions of the Company. As of March 31, 2021, the Company had trade and other payables owing to this related party of $15,014 (December 31, 2020 - $10,013)

9. REVENUE

The revenue streams in 2021 for consulting services is $0.

10. SHARE CAPITAL

On June 12, 2020, the Company completed a non-brokered private placement consisting of the issuance of 11,170,000 units (each, a “Unit”) at a price of USD$0.04 per unit. Each unit consisted of one share of common stock and one warrant with an exercise price of CAD $0.10 per warrant share for a period of 2 years from the date of closing. The Company received aggregate gross proceeds of USD$410,783 (the “Offering”) of which $278,332 is allocated to common shares and $132,451 is allocated to the warrants. See Note 6 and Note 7 for calculations. The warrants issued by the Company are denominated in CAD at issuance. The Company’s functional currency is the USD. Under U.S. GAAP, where the strike price of warrants is denominated in a currency other than an entity’s functional currency the warrants would not be considered indexed to the entity’s own stock and would consequently be considered to be a derivative liability. Therefore, the value of the warrants needs to be included as a derivative liability.

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

On December 31, 2020, there were 500,000 warrants exercised for common shares. On March 31, 2021, there were 5,441,250 warrants exercised and 325,000 options exercised for common shares.

On January 5, 2021 the Company completed a private placement where 2,400,000 units were issued, consisting of one common share and one common share purchase warrant issued at a price of $0.40 (Canadian dollars (“CAD”)) for total gross proceeds of $300,000 CAD ($236,090 USD). The derivative liability valuation of the warrants issued is $1,559,108.

February 4, 2021 the Company completed a private placement where 8,000,000 units were issued, consisting of one common share and one common share purchase warrant issued at a price of $0.40 (Canadian dollars (“CAD”)) for total gross proceeds of $4,000,000 CAD ($3,118,179 USD). The derivative liability valuation of the warrants issued is $1,818,140.

On March 23, 2021, the Company completed a private placement where 1,200,000 units were issued, consisting of one common share and one common share purchase warrant issued at a price of $1 (United States dollars (“USD”)) for total gross proceeds of $1,200,000 USD.

11. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide thatour board of directors may grant options to acquire common shares of the Company at not less than 100% of the greater of: (i) the fair market value of the shares underlying the options on the grant date and (ii) the fair market value of the shares underlying the options on the date preceding the grant date at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. On December 7, 2020, the maximum number of options available for grant was increased to 6,985,207 shares. As of March 31, 2021, there are 5,555,000 stock options issued (March 31, 2020 – 3,500,000) and 1,430,207 stock options unissued (March 31, 2020 – 400,000).

The Company has also granted stock options to non-employees. These stock options were granted to consultants who have provided their services for cash compensation below cost, with the stock options providing additional compensation in lieu of cash.

On February 10, 2021, the Company granted a total of 2,200,000 stock options to officers and directors of the Company. The stock options are exercisable at the exercise price of $1.17 per share for a period of ten years from the date of grant. The stock options have a fair value of $1.09 and are exercisable as follows:

(i)	1/3 the date of the grant;
(ii)	1/3 on the first anniversary date; and
(iii)	1/3 on the second anniversary date.

On March 19, 2021, the Company granted a total of 180,000 stock options to a consultant of the Company. The stock options are exercisable at the exercise price of $3.19 per share for a period of ten years from the date of grant. The stock options have a fair value of $2.87 and are exercisable as follows:

(i)	1/3 the date of the grant;
(ii)	1/3 on the first anniversary date; and
(iii)	1/3 on the second anniversary date.

Stock-based compensation expense recognized for the periods ended March 31, 2021 and 2020 were $1,140,162 and $8,595 respectively. Stock options granted are valued at the fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Three Months Ended March 31,
	2021	2020
Share price	$1.17-3.09	$0.045
Exercise price	$1.17-3.19	$0.10-1.00
Time to maturity (years)	10	10
Risk-free interest rate	1.15%-1.74%	0.70%
Expected volatility	112.46%-113.17%	118.36%
Dividend per share	$0.00	$0.00
Forfeiture rate	Nil	Nil

11. STOCK-BASED COMPENSATION (CONT’D)

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2020	3,500,000	0.19	0.17	6.8

Granted	2,380,000	1.22	1.32	10
Exercised	125,000	0.15	0.10	-
Forfeited	-	-	-	-
Options outstanding, March 31, 2021	5,555,000	0.62	0.67	8
Options exercisable, March 31, 2021	3,965,563	0.38	0.41	7.2

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

A three-tier fair value hierarchy is established as a base for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

●	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2: Observable inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3: unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participants assumptions that are reasonably available.

○ Investment in related party

The derivative liabilities would be classified as a level 3 financial instrument.

	March 31,	December 31,
	2021	2020
Investment in related party	$37	$37

Warrants
Derivative liability at December 31, 2020	$3,747,000
Addition of new conversion option derivatives	20,263,747
Warrant exercise	(10,930,625)
Change in fair value	14,168,489
Derivative liability at March 31, 2021	$38,179,236

13. NON-CONTROLLING INTEREST

For sBetOne, Inc., on April 1, 2019, the Company transferred 2,000,000 of its shares to a third-party and cancelled 1,097,826 of its shares. Additionally, 2,097,826 shares of sBetOne, Inc. were issued to third-parties, reducing the Company’s ownership in this subsidiary to 59.02%

The following table sets forth a summary of the changes in non-controlling interest:

Quarter ended March 31	2021
Non-controlling interest at December 31, 2020	$(333,415)
Net loss	(8,968)
Non-controlling interest at March 31, 2021	$(342,383)

14. SUBSEQUENT EVENTS

CurrencyWorks Inc. announced that the Canadian Securities Exchange has approved the listing of the Company’s shares of common stock on the CSE and its Shares commenced trading on the CSE at market open on April 28, 2021 under the symbol “CWRK” and will continue to trade in Canadian dollars. In connection with the CSE Listing, the Company delisted its Shares from the TSX Venture Exchange at the close of the market on April 27, 2021.

Effective as of May 5, 2021, we loaned $400,000 to Fogdog Energy Solutions Inc. pursuant to convertible promissory note. The note bears interest at a rate of 4% per annum and comes due on May 5, 2022. The note may not be prepaid without the written consent of our company. Our chief financial officer, secretary and treasurer, Swapan Kakumanu, is a director, chief financial officer and a shareholder of Fogdog.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, forward-looking statements can be identified by the use of terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continues” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report include or may include, among others, statements about:

●	our proposed plan of operations;
●	our financial and operating objectives and strategies to achieve them;
●	the costs and timing of our services;
●	our use of available funds;
●	our capital and funding requirements; and
●	our other financial or operating performances.

The material assumptions supporting these forward-looking statements include, among other things:

●	our future growth potential, results of operations, future prospects and opportunities;
●	execution of our business strategy;
●	there being no material variations in current regulatory environments;
●	our operating expenses, including general and administrative expenses;
●	our ability to obtain any necessary financing on acceptable terms;
●	timing and amount of capital expenditures;
●	retention of skilled personnel;
●	continuation of current tax and regulatory regimes; and
●	general economic and financial market conditions.

Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

●	inability to efficiently manage our operations;
●	general economic and business conditions;
●	our negative operating cash flow;
●	our ability to obtain additional financing;
●	increases in capital and operating costs;
●	general cryptocurrency risks;
●	technological changes and developments in the blockchain and cryptocurrencies;
●	risks relating to regulatory changes or actions;
●	competition for blockchain platforms and technologies; and
●	other risk factors discussed in our annual report on Form 10-K filed on March 31, 2021,

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

As used in this quarterly report, the terms “we”, “us”, “the Company”, “our” and “CurrencyWorks” mean CurrencyWorks Inc. and its wholly-owned subsidiaries, CurrencyWorks USA Inc. (formerly ICOx USA, Inc.), and sBetOne, Inc., unless otherwise specified.

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

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenue

We had no revenue for the three months ended March 31, 2021 and 2020.

Operating Expenses

We incurred general and administrative expenses of $1,548,742 and $171,428 for the three months ended March 31, 2021 and 2020, respectively, representing an increase of $1,377,314 between the two periods. These expenses consisted primarily of stock-based compensation expense for issuance of options, consulting fees, pre-licensing fees, professional fees, and other general and administrative costs. The increase in stock-based compensation of $777,284 is due to the issuance of options to the directors of the Company. The increase in consulting fees between the two periods from $564,148 in 2021 from $46,160 in 2020 was mainly due to the issuance of options for a consultant with stock-based compensation expense of $354,817 as well as an increase in compensation for our president, chief operating officer, and Board of Directors. Professional fees increased from $9,379 in 2020 to $55,872 in 2021 due to increased legal services as 2021 saw the Company raised equity in Q1.

Other Income (Expense)

Other income includes $16,500 of recovered receivables received in Q1 2021 from Ryde Holdings. Other expenses include interest expense on convertible notes payable of $45,959 for the three months ended March 31, 2021 compared to $37,919 for the same period last year.

Net Loss from Operations

We incurred net loss from operations of $1,548,742 and losses of $144,471 for the three months ended March 31, 2021 and 2020, respectively, representing a net change of $408,273, primarily attributable to the factors discussed above under the heading “Operating Expenses”.

Liquidity and Capital Resources

Working Capital

	As at March 31, 2021	As at December 31, 2020
Current Assets	$4,671,047	$142,024
Current Liabilities	2,011,932	1,798,560
Working Capital/(Deficit)	$2,659,115	$(1,656,536)

Current Assets

Current assets were $4,671,047 as at March 31, 2021 and $142,024 at December 31, 2020. The increase in current assets as at March 31, 2021 is mainly due to share issuance, warrant, and option exercises in Q1 2021.

Current Liabilities

Current liabilities of $2,011,932 as at March 31, 2021 were attributable to $290,480 in accounts payable and accrued expenses, $15,014 in accounts payable and accrued expenses, related party, $267,894 in current portion of accrued interest on convertible notes payable, current portion loans payable of $526,380, current portion of convertible notes of $825,000 and current portion of interest on loans payable of $87,164 compared to $280,426 in accounts payable and accrued expenses, $125,940 in current portion of accrued interest on convertible notes payable, current portion of convertible notes of $924,825, and $467,369 current portion of loans payable to related party as at December 31, 2020.

Cash Flow

	Three months ended March 31, 2021	Three months ended March 31, 2020
Net cash provided by (used in) operating activities	$(605,662)	$(1,351)
Net cash provided by financing activities	4,894,825	10,000
Net changes in cash and cash equivalents	$4,289,163	$8,649

Operating Activities

Net cash used in operating activities was $605,662 for the three-month period ended March 31, 2021, as compared to net cash used of $1,351 for the three-month period ended March 31, 2020, an increase of $604,311. The increase in net cash used in operating activities was primarily due to prepayments of consulting agreements signed of $327,360 as well as amendments to consulting agreements.

Investing Activities

There was no investing activities for the three-month period ended March 31, 2021 and for the three-month period ended March 31, 2020.

Financing Activities

Financing activities provided cash of $4,894,825 for the three months ended March 31, 2021 and $10,000 for the three months ended March 31, 2020. This is mainly due to share issuances of $4,577,115, warrant exercises of $443,018 and options exercises of $32,500 for the quarter ended March 31, 2021 less repayment of loans payable of $156,598.

Investing Activities Subsequent to March 31, 2021

Effective as of May 5, 2021, we loaned $400,000 to Fogdog Energy Solutions Inc. pursuant to convertible promissory note. The note bears interest at a rate of 4% per annum and comes due on May 5, 2022. The note may not be prepaid without the written consent of our company. Our chief financial officer, secretary and treasurer, Swapan Kakumanu, is a director, chief financial officer and a shareholder of Fogdog.

Cash Requirements

Our estimated general and administrative expenses, operating expenses, and service costs for the next 12 months are $12,000,000 and are based on our current expenditures given the current market conditions.

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

Going Concern

Our unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $58,187,379 as at March 31, 2021 (December 31, 2020: $13,323,375). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

In its report on our financial statements for the periods ended March 31, 2021 and 2020, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the fiscal year ended December 31, 2020, our disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended March 31, 2021, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

10.79	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2020)
10.80	Business Services Agreement with Business Instincts Group Inc. dated December 10, 2020 (incorporated by reference from our Current Report on Form 8-K, filed on December 11, 2020)
10.81	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2021)
10.82	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 11, 2021)
10.83	Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2021)
(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRENCYWORKS INC.

/s/ Swapan Kakumanu
Swapan Kakumanu
Chief Financial Officer
(Duly Authorized Officer)
Dated: May 17, 2021

