Form 10-Q
period 2021-06-30
CurrencyWorks Inc.
filed 2021-08-13
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,710,583 shares of common stock issued and outstanding as at August 4, 2021.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the quarter ended June 30, 2021 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading.

CurrencyWorks Inc.

Condensed Consolidated Balance Sheets

	June 30, 2021 (unaudited)	December 31, 2020
Assets

Current Assets
Cash and cash equivalents	$3,037,013	$33,342
Accounts receivable	48,060	90,333
Prepaid expenses	-	18,349
Total Current Assets	3,085,073	142,024

Notes receivable	400,000	-
Investment, related party	37	37
Total Assets	$3,485,110	$142,061

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$412,033	$144,461
Accounts payable and accrued expenses, related party	150,656	135,965
Loans payable, related party	-	434,880
Accrued interest, on loans payable, related party	-	32,489
Current portion of convertible notes	575,000	924,825
Current portion of notes payable	50,000	-
Current portion of interest on convertible notes	194,979	125,940
Current portion of interest on notes payable	4,062	-
Total Current Liabilities	1,386,730	1,798,560

Derivative liability	8,323,373	3,747,600
Convertible notes payable	-	101,500
Accrued interest on convertible notes	-	220,431
Total Liabilities	9,710,103	5,868,091

Commitments and Contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 400,000,000 shares authorized; 64,710,583 and 35,426,033 shares issued and outstanding as at June 30, 2021 and December 31, 2020, respectively	64,711	35,425
Additional paid-in-capital	32,370,842	7,895,335
Accumulated deficit	(38,323,564)	(13,323,375)
Total Stockholders’ Deficit	(5,888,011)	(5,392,615)
Non-controlling interest	(336,982)	(333,415)
Total Stockholders’ Deficit	(6,224,993)	(5,726,030)

Total Liabilities and Stockholders’ Equity	$3,485,110	$142,061

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Revenues
Service revenue	$105,900	$-	$105,900	$-
Total revenues	105,900	-	105,900	-

Operating expenses
General and administrative expense	3,467,229	209,776	5,015,971	381,204
Service costs/(income)	-	1,007	-	(25,950)
Total operating expenses	3,467,229	210,783	5,015,971	355,254

Net loss from operations	(3,361,329)	(210,783)	(4,910,071)	(355,254)

Other income (expense)
Other income	34,874	16,500	51,374	291,500
Note interest expense	(19,540)	(37,907)	(65,499)	(75,826)
Change in derivative liability	23,215,211	42,182	(20,079,560)	42,182
Total other income (expense)	23,230,545	20,775	(20,093,685)	257,856

Provision for taxes	-	-	-	-
Net income/(loss)	19,869,216	(190,008)	(25,003,756)	(97,398)

Net (income) loss from non-controlling interest	(5,401)	(576)	3,567	7,516
Net income/(loss) attributable to CurrencyWorks	$19,863,815	$(190,584)	$(25,000,189)	$(89,882)

Income/(loss) per common share – Basic	$0.34	$(0.01)	$(0.49)	$(0.00)
Income/(loss) per common share – Diluted	$0.13	$-	$-	$-
Weighted average number of common shares outstanding, basic and diluted	57,823,036	25,965,484	51,298,794	24,860,758

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Operating activities
Net loss for the period	$(25,003,756)	$(97,398)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	500,553	2,351
Stock-based compensation, related party	2,466,576	13,287
Non-cash lease expense	-	-
Change in derivative liability	20,079,560	(42,182)
Changes in operating assets and liabilities
Accounts receivable, related party	42,273	-
Prepaid expense	18,349	1,218
Deferred service costs	-	-
Accrued interest receivable, related party	-	-
Accounts payable and accrued expenses	268,782	(93,501)
Accounts payable and accrued expenses, related party	14,691	(35,373)
Accrued interest on convertible notes	(26,384)	-
Accrued interest on loan payable	4,062	-
Accrued interest payable – r/p	(32,489)	-
Accrued interest on notes payable	-	62,467
Accrued interest on notes payable, related party	-	13,360
Net cash used in operating activities	(1,667,783)	(175,771)

Investing activities
Note receivable	(400,000)	-
Net cash used in investing activities	(400,000)	-

Financing activities
Proceeds from issuance of loan payable	-	10,000
Proceeds from share issuance	4,577,115	320,908
Proceeds from warrants exercise	947,754	-
Proceeds from options exercise	32,500	-
Loan Repayment	(484,705)	(36,000)
Share issuance cost	(1,210)	(960)
Net cash provided by financing activities	5,071,454	293,948

Net changes in cash and cash equivalents	3,003,671	(118,177)

Cash and cash equivalents at beginning of the period	33,342	1,269

Cash and cash equivalents at end of the period	$3,037,013	$119,446

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash share issue costs	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation	$500,553	$2,351
Stock-based compensation, related party	$2,466,576	$13,287
Derivative liability	$4,575,773	$132,451
Conversion of convertible debt	$476,509	$65,460
Conversion of accounts payable	$-	$25,375

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2019	23,756,033	$23,755	$7,558,174	$(9,310,776)	$(289,941)	$(2,018,788)
Stock-based compensation	-	-	1,047	-	-	1,047
Stock-based compensation, related party	-	-	8,061	-	-	8,061
Net income (loss) for the period	-	-	-	100,702	(8,092)	92,610
Balance, March 31, 2020	23,756,033	23,755	7,567,282	(9,210,074)	(298,033)	(1,917,070)
Stock-based compensation	-	-	1,304	-	-	1,304
Stock-based compensation, related party	-	-	5,226	-	-	5,226
Share issuance	11,170,000	11,170	267,162	-	-	278,332
Net loss for the period	-	-	-	(190,584)	576	(190,008)
Balance, June 30, 2020	34,926,033	$34,925	$7,840,974	$(9,400,658)	$(297,457)	$(1,822,216)

Balance, December 31, 2020	35,426,033	$35,425	$7,895,335	$(13,323,375)	$(333,415)	$(5,726,030)
Stock-based compensation	-	-	354,817	-	-	354,817
Stock-based compensation, related party	-	-	785,345	-	-	785,345
Share Issuance	11,600,000	11,600	2,506,486	-	-	2,518,086
Options Exercised	325,000	325	32,175	-	-	32,500
Warrants Exercised	4,941,250	4,942	11,368,702	-	-	11,373,644
Net loss for the period	-	-	-	(44,864,004)	(8,968)	$(44,872,972)
Balance, March 31, 2021	52,292,283	$52,292	$22,942,860	$(58,187,379)	$(342,383)	$(35,534,610)
Stock-based compensation	-		145,736	-	-	145,736
Stock-based compensation, related party	-	-	1,681,231	-	-	1,681,231
Warrants Exercised	4,500,000	4,500	7,132,425	-	-	7,136,925
Debt Conversion	7,918,300	7,919	468,590	-	-	476,509
Net income for the period	-	-	-	19,863,815	5,401	$19,869,216
Balance, June 30, 2021	64,710,583	$64,711	$32,370,842	$(38,323,564)	$(336,982)	$(6,224,993)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Notes to Unaudited Condensed Interim Consolidated Financial Statements

As of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020

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

On November 28, 2018, we incorporated a new Delaware subsidiary, Cathio, Inc, to provide blockchain technology opportunities to the Catholic community. Cathio was dissolved on October 20, 2020.

Effective December 5, 2018, we effected a name change for our subsidiary from “GN Innovations, Inc.” to “GN1, Inc.”.

Effective February 6, 2019, we effected a name change for our subsidiary from “GN1, Inc.” to “sBetOne, Inc.”.

We aim to be a financial technology blockchain that builds, operates and manages fintech (financial technology) platforms for digital currencies, digital assets and security tokens.

Since 2017, our services and development business has provided a turnkey set of services for companies to develop and integrate blockchain technologies into their business operations. We intend to offer fintech services and infrastructure offerings in key categories, including digital currencies, digital assets including non-fungible tokens (NFTs) and digital securities. We anticipate that we will enable companies to digitize, sell and manage new or existing asset classes on blockchain infrastructure, transact in digital/ cryptocurrencies (payments, rewards and credit infrastructure), issue or create digital/crypto assets and/or manage their digital/crypto assets (non-fungible tokens, fungible cold storage and mining).

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $38,323,564 as of June 30, 2021 and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

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

Name of Subsidiary	Place of Incorporation	Ownership Interest
CurrencyWorks USA, Inc.	US	100%
sBetOne, Inc.	US	59.02%

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

Earnings per Share

The Company computes earnings (loss) per share in accordance with ASC 105, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. At June 30, 2021 and June 30, 2020, common shares from the conversion of debt (shares) (Note 4) and outstanding of stock options (shares) (Note 10) have been included as their effect is dilutive for the second quarter of 2021.

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

The Company has issued stock options to employees and non-employees. Stock options granted to non-employees for services or performance not yet rendered would be expensed over the service period or until the goals had been reached. The fair value calculation valued as at the grant date. The stock options granted to non-employees during the period ended June 30, 2021 were for services to be rendered and, as such, the expense will be amortized over the service period.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, convertible notes, and payables. The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

When determining fair value, whenever possible, the Company use observable market data, and relies on unobservable inputs only when observable market data is not available. As of June 30, 2021, and June 30, 2020, the Company did not have any Level 1 or 2 financial instruments. Please see Note 11 for additional information on Level 3 fair value of financial instruments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management has not yet evaluated the impact that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures.

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

The Company did not hold any digital currency as at June 30, 2021 and June 30, 2020.

The Company generally enters into 1-year arrangements with renewal options for which revenues are contingent upon achieving a pre-determined deliverable or future outcome. Any contingent revenue for these arrangements is not recognized until the contingency is resolved and collectability is reasonably assured. The arrangements are individually detailed based on the needs of the clients with fees outlined in a schedule attached to the agreement.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

3. NOTES RECEIVABLE – RELATED PARTY

Effective as of May 5, 2021, we loaned $400,000 to Fogdog Energy Solutions Inc. pursuant to convertible promissory note. The note bears interest at a rate of 4% per annum and comes due on May 5, 2022. The note may not be prepaid without the written consent of our company. Under certain conditions as outlined in the promissory note, the Company may convert the outstanding loan into common shares. Our chief financial officer, secretary and treasurer, Swapan Kakumanu, is a director, chief financial officer and a shareholder of Fogdog. As at June 30, 2021, the total balance outstanding is $400,000.

4. NOTES PAYABLE

The Company has notes payable outstanding as at June 30, 2021 and are as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 8	02-13-2019	08-12-2020	15%	25,000	8,917	33,917
Note 9	02-22-2019	08-21-2020	15%	225,000	79,428	304,428
Note 10	02-27-2019	08-26-2020	15%	50,000	17,548	67,548
Note 11	03-12-2019	09-11-2020	15%	25,000	8,641	33,641
Note 12	09-05-2019	08-11-2020	15%	250,000	80,445	330,445
Note 13(1)	11-15-2019		5%	50,000	4,062	54,062
Total				$625,000	$199,041	$824,041

(1)	These promissory notes are un-secured and payable on demand with no maturity date.

Notes 1 through 5 were initially entered into with an interest rate of 18% per annum. On November 5, 2018, amendment agreements were signed amending the interest rate to 8% per annum effective December 1, 2018. The amendments also state that the interest is payable only in cash on a quarterly basis commencing December 1, 2018 on March 31, June 30, September 30, and December 31 of each year until the Maturity Date or earlier on the date that all amounts owing under these Notes are prepaid by the Company. The principal, and the interest calculated until November 30, 2018, may still be converted to shares.

On January 8, 2019, the principal of Note 7 was converted into common shares at a conversion price of $0.10 per share for a share issuance of 750,000 shares. As at June 30, 2021, the interest accrued is still payable. Notes 8 through 11 were issued through sBetOne.

4. NOTES PAYABLE (CONT’D)

On May 22, 2020, $25,000 and May 26, 2020 $11,000 of the principle on Note 17 was repaid to Business Instincts Group for a total of $36,000.

On June 12, 2020, the principal of Note 18, Note 19, and $300 of Note 17 for a total of $65,460 were converted into common shares at a conversion price of $0.10 per share for a share issuance of 1,780,000 shares and 1,780,000 warrants. As at June 30, 2021, the interest accrued is still payable.

On April 7, 2021, $384,880 of the principle and $35,898 of the interest on Note 14 to Note 20 was repaid to Business Instincts Group for a total of $420,778.

On May 11, 2021, $101,500 of the principle and $33,638 of the interest up to November 30, 2018 on Note 2 to Note 5 was converted to common shares for a total of $135,138. The conversion rate was $0.03/share for a total of 4,504,600 common shares. The remaining interest up to June 30, 2021 is outstanding and payable.

On June 25, 2021, $250,000 of the principle and $91,370 of the interest on Note 6 was converted to common shares for a total of $341,370. The conversion rate was $0.10/share for a total of 3,413,700 common shares.

The balances of the convertible notes outstanding as at December 31, 2020 were as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2021	8%	$73,825	$54,999	$128,824
Note 2(1)	12-30-2016	12-30-2021	8%	50,000	25,611	75,611
Note 3(1)	12-30-2016	12-30-2021	8%	21,500	11,013	32,513
Note 4(1)	03-02-2017	03-02-2022	8%	20,000	9,633	29,633
Note 5(1)	06-08-2017	06-08-2022	8%	10,000	4,333	14,333
Note 6(2)	10-30-2017	10-30-2021	10%	250,000	79,315	329,315
Note 7(2)(3)	10-30-2017	10-30-2021	10%	-	8,938	8,938
Note 8	02-13-2019	08-12-2021	15%	25,000	7,058	32,058
Note 9	02-22-2019	08-21-2021	15%	225,000	62,692	287,692
Note 10	02-27-2019	08-26-2021	15%	50,000	13,829	63,829
Note 11	03-12-2019	09-11-2021	15%	25,000	6,781	31,781
Note 12	09-05-2019	08-11-2021	15%	250,000	61,849	311,849
Note 13(4)	11-15-2019		5%	50,000	2,822	52,822
Note 14(4)	07-18-2019		5%	250,000	18,219	268,219
Note 15(4)	08-09-2019		5%	25,000	1,747	26,747
Note 16(4)	09-13-2019		5%	45,000	2,928	47,928
Note 17(4)	10-04-2019		5%	54,880	4,666	59,546
Note 18(4)	11-19-2019		5%	-	851	851
Note 19(4)	12-18-2019		5%	-	767	767
Note 20(4)	01-09-2020		5%	10,000	489	10,489
Note 21(4)	03-12-2019		12%	26,000	321	26,321
Total				$1,461,205	$378,861	$1,840,066

(1)	The principal of the note, and the interest calculated up to November 30, 2018, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.
(2)	The note may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.
(3)	The principal of the note has been converted into equity with the remaining interest outstanding to be payable.
(4)	These promissory notes are un-secured and payable on demand with no maturity date

4. NOTES PAYABLE (CONT’D)

Based upon the balances as of June 30, 2021, the notes payable and the related interest will come due in the following years:

	Principal	Interest	Total
2021	625,000	199,041	824,041
Thereafter	-	-	-
Total	$625,000	$199,041	$824,041

5. DERIVATIVE LIABILITIES

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

5. DERIVATIVE LIABILITIES (CONT’D)

As at June 30, 2021, the Company recorded $6,587,114 related to warrant exercises based upon the following Black-Sholes option pricing model assumptions on exercise date: an average exercise price of CAD$0.23, an average stock price based on the exercise dates of CAD$2.03, expected dividend yield of 0%, average expected volatility of 45.41%, average risk free interest rate of 0.16%, average estimated life of 1.25 years and foreign exchange rate of 1.2394.

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

The derivative liabilities were revalued at USD$8,323,373, resulting in income of $23,215,211 as at June 30, 2021, related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: an exercise price of CAD$0.10-$0.75, our stock price on the date of valuation of CAD$1.38, expected dividend yield of 0%, average expected volatility of 45.64%, average risk-free interest rate of 0.16%, an average expected term of 1.5 years and foreign exchange rate of 1.2394.

6. WARRANTS

From January 2020, through June 30, 2021, the Company issued 22,930,000 warrants.

The fair value of each warrant is estimated using the Black-Scholes valuation method. Assumptions used in calculating the fair value at June 30, 2021 were as follows:

Weighted Average Inputs Used
Annual dividend yield	$-
Expected life (years)	0.95-1.60
Risk-free interest rate	0.07%-0.25%
Expected volatility	45.03%-45.78%
Common stock price (CAD)	$1.38

Since the expected life of the warrants was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

The issuances, exercises and pricing re-sets during the six months ended June 30, 2021, are as follows:

Outstanding at December 31, 2020	11,330,000
Issuances	11,600,000
Exercises	(9,941,250)
Forfeitures/cancellations	-
Outstanding at June 30, 2021	12,988,750
Weighted Average Price at June 30, 2021 (CAD)	$0.68

The intrinsic value of the 5,441,250 warrants exercised in Q2 2021 is $6,210,000.

7. COMMITMENTS

The Company has no outstanding commitments as at June 30, 2021.

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

8. RELATED PARTY TRANSACTIONS (CONT’D)

The Company engaged two clients to build out their business models, technology strategy, market entry strategy, and capital structure, including a blockchain platform launch. The Company signed an agreement with BIG in which 80% of the revenue received is reimbursed to BIG for expenses incurred to meet the performance obligations as outlined.

As of January 15, 2021, Business Instincts Group (“BIG”) is no longer considered a related party due to Cameron Chell’s resignation as director and officer from BIG. Cameron also no longer has any beneficial ownership in BIG.

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. Previously, on October 9, 2017, the Company had signed an agreement with a company owned by Swapan Kakumanu to complete the accounting functions of the Company. As of June 30, 2021, the Company had trade and other payables owing to this related party of $37,514 (December 31, 2020 - $10,013). On May 5, 2021, the Company loaned Fogdog Energy Solutions Inc. $400,000 of which our CFO is a director, chief financial officer and shareholder of (Note 3).

9. SHARE CAPITAL

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

For the year ended December 31, 2020, there were 500,000 warrants exercised for common shares.

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

For the six months ended June 30, 2021, there were 9,441,250 warrants exercised for common shares, 325,000 options exercised for common shares, and 7,918,300 shares issued from the conversion of debt (see Note 4).

10. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that our board of directors may grant options to acquire common shares of the Company at not less than 100% of the greater of: (i) the fair market value of the shares underlying the options on the grant date and (ii) the fair market value of the shares underlying the options on the date preceding the grant date at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. On April 26, 2021, the maximum number of options available for grant was increased to 13,300,000 shares. As of June 30, 2021, there are 8,301,666 stock options issued (June 30, 2020 – 3,500,000) and 4,759,995 stock options unissued (June 30, 2020 – 400,000).

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

On March 19, 2021, the Company granted a total of 180,000 stock options to a consultant of the Company. The stock options are exercisable at the exercise price of $3.19 per share for a period of ten years from the date of grant. The stock options have a fair value of $2.87 and are exercisable as follows:

(i)	The Options will vest as to 25,000 each time the Company enters into a binding definitive agreement with any of the brands as described in the Consulting Agreement

On May 5, 2021, the Company granted a total of 180,000 stock options to a consultant of the Company. The stock options are exercisable at the exercise price of $1.78 per share for a period of ten years from the date of grant. The stock options have a fair value of $1.65 and are exercisable as follows:

(i)	1/3 the date of the grant;
(ii)	1/3 on the first anniversary date; and
(iii)	1/3 on the second anniversary date.

On June 15, 2021, the Company granted a total of 2,900,000 stock options to a consultant of the Company. The stock options are exercisable at the exercise price of $1.16 per share for a period of ten years from the date of grant. The stock options have a fair value of $1.07 and are exercisable as follows:

(i)	1/3 the date of the grant;
(ii)	1/3 on the first anniversary date; and
(iii)	1/3 on the second anniversary date.

Stock-based compensation expense recognized for the three and six months ended June 30, 2021, were $1,826,967 and $2,967,128, respectively, and were $8,115 and $15,638 for the three and six months ended June 30, 2020, respectively. Stock options granted are valued at the fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

10. STOCK-BASED COMPENSATION (CONT’D)

	Six Months Ended June 30,
	2021	2020
Share price	$1.16-3.09	$0.08
Exercise price	$1.16-3.19	$0.60
Time to maturity (years)	10	10
Risk-free interest rate	1.15%-1.74%	0.66%
Expected volatility	110.19%-113.17%	118.53%
Dividend per share	$0.00	$0.00
Forfeiture rate	Nil	Nil

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2020	3,500,000	0.19	0.17	6.8
Granted	5,460,000	0.30	1.32	10
Exercised	325,000	0.15	0.10	-
Forfeited	(333,334)	-	-	-
Options outstanding, June 30, 2021	8,301,666	0.39	0.86	8.6
Options exercisable, June 30, 2021	4,759,995	0.30	0.57	7.7

11. FINANCIAL INSTRUMENTS

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

A three-tier fair value hierarchy is established as a base for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

●	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2: Observable inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3: unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participants assumptions that are reasonably available.

○	Investment in related party

11. FINANCIAL INSTRUMENTS (CONT’D)

The derivative liabilities would be classified as a level 3 financial instrument.

	June 30,	December 31,
	2021	2020
Investment in related party	$37	$37

Warrants
Derivative liability at December 31, 2020	$3,747,000
Addition of new conversion option derivatives	20,263,747
Warrant exercise	(10,930,625)
Change in fair value	(4,756,749)
Derivative liability at June 30, 2021	$8,323,373

12. NON-CONTROLLING INTEREST

For sBetOne, Inc., on April 1, 2019, the Company transferred 2,000,000 of its shares to a third-party and cancelled 1,097,826 of its shares. Additionally, 2,097,826 shares of sBetOne, Inc. were issued to third-parties, reducing the Company’s ownership in this subsidiary to 59.02%

The following table sets forth a summary of the changes in non-controlling interest:

Non-controlling interest at December 31, 2020	$(333,415)
Net loss	(3,567)
Non-controlling interest at June 30, 2021	$(336,982)

13. SUBSEQUENT EVENTS

On July 6, 2021, CurrencyWorks USA entered into Secured Promissory Note and Security Agreement with EnderbyWorks pursuant to which the company provided a secured loan of $3,000,000 to EnderbyWorks. $2,000,000 will be provided within 10 days of July 6, 2021 and $1,000,000 will be provided by no later than the earlier of fifteen (15) days after the first NFT auction or September 30, 2021. The secured loan matures in three years and bears interest of 6% per annum, payable on maturity. The loan is used by EnderbyWorks to purchase all of the rights to the film titled Zero Contact (the “Film”) from 92 Films, LLC (“92 Films”). The loan will be repaid from the profits generated from exploitation of the Film.

On July 11, 2021, the Company has entered into securities purchase agreements with institutional investors for the purchase of 4,687,500 shares of common stock and warrants to purchase 4,687,500 shares of common stock in a registered direct offering. The purchase price for one share of common stock and one warrant to purchase one share of common stock is $0.80. The warrants have an exercise price of $1.00 per share, are immediately exercisable and expire five years from the issue date. The offering closed on July 14, 2021.

On August 12, 2021, the Company’s ownership of the subsidiary sBetOne, Inc. went from 59% to 8% due to a business combination. Management of the Company is still assessing the effects of this transaction and our non-controlling interest.

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

Overview

We aim to be a financial technology blockchain that builds, operates and manages fintech (financial technology) platforms for digital currencies, digital assets and security tokens.

Since 2017, our services and development business has provided a turnkey set of services for companies to develop and integrate blockchain technologies into their business operations. We intend to offer fintech services and infrastructure offerings in key categories, including digital currencies, digital assets including non-fungible tokens (NFTs) and digital securities. We anticipate that we will enable companies to digitize, sell and manage new or existing asset classes on blockchain infrastructure, transact in digital/ cryptocurrencies (payments, rewards and credit infrastructure), issue or create digital/crypto assets and/or manage their digital/crypto assets (non-fungible tokens, fungible cold storage and mining).

Our core revenue streams are expected to remain as consulting revenues and transaction fees. We may also earn equity stakes in payment for our services, to the extent permitted under applicable law.

Results of Operations

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenue

We had $105,900 revenues for the three months ended June 30, 2021 from consulting agreements and NFT sales. $0 revenues were recognized for the three months ended June 30, 2020.

Operating Expenses

We incurred general and administrative expenses of $3,467,229 and $209,776 for the three months ended June 30, 2021 and 2020, respectively, representing an increase of $3,257,453 between the two periods. These expenses consisted primarily of consulting fees, professional fees, and other general and administrative costs. The increase in consulting fees between the two periods of $896,232 in 2021 from $64,367 in 2020 was mainly for consulting fees for our president, chief operating officer, and Board of Directors, consulting fees for new agreements entered into in Q2 2021 and also due to the stock options issued in Q2 2021. Professional fees were $165,145 in 2021 to $51,616 in 2020 with the increase due to higher legal fees as there was more activity in 2021.

Other Income (Expense)

Other income includes $34,874 of repayment of a loan receivable compared to $16,500 received from interest revenue for an increase of $18,374 for the same period last year. The change in derivative liability of $23,215,211 for Q2 2021 and $42,182 in Q2 2020 is due to the change in share price and warrants exercised. Other expenses include interest expense on convertible notes payable of $19,540 for the three months ended June 30, 2021 compared to $37,907 for the same period last year which decreased due to the settlement of debt in Q2 2021.

Net Loss from Operations

We incurred net losses from operations of $3,361,329 and $210,783 for the three months ended June 30, 2021 and 2020, respectively, representing an increase of $3,150,546, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Revenue

We had revenue of $105,900 for the six months ended June 30, 2021 from a consulting agreement as well as NFT sales and $0 for the six months ended June 30, 2020.

Operating Expenses

We incurred general and administrative expenses of $5,015,971 and $381,204 for the six months ended June 30, 2021 and 2020, respectively, representing an increase of $4,634,767 between the two periods. These expenses consisted primarily of consulting fees, pre-licensing fees, professional fees, and other general and administrative costs. The increase in consulting fees between the two periods from $1,489,225 in 2021 from $109,427 in 2020 was due to the increase in compensation for our president, chief operating officer, and Board of Directors as well as stock option issuances in 2021. Professional fees increased to $221,017 in 2021 from $60,995 in 2020 due to higher legal services as 2021 saw the Company spending on stock and share issuances as well as regulatory compliance due to increased activity. The increase in other general and administrative costs of $3,297,552 in 2021 from $209,673 in 2020 is due to increased advertising and marketing costs, compliance fees, and stock-based compensation. Service costs decreased to nil in 2021 from $25,950 in 2020 as the costs for the client being recognized are now being charged to them as per the amended agreement.

Other Income (Expense)

Other income includes $51,374 of recovered receivables received in 2021 from Ryde Holdings. Other expenses include interest expense on convertible notes payable of $65,499 for the six months ended June 30, 2021 compared to $75,826 for the same period last year. Change in derivative liability was a loss of $20,079,560 in 2021 compared to a gain of $42,182 in 2020.

Net Loss from Operations

We incurred net loss from operations of $4,910,071 and $355,254 for the six months ended June 30, 2021 and 2020, respectively, representing a net change of $4,554,817, primarily attributable to the factors discussed above under the heading “Revenue” and “Operating Expenses”.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2021	As at December 31, 2020
Current Assets	$3,085,073	$142,024
Current Liabilities	1,386,730	1,798,560
Working Capital/(Deficit)	$1,698,343	$(1,656,536)

Current Assets

Current assets were $3,085,073 as at June 30, 2021 and $142,024 at December 31, 2020. The increase in current assets as at June 30, 2021 was due to private placements in 2021 partially offset by the increase in cash spent on operating expenses.

Current Liabilities

Current liabilities as at June 30, 2021 were attributable to $562,689 in accounts payable and accrued expenses, and $824,041 of loans payable compared to $280,426 in accounts payable and accrued expenses, and $1,518,134 of loans payable as at December 31, 2020.

Cash Flow

	Six months ended June 30, 2021	Six months ended June 30, 2020
Net cash used in operating activities	$(1,667,783)	$(175,771)
Net cash used in investing activities	(400,000)	—
Net cash provided by financing activities	5,071,454	293,948
Net changes in cash and cash equivalents	$3,003,671	$118,177

Operating Activities

Net cash used in operating activities was $1,667,783 for the six-month period ended June 30, 2021, as compared to net cash used of $175,771 for the six-month period ended June 30, 2020, an increase of $1,492,012. The increase in net cash used in operating activities was primarily due to amended contracts increasing consulting fees along with increased marketing and development costs for our projects partially offset by increased accounts payable and accrued liabilities.

Investing Activities

During the six months ended June 30, 2021, the Company loaned $400,000 to Fogdog Inc. in the form of a convertible debenture. The debenture bears interest at 4%, matures on May 5th, 2022, and is unsecured. There were no investing activities for the six-month period ended June 30, 2020.

Financing Activities

Financing activities provided cash of $5,071,454 through a series of private placements, warrant exercises, and stock option exercises partially offset by the repayment of loans for the six months ended June 30, 2021 and provided cash of $293,948 for the six months ended June 30, 2020.

Cash Requirements

Our estimated general and administrative expenses, operating expenses, and service costs for the next 12 months are $1,200,000 and are based on our current expenditures given the current market conditions.

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

Going Concern

Our unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $38,323,564 as at June 30, 2021 (December 31, 2020: $13,323,375). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

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

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the fiscal year ended December 31, 2020, our disclosure controls and procedures were not effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended June 30, 2021, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)
3.5	Articles of Merger dated effective September 3, 2019 (incorporated by reference from our Current Report on Form 8-K, filed on September 9, 2019)
3.6	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)

10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)
10.13	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.14	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.15	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.16	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)
10.18	Loan Agreement dated November 20, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)
10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.21	Business Services Agreement dated effective December 29, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 15, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24	Offer Letter dated January 22, 2018 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.25	Offer Letter dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.26	2017 Equity Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.27	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.28	Stock Option Agreement dated October 15, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.29	Stock Option Agreement dated October 15, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.30	Stock Option Agreement dated October 15, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.31	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.32	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.33	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.34	Indemnification Agreement dated December 20, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.35	Indemnification Agreement dated December 20, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.36	Indemnification Agreement dated December 20, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)

10.37	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.38	Offer Letter dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.39	Stock Option Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.40	Indemnification Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.41	Offer Letter dated June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.42	Stock Option Agreement dated June 7, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.43	Indemnification Agreement June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.44	Amendment Agreement dated effective as of June 25, 2018 to Business Services Agreement dated October 18, 2017 with Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 29, 2018)
10.45	Loan Agreement dated July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.46	Corporate Guaranty dated July 9, 2018 by Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.47	Amendment No. 2 to Business Services Agreement dated as of July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.48	Loan Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.49	Corporate Guaranty entered into as of August 29, 2018 by Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.50	Security Agreement entered into as of August 29, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.51	Security Assignment Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.52	Master Services Agreement dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.53	Software Services Statement of Work dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.54	Amendment No. 3 to Business Services Agreement dated as of October 29, 2018 with Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on October 31, 2018)
10.55	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.56	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.57	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.58	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.59	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.60	2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)
10.61	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 29, 2018)
10.62	Amendment to Independent Consultant Agreement dated December 4, 2018 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2018)
10.63	Master Services Agreement dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)

10.64	Software Services Statement of Work dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.65	Stock Option Agreement dated October 15, 2017 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.66	Stock Option Agreement dated June 8, 2018 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.67	Independent Consultant Agreement dated effective December 4, 2018 with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.68	Indemnification Agreement with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.69	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2019)
10.70	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017 between CurrencyWorks Inc. and Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.71	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated January 22, 2018 between CurrencyWorks Inc. and James P. Geiskopf (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.72	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated February 9, 2018 between CurrencyWorks Inc. and Edmund C. Moy (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.73	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated May 17, 2018 between CurrencyWorks Inc. and James Carter (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.74	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated June 22, 2018 between CurrencyWorks Inc. and Alphonso Jackson (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.75	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017, as amended on November 30, 2018 and July 1, 2019 between CurrencyWorks Inc. and Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.76	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Business Services Agreement dated effective October 18, 2017 as amended on June 26, 2018 between CurrencyWorks Inc. and Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.77	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective December 4, 2018 between CurrencyWorks Inc. and Swapan Kakumanu (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.78

Amendment to Loan Agreement and Termination of Business Services Agreement dated February 7, 2020 with Ryde GmbH and Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 12, 2020)

10.79	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2020)
10.80	Business Services Agreement with Business Instincts Group Inc. dated December 10, 2020 (incorporated by reference from our Current Report on Form 8-K, filed on December 11, 2020)
10.81	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2021)
10.82	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 11, 2021)
10.83	Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2021)

10.84	Amended 2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
10.85	Limited Liability Company Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.86	LLC Member Services Master Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.87	Technology Operating and License Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.88	Secured Promissory Note dated July 6, 2021with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.89	Security Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.90	Distribution License Agreement dated July 6, 2021 with EnderbyWorks, LLC and 92 Films, LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.91	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.92	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.93	Engagement Letter dated June 15, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.94	Amendment to Engagement Letter dated July 10, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)

(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRENCYWORKS INC.

/s/ Swapan Kakumanu
Swapan Kakumanu
Chief Financial Officer
(Duly Authorized Officer)
Dated: August 13, 2021

