Form 10-Q
period 2021-09-30
CurrencyWorks Inc.
filed 2021-11-15
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Nil	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes ☒ No ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,178,083 shares of common stock issued and outstanding as at November 15, 2021.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the quarter ended September 30, 2021 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading.

CurrencyWorks Inc.

Condensed Consolidated Balance Sheets

	September 30, 2021 (unaudited)	December 31, 2020
Assets

Current Assets
Cash and cash equivalents	$1,653,715	$33,342
Accounts receivable	83,858	90,333
Prepaid expenses	20,000	18,349
Total Current Assets	1,757,573	142,024

Notes receivable	1,262,170	-
Intangible assets	3,000,000	-
Investments, related party	463,279	37
Total Assets	$6,483,022	$142,061

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$1,278,334	$144,461
Accounts payable and accrued expenses, related party	-	135,965
Loans payable, related party	-	434,880
Accrued interest, on loans payable, related party	-	32,489
Current portion of convertible notes	-	924,825
Current portion of interest on convertible notes	-	125,940
Total Current Liabilities	1,278,334	1,798,560

Derivative liability	882,688	3,747,600
Convertible notes payable	-	101,500
Accrued interest on convertible notes	-	220,431
Total Liabilities	2,161,022	5,868,091

Commitments and Contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 400,000,000 shares authorized; 71,178,083 and 35,426,033 shares issued and outstanding as at September 30, 2021 and December 31, 2020, respectively	71,177	35,425
Additional paid-in-capital	38,338,899	7,895,335
Accumulated deficit	(33,475,357)	(13,323,375)
Total CurrencyWorks Stockholders’ Equity/(Deficit)	4,934,719	(5,392,615)
Non-controlling interest	(612,719)	(333,415)
Total Stockholders’ Equity/(Deficit)	4,322,000	(5,726,030)

Total Liabilities and Stockholders’ Equity	$6,483,022	$142,061

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Revenues
Service revenue	$168,870	$25,000	$274,770	$25,000
Total revenues	168,870	25,000	274,770	25,000

Operating expenses
General and administrative expense	1,247,389	122,854	6,263,360	504,058
Project costs	1,580,201	1,522	1,580,201	(24,428)
Total operating expenses	2,827,590	124,376	7,843,561	479,630

Net loss from operations	(2,658,720)	(99,376)	(7,568,791)	(454,630)

Other income (expense)
Other income	144,406	16,500	195,780	308,000
Note interest revenue	12,170	-	12,170	-
Note interest expense	-	(36,967)	(65,499)	(112,793)
Change in derivative liability	5,899,631	81,190	(14,179,929)	123,372
Total other income (expense)	6,056,207	60,723	(14,037,478)	318,579

Provision for taxes	-	-	-	-
Net income/(loss)	3,397,487	(38,653)	(21,606,269)	(136,051)

Net (income) loss from non-controlling interest	626,679	9,167	630,246	16,683
Net income/(loss) attributable to Currency Works	$4,024,166	$(29,486)	$(20,976,023)	$(119,368)

Income/(loss) per common share – basic	$0.06	$(0.00)	$(0.36)	$(0.01)
Income/(loss) per common share – diluted	$0.05	$(0.00)	$(0.36)	$(0.01)
Weighted average number of common shares outstanding – basic	70,341,588	34,926,033	57,716,146	28,240,340
Weighted average number of common shares outstanding – diluted	74,392,192	34,926,033	57,716,146	28,240,340

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operating activities
Net loss for the period	$(21,606,269)	(136,051)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	662,281	3,669
Stock-based compensation, related party	3,132,858	14,674
Change in derivative liability	14,179,929	(123,372)
Deconsolidation of sBetOne Inc.	(120,478)	-
Changes in operating assets and liabilities
Accounts receivable, related party	6,475	-
Prepaid expense	(1,651)	8,267
Accounts payable and accrued expenses	1,133,873	(110,250)
Accounts payable and accrued expenses, related party	(135,965)	(35,373)
Accrued interest payable, related party	(378,860)	-
Accrued interest on notes payable	(12,170)	94,043
Accrued interest on notes payable, related party	-	18,751
Net cash (used in) operating activities	(3,139,977)	(265,642)

Investing activities
Note receivable	(1,250,000)	-
Intangible assets	(3,000,000)	-
Net cash used by investing activities	(4,250,000)	-

Financing activities
Proceeds from issuance of loan payable	-	10,000
Proceeds from share issuance	8,358,180	320,908
Proceeds from warrants exercise	1,362,235	-
Proceeds from options exercise	32,500	-
Loan repayment	(469,755)	(36,000)
Share issuance cost	(272,810)	(960)
Net cash provided by financing activities	9,010,350	293,948

Net changes in cash and equivalents	1,620,373	28,306

Cash and equivalents at beginning of the period	33,342	1,269

Cash and equivalents at end of the period	$1,653,715	29,575

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash share issue costs	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation	$662,281	$3,669
Stock-based compensation, related party	$3,132,858	$14,674
Derivative liability	$(2,864,912)	$132,451
Conversion of convertible debt	$1,300,550	$65,460
Conversion of accounts payable	$-	$25,375

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2019	23,756,033	$23,755	$7,558,174	$(9,310,776)	$(289,941)	$(2,018,788)
Stock-based compensation	-	-	1,047	-	-	1,047
Stock-based compensation, related party	-	-	8,061	-	-	8,061
Net loss for the period	-	-	-	100,702	(8,092)	92,610
Balance, March 31, 2020	23,756,033	23,755	7,567,282	(9,210,074)	(298,033)	(1,917,070)
Stock-based compensation	-	-	1,304	-	-	1,304
Stock-based compensation, related party	-	-	5,226	-	-	5,226
Share issuance	11,170,000	11,170	267,162	-	-	278,332
Net loss for the period	-	-	-	(190,584)	576	(190,008)
Balance, June 30, 2020	34,926,033	$34,925	$7,840,974	$(9,400,658)	$(297,457)	$(1,822,216)
Stock-based compensation	-	-	1,318	-	-	1,318
Stock-based compensation, related party	-	-	1,387	-	-	1,387
Net loss for the period	-	-	-	(29,486)	(9,167)	(38,653)
Balance, September 30, 2020	34,926,033	$34,925	$7,843,679	$(9,430,144)	$(306,624)	$(1,858,164)

Balance, December 31, 2020	35,426,033	$35,425	$7,895,335	$(13,323,375)	$(333,415)	$(5,726,030)
Stock-based compensation	-	-	354,817	-	-	354,817
Stock-based compensation, related party	-	-	785,345	-	-	785,345
Share Issuance	11,600,000	11,600	2,506,486	-	-	2,518,086
Options Exercised	325,000	325	32,175	-	-	32,500
Warrants Exercised	4,941,250	4,942	11,368,702	-	-	11,373,644
Net loss for the period	-	-	-	(44,864,004)	(8,968)	$(44,872,972)
Balance, March 31, 2021	52,292,283	$52,292	$22,942,860	$(58,187,379)	$(342,383)	$(35,534,610)
Stock-based compensation	-		145,736	-	-	145,736
Stock-based compensation, related party	-	-	1,681,231	-	-	1,681,231
Warrants Exercised	4,500,000	4,500	7,132,425	-	-	7,136,925
Debt Conversion	7,918,300	7,919	468,590	-	-	476,509
Net income for the period	-	-	-	19,863,815	5,401	$19,869,216
Balance, June 30, 2021	64,710,583	$64,711	$32,370,842	$(38,323,564)	$(336,982)	$(6,224,993)
Stock-based compensation	-		161,728	-	-	161,728
Stock-based compensation, related party	-	-	666,282	-	-	666,282
Share issuance July 9, 2021	1,780,000	1,780	1,394,734	-	-	1,396,514
Registered direct offering July 14, 2021	4,687,500	4,686	3,745,313	-	-	3,749,999
sBetOne deconsolidation	-	-	-	824,041	350,942	1,174,983
Net income for the period	-	-	-	4,024,166	(626,679)	$3,397,487
Balance, September 30, 2021	71,178,083	$71,177	$38,338,899	$(33,475,357)	$(612,719)	$4,322,000

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Notes to Unaudited Condensed Interim Consolidated Financial Statements

As of September 30, 2021 and for the Three and Nine Months ended September 30, 2021 and 2020

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

On June 22, 2021, we incorporated a new Delaware subsidiary, Motoclub LLC, to create a marketplace for digital automotive collectibles.

On June 22, 2021, we incorporated a new Delaware subsidiary, EnderbyWorks, LLC, to create a direct-to-consumer, feature-length film viewing and distribution platform delivering feature-length films and digital collectible entertainment content as NFTs.

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

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $33,475,357 as of September 30, 2021 and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock.

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

Basis of Consolidation

The unaudited condensed interim consolidated financial statements include the accounts of the Company and its subsidiaries, CurrencyWorks USA Inc. (formerly ICOx USA, Inc.), MotoClub, and its majority-owned subsidiary, EnderbyWorks, LLC. All intercompany transactions and balances have been eliminated.

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

Earnings per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period.

Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The Company computes earnings (loss) per share in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”), ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note (Note 5) using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants (Note 11). Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

At September 30, 2021 and September 30, 2020, common shares from the conversion of debt (shares) (Note 5) and outstanding of stock options (shares) (Note 11) have been included as their effect is dilutive for Q3 2021 using the treasury stock method.

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

The Company has issued stock options to employees and non-employees. Stock options granted to non-employees for services or performance not yet rendered would be expensed over the service period or until the goals had been reached. The fair value calculation valued as at the grant date. The stock options granted to non-employees during the period ended September 30, 2021 were for services to be rendered and, as such, the expense will be amortized over the service period.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, convertible notes, and payables. The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

When determining fair value, whenever possible, the Company use observable market data, and relies on unobservable inputs only when observable market data is not available. As of September 30, 2021, and September 30, 2020, the Company did not have any level 1 or 2 financial instruments. Please see Note 14 for additional information on level 3 fair value of financial instruments.

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

The Company did not hold any digital currency as at September 30, 2021 and December 31, 2020.

Deferred Revenue

The Company’s policy is to defer revenue that relate to services that have not yet been performed. Deferred revenue is recognized when the service has been performed and contingencies have been resolved.

Service Costs

The Company’s policy is to defer direct service costs that relate to the earning of contingent fee revenue. These deferred costs are expensed when the contingent fee revenue is recognized or when the earning of the contingent fee revenue is in doubt.

3. ACCOUNTS RECEIVABLE

As at September 30, 2021, the Company had outstanding accounts receivables of $83,858 compared to $90,333 as at December 31, 2020.

4. NOTES RECEIVABLE – RELATED PARTY

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

Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog Energy Solutions Inc. pursuant to convertible promissory note. The note bears interest at a rate of 10% per annum and comes due on August 20, 2027. The note may not be prepaid without the written consent of our company. Under certain conditions as outlined in the promissory note, the Company may convert the outstanding loan into common shares. Our chief financial officer, secretary and treasurer, Swapan Kakumanu, is a director, chief financial officer and a shareholder of Fogdog.

5. INTANGIBLE ASSET

On July 6, 2021, the Company, through one of its subsidiaries, acquired the rights to a movie for a period of 10 years. This acquisition is linked to one of the Company’s subsidiary projects for movie-related NFTs. The Company has spent $2.5 million as at September 30, 2021, with an additional $500,000 on October 1, 2021 for a total of $3.0 million. This asset will be amortized on a straight-line basis over the 10-year life of the asset.

6. INVESTMENTS, RELATED PARTY

On August 12, 2021, the Company’s subsidiary sBetOne, Inc. (“sBetOne”) entered into a business combination with a related party, VON Acquisition Inc. (“VON”) whereby sBetOne became a wholly owned subsidiary of VON. The Company received 5,902,174 common shares or 6.31% of the total outstanding common shares of VON as at the date of the business combination. The transition from having a 59.02% ownership in sBetOne to having a 6.31% ownership in VON has led the Company to deconsolidate sBetOne from the Company’s financial statements and record the ownership of VON as an investment. The common shares were valued at $0.10 CAD per share.

The sBetOne carrying amount in liabilities of $824,041 and loss in NCI of $350,942 were removed from the Company and converted into shares of VON, resulting in a gain of $120,478 upon deconsolidation of sBetOne.

	September 30,	December 31,
	2021	2020
Investments, related party	$463,279	$37

7. NOTES PAYABLE

The Company has no notes outstanding as at September 30, 2021. On May 11, 2021, 4,504,600 common shares were issued for debt conversion of $135,138. On June 25, 2021, 3,413,700 common shares were issued for debt conversion of $341,370. The sBetOne Inc. debt of $824,041 was converted into shares of VON upon deconsolidation.

The balances of the convertible notes outstanding as at December 31, 2020 were as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2021	8%	$73,825	$54,999	$128,824
Note 2(1)	12-30-2016	12-30-2021	8%	50,000	25,611	75,611
Note 3(1)	12-30-2016	12-30-2021	8%	21,500	11,013	32,513
Note 4(1)	03-02-2017	03-02-2022	8%	20,000	9,633	29,633
Note 5(1)	06-08-2017	06-08-2022	8%	10,000	4,333	14,333
Note 6(2)	10-30-2017	10-30-2021	10%	250,000	79,315	329,315
Note 7(2)(3)	10-30-2017	10-30-2021	10%	-	8,938	8,938
Note 8(5)	02-13-2019	08-12-2021	15%	25,000	7,058	32,058
Note 9(5)	02-22-2019	08-21-2021	15%	225,000	62,692	287,692
Note 10(5)	02-27-2019	08-26-2021	15%	50,000	13,829	63,829
Note 11(5)	03-12-2019	09-11-2021	15%	25,000	6,781	31,781
Note 12(5)	09-05-2019	08-11-2021	15%	250,000	61,849	311,849
Note 13(5)	11-15-2019		5%	50,000	2,822	52,822
Note 14(4)	07-18-2019		5%	250,000	18,219	268,219
Note 15(4)	08-09-2019		5%	25,000	1,747	26,747
Note 16(4)	09-13-2019		5%	45,000	2,928	47,928
Note 17(4)	10-04-2019		5%	54,880	4,666	59,546
Note 18(4)	11-19-2019		5%	-	851	851
Note 19(4)	12-18-2019		5%	-	767	767
Note 20(4)	01-09-2020		5%	10,000	489	10,489
Note 21(4)	03-12-2019		12%	26,000	321	26,321
Total				$1,461,205	$378,861	$1,840,066

(1)	The principal of the note, and the interest calculated up to November 30, 2018, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.
(2)	The note may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.
(3)	The principal of the note has been converted into equity with the remaining interest outstanding to be payable.
(4)	These promissory notes are un-secured and payable on demand with no maturity date.
(5)	These notes were converted into 5,902,174 shares of VON

8. DERIVATIVE LIABILITIES

In connection with warrants, the Company records derivative liabilities since the strike price is denominated in a currency other than the Company’s functional currency. The warrants are valued on the date of issuance and revalued at each reporting period. The Company recorded initial derivative liabilities on June 12, 2020 of $132,451 based upon the following Black-Scholes option pricing model assumptions: an exercise price of CAD$0.10, our stock price on the date of grant of CAD$0.09, expected dividend yield of 0%, expected volatility of 38.16%, risk free interest rate of 0.19%, expected term of 2.0 years and foreign exchange rate of 1.3596.

The Company recorded initial derivative liabilities on January 5, 2021 of $1,559,108 based upon the following Black-Scholes option pricing model assumptions: an exercise price of CAD$0.165, our stock price on the date of grant of CAD$0.99, expected dividend yield of 0%, expected volatility of 40.63%, risk free interest rate of 0.13%, expected term of 2.0 years and foreign exchange rate of 1.2707.

The Company recorded initial derivative liabilities on February 4, 2021 of $1,818,140 based upon the following Black-Scholes option pricing model assumptions: an exercise price of CAD$0.10, our stock price on the date of grant of CAD$0.09, expected dividend yield of 0%, expected volatility of 38.16%, risk free interest rate of 0.19%, expected term of 2.0 years and foreign exchange rate of 1.2828.

As at March 31, 2021, the Company recorded $10,930,625 related to warrant exercises based upon the following Black-Scholes option pricing model assumptions on exercise date: an average exercise price of CAD$0.10, an average stock price based on the exercise dates of CAD$2.07, expected dividend yield of 0%, average expected volatility of 43.76%, average risk free interest rate of 0.08%, average estimated life of 1.4 years and foreign exchange rate of 1.2651.

As at June 30, 2021, the Company recorded $6,587,114 related to warrant exercises based upon the following Black-Scholes option pricing model assumptions on exercise date: an average exercise price of CAD$0.23, an average stock price based on the exercise dates of CAD$2.03, expected dividend yield of 0%, average expected volatility of 45.41%, average risk free interest rate of 0.16%, average estimated life of 1.25 years and foreign exchange rate of 1.2394.

As at September 30, 2021, the Company recorded $1,396,515 related to warrant exercises based upon the following Black-Scholes option pricing model assumptions on exercise date: an average exercise price of CAD$0.10, an average stock price based on the exercise dates of CAD$1.24, expected dividend yield of 0%, average expected volatility of 45.41%, average risk free interest rate of 0.06%, average estimated life of 0.5 years and foreign exchange rate of 1.2475.

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

The derivative liabilities were revalued at USD$10,240,541 resulting in a loss of $21,996,728 as at September 30, 2021, related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: an exercise price of CAD$0.10-$0.75, our stock price on the date of valuation of CAD$0.49, expected dividend yield of 0%, average expected volatility of 45.64%, average risk-free interest rate of 0.16%, an average expected term of 1.5 years and foreign exchange rate of 1.2741.

9. WARRANTS

From January 2020, through September 30, 2021, the Company issued 22,930,000 warrants.

The fair value of each warrant is estimated using the Black-Scholes valuation method. Assumptions used in calculating the fair value at September 30, 2021 were as follows:

Weighted Average Inputs Used
Annual dividend yield	$-
Expected life (years)	0.95-1.60
Risk-free interest rate	0.07%-0.25%
Expected volatility	45.03%-45.78%
Common stock price (CAD)	$0.49

Since the expected life of the warrants was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

The issuances, exercises and pricing re-sets during the Nine Months ended September 30, 2021, are as follows:

Outstanding at December 31, 2020	11,330,000
Issuances	16,537,500
Exercises	(11,721,250)
Forfeitures/cancellations	-
Outstanding at September 30, 2021	16,146,250
Weighted Average Price at September 30, 2021 (CAD)	$0.69

The intrinsic value of the 1,780,000 warrants exercised in Q3 2021 is $694,200.

10. COMMITMENTS

The Company has no outstanding commitments as at September 30, 2021.

11. RELATED PARTY TRANSACTIONS

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

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. Previously, on October 9, 2017, the Company had signed an agreement with a company owned by Swapan Kakumanu to complete the accounting functions of the Company. As of September 30, 2021, the Company had trade and other payables owing to this related party of $37,514 (December 31, 2020 - $10,013). On May 5, 2021, the Company loaned Fogdog Energy Solutions Inc. $400,000 of which our CFO is a director, chief financial officer and shareholder of (Note 4).

Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog Energy Solutions Inc. pursuant to convertible promissory note. The note bears interest at a rate of 10% per annum and comes due on August 20, 2027. The note may not be prepaid without the written consent of our company. Under certain conditions as outlined in the promissory note, the Company may convert the outstanding loan into common shares.

On August 12, 2021, the Company’s subsidiary sBetOne entered into a business combination with a related party, VON whereby sBetOne became a wholly owned subsidiary of VON. The Company received 5,902,174 common shares or 6.31% of the total outstanding common shares of VON as at the date of the business combination. The common shares were valued at $0.10 CAD per share. Our CFO is the chief financial officer of VON.

12. SHARE CAPITAL

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

On July 14, 2021, the Company completed a registered direct offering where 4,687,500 units were issued, consisting of one common share and one common share purchase warrant issued at a price of $0.80 (United States dollars (“USD”)) for total gross proceeds of $3,750,000 USD.

For the Nine Months ended September 30, 2021, there were 9,441,250 warrants exercised for proceeds received of $1,362,235 for common shares, 325,000 options exercised for proceeds of $32,500 for common shares, and 7,918,300 shares issued from the conversion of debt of $476,509 (see Note 7).

13. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that our board of directors may grant options to acquire common shares of the Company at not less than 100% of the greater of: (i) the fair market value of the shares underlying the options on the grant date and (ii) the fair market value of the shares underlying the options on the date preceding the grant date at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. On April 26, 2021, the maximum number of options available for grant was increased to 13,300,000 shares. As of September 30, 2021, there are 8,301,666 stock options issued (September 30, 2020 – 3,500,000) and 4,998,334 stock options unissued (September 30, 2020 – 400,000).

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

13. STOCK-BASED COMPENSATION (CONT’D)

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

Stock-based compensation expense recognized for the periods ended September 30, 2021 and 2020 were $1,826,966, and $8,115 respectively. Stock options granted are valued at the fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Nine Months Ended September 30,
	2021	2020
Share price	$ 1.16-3.09	$0.08
Exercise price	$ 1.16-3.19	$0.60
Time to maturity (years)	10	10
Risk-free interest rate	1.15%-1.74%	0.66%
Expected volatility	104.59%-113.17%	118.53%
Dividend per share	$0.00	$0.00
Forfeiture rate	Nil	Nil

The intrinsic value of the options exercised is $233,250.

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2020	3,500,000	0.19	0.17	6.8
Granted	5,460,000	0.80	0.86	8.4
Exercised	(325,000)	0.15	0.10	-
Forfeited	(333,334)	-	-	-
Options outstanding, September 30, 2021	8,301,666	0.86	0.80	8.4
Options exercisable, September 30, 2021	4,759,995	0.56	0.53	7.4

14. FINANCIAL INSTRUMENTS

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

A three-tier fair value hierarchy is established as a base for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

●	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2: Observable inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3: unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participants assumptions that are reasonably available.
○ Investment in related party

The derivative liabilities would be classified as a level 3 financial instrument.

	September 30,	December 31,
	2021	2020
Investments, related party	$463,279	$37

Warrants
Derivative liability at December 31, 2020	$3,747,000
Addition of new conversion option derivatives	20,263,747
Warrant exercise	(12,471,678)
Change in fair value	(10,656,381)
Derivative liability at September 30, 2021	$882,688

15. NON-CONTROLLING INTEREST

For sBetOne, Inc., on April 1, 2019, the Company transferred 2,000,000 of its shares to a third-party and cancelled 1,097,826 of its shares. Additionally, 2,097,826 shares of sBetOne, Inc. were issued to third-parties, reducing the Company’s ownership in this subsidiary to 59.02%

The following table sets forth a summary of the changes in non-controlling interest:

Non-controlling interest at December 31, 2020	$(333,415)
Net loss	(630,246)
Deconsolidation	350,942
Non-controlling interest at September 30, 2021	$(612,719)

On August 12, 2021, the Company’s subsidiary sBetOne, Inc. (“sBetOne”) entered into a business combination with a related party, VON Acquisition Inc. (“VON”) whereby sBetOne became a wholly owned subsidiary of VON. The Company received 5,902,174 common shares or 6.31% of the total outstanding common shares of VON as at the date of the business combination. The transition from having a 59.02% ownership in sBetOne to having a 6.31% ownership in VON has led the Company to deconsolidate sBetOne from the Company’s financial statements and record the ownership of VON as an investment.

On June 22, 2021, the Company incorporated a new Delaware subsidiary, EnderbyWorks, LLC, in which the Company owns 51%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, forward-looking statements can be identified by the use of terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continues” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report include or may include, among others, statements about:

●	our proposed plan of operations;
●	our financial and operating objectives and strategies to achieve them;
●	the costs and timing of our services;
●	our use of available funds;
●	our capital and funding requirements; and
●	our other financial or operating performances.

The material assumptions supporting these forward-looking statements include, among other things:

●	our future growth potential, results of operations, future prospects and opportunities;
●	execution of our business strategy;
●	there being no material variations in current regulatory environments;
●	our operating expenses, including general and administrative expenses;
●	our ability to obtain any necessary financing on acceptable terms;
●	timing and amount of capital expenditures;
●	retention of skilled personnel;
●	continuation of current tax and regulatory regimes; and
●	general economic and financial market conditions.

Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

●	inability to efficiently manage our operations;
●	general economic and business conditions;
●	our negative operating cash flow;
●	our ability to obtain additional financing;
●	increases in capital and operating costs;
●	general cryptocurrency risks;
●	technological changes and developments in the blockchain and cryptocurrencies;
●	risks relating to regulatory changes or actions;
●	competition for blockchain platforms and technologies; and
●	other risk factors discussed in our annual report on Form 10-K filed on March 31, 2021

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

As used in this quarterly report, the terms “we”, “us”, “the Company”, “our” and “CurrencyWorks” mean CurrencyWorks Inc. and its wholly-owned subsidiaries, CurrencyWorks USA Inc. (formerly ICOx USA, Inc.), and its majority-owned subsidiary, EnderbyWorks, LLC, unless otherwise specified.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenue

We had $168,870 revenues for the three months ended September 30, 2021 from consulting agreements and NFT sales. $25,000 revenues were recognized for the three months ended September 30, 2020.

Operating Expenses

We incurred general and administrative expenses of $1,247,389 and $122,854 for the three months ended September 30, 2021 and 2020, respectively, representing an increase of $1,124,535 between the two periods. These expenses consisted primarily of consulting fees, professional fees, and other general and administrative costs. The increase in consulting fees between the two periods of $446,553 in 2021 from $59,533 in 2020 was mainly for consulting fees for our president, chief operating officer, and Board of Directors, consulting fees for new amended agreements entered into in Q2 2021 and also due to the stock options issued in Q2 2021. Professional fees were $67,147 in 2021 compared to $14,107 in 2020 with the increase due to higher legal fees as there was more activity in 2021.

Other Income (Expense)

Other income includes $120,478 related to gain on deconsolidation of sBetOne and $16,500 received from interest revenue same as in Q3 2020 for the same period last year. The decrease in derivative liability of $5,889,631 for Q3 2021 is due to the change in share price and warrants exercised.

Net Loss from Operations

We incurred net income from operations of $4,024.166 and net loss of $29,486 for the three months ended September 30, 2021 and 2020, respectively, representing an increase of $4,053,652, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Revenue

We had revenue of $274,770 for the Nine Months ended September 30, 2021 from a consulting agreement as well as NFT sales and $25,000 for the Nine Months ended September 30, 2020.

Operating Expenses

We incurred general and administrative expenses of $6,263,360 and $504,058 for the Nine Months ended September 30, 2021 and 2020, respectively, representing an increase of $5,759,302 between the two periods. These expenses consisted primarily of consulting fees, pre-licensing fees, professional fees, and other general and administrative costs. The increase in consulting fees between the two periods to $1,886,056 in 2021 from $160,560 in 2020 was due to the increase in compensation for our president, chief operating officer, and Board of Directors as well as stock option issuances in 2021. Professional fees increased to $288,164 in 2021 from $75,102 in 2020 due to higher legal services as 2021 saw the Company spending on stock and share issuances as well as regulatory compliance due to increased activity. The increase in other general and administrative costs of $4,001,251 in 2021 from $257,736 in 2020 is due to increased advertising and marketing costs, compliance fees, and stock-based compensation. Project costs increased to $1,580,201 in 2021 from recover of $24,428 in 2020 due to new projects entered into in 2021.

Other Income (Expense)

Other income includes gain on deconsolidation of sBetOne of $120,478, $67,874 of recovered receivables received in 2021 from Ryde Holdings. Other expenses include interest expense on convertible notes payable of $96,239 for the Nine Months ended September 30, 2021 compared to $75,826 for the same period last year. Change in derivative liability was a loss of $14,179,929 in 2021 compared to a gain of $123,372 in 2020.

Net Loss from Operations

We incurred net loss from operations of $20,976,023 and $119,368 for the Nine Months ended September 30, 2021 and 2020, respectively, representing a net change of $20,856,655, primarily attributable to the factors discussed above under the heading “Revenue” and “Operating Expenses”.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2021	As at December 31, 2020
Current Assets	$1,757,573	$142,024
Current Liabilities	1,278,334	1,798,560
Working Capital/(Deficit)	$479,239	$(1,656,536)

Current Assets

Current assets were $1,757,573 as at September 30, 2021 and $142,024 at December 31, 2020. The increase in current assets as at September 30, 2021 was due to private placements in 2021 partially offset by the increase in cash spent on operating expenses.

Current Liabilities

Current liabilities as at September 30, 2021 were attributable to $1,278,334 in accounts payable and accrued expenses, compared to $280,426 in accounts payable and accrued expenses, and $1,518,134 of loans payable as at December 31, 2020.

Cash Flow

	Nine Months ended September 30, 2021	Nine Months ended September 30, 2020
Net cash used in operating activities	$(3,139,977)	$(265,642)
Net cash used in investing activities	(4,250,000)	-
Net cash provided by financing activities	9,010,350	293,948
Net changes in cash and cash equivalents	$1,620,373	$28,306

Operating Activities

Net cash used in operating activities was $3,139,977 for the nine-month period ended September 30, 2021, as compared to net cash used of $265,642 for the nine-month period ended September 30, 2020, an increase of $2,874,335. The increase in net cash used in operating activities was primarily due to amended contracts increasing consulting fees along with increased marketing and development costs for our projects partially offset by increased accounts payable and accrued liabilities.

Investing Activities

During the Nine Months ended September 30, 2021, the Company loaned $1,250,000 to Fogdog Inc. in the form of a convertible debenture. The Company, through one of its subsidiaries, purchased the rights to a movie for a period of 10 years for $2,500,000 with an additional $500,000 spent subsequent to September 30, 2021. There were no cash investing activities for the nine-month period ended September 30, 2020.

Financing Activities

Financing activities provided cash of $9,010,350 through a series of private placements, warrant exercises, and stock option exercises partially offset by the repayment of loans for the Nine Months ended September 30, 2021 and provided cash of $293,948 for the Nine Months ended September 30, 2020.

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

Going Concern

Our unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $33,475,357 as at September 30, 2021 (December 31, 2020: $13,323,375). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

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

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the fiscal year ended December 31, 2020, our disclosure controls and procedures were not effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended September 30, 2021, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1**

Business Combination Agreement among VON Acquisition Inc., sBetOne, Inc., VON Acquisition Merger Sub Inc., Limitless III Inc., VON Acquisition Corp. and VON Bismark Limited.(incorporated by reference from our current report on Form 8-K, filed on August 18, 2021)

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)
3.5	Articles of Merger dated effective September 3, 2019 (incorporated by reference from our Current Report on Form 8-K, filed on September 9, 2019)
3.6	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)

10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)
10.13	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.14	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.15	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.16	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)
10.18	Loan Agreement dated November 20, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)
10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.21	Business Services Agreement dated effective December 29, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 15, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24	Offer Letter dated January 22, 2018 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.25	Offer Letter dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.26	2017 Equity Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.27	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.28	Stock Option Agreement dated October 15, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.29	Stock Option Agreement dated October 15, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)

10.30	Stock Option Agreement dated October 15, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.31	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.32	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.33	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.34	Indemnification Agreement dated December 20, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.35	Indemnification Agreement dated December 20, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.36	Indemnification Agreement dated December 20, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.37	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.38	Offer Letter dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.39	Stock Option Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.40	Indemnification Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.41	Offer Letter dated June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.42	Stock Option Agreement dated June 7, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.43	Indemnification Agreement June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.44	Amendment Agreement dated effective as of June 25, 2018 to Business Services Agreement dated October 18, 2017 with Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 29, 2018)
10.45	Loan Agreement dated July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.46	Corporate Guaranty dated July 9, 2018 by Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.47	Amendment No. 2 to Business Services Agreement dated as of July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.48	Loan Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.49	Corporate Guaranty entered into as of August 29, 2018 by Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.50	Security Agreement entered into as of August 29, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.51	Security Assignment Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.52	Master Services Agreement dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.53	Software Services Statement of Work dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.54	Amendment No. 3 to Business Services Agreement dated as of October 29, 2018 with Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on October 31, 2018)
10.55	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.56	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)

10.57	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.58	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.59	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.60	2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)
10.61	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 29, 2018)
10.62	Amendment to Independent Consultant Agreement dated December 4, 2018 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2018)
10.63	Master Services Agreement dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.64	Software Services Statement of Work dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.65	Stock Option Agreement dated October 15, 2017 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.66	Stock Option Agreement dated June 8, 2018 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.67	Independent Consultant Agreement dated effective December 4, 2018 with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.68	Indemnification Agreement with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.69	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2019)
10.70	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017 between CurrencyWorks Inc. and Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.71	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated January 22, 2018 between CurrencyWorks Inc. and James P. Geiskopf (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.72	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated February 9, 2018 between CurrencyWorks Inc. and Edmund C. Moy (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.73	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated May 17, 2018 between CurrencyWorks Inc. and James Carter (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.74	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated June 22, 2018 between CurrencyWorks Inc. and Alphonso Jackson (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.75	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017, as amended on November 30, 2018 and July 1, 2019 between CurrencyWorks Inc. and Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.76	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Business Services Agreement dated effective October 18, 2017 as amended on June 26, 2018 between CurrencyWorks Inc. and Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.77	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective December 4, 2018 between CurrencyWorks Inc. and Swapan Kakumanu (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)

10.78	Amendment to Loan Agreement and Termination of Business Services Agreement dated February 7, 2020 with Ryde GmbH and Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 12, 2020)
10.79	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2020)
10.80	Business Services Agreement with Business Instincts Group Inc. dated December 10, 2020 (incorporated by reference from our Current Report on Form 8-K, filed on December 11, 2020)
10.81	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2021)
10.82	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 11, 2021)
10.83	Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2021)
10.84	Amended 2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
10.85	Limited Liability Company Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.86	LLC Member Services Master Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.87	Technology Operating and License Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.88	Secured Promissory Note dated July 6, 2021with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.89	Security Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.90	Distribution License Agreement dated July 6, 2021 with EnderbyWorks, LLC and 92 Films, LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.91	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.92	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.93	Engagement Letter dated June 15, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.94	Amendment to Engagement Letter dated July 10, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.95	Services Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.96	Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.97	General Security Agreement with Fogdog Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)

(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

*** Certain exhibits, schedules and information have been omitted pursuant to Item 601(b)(2) of Regulation S-K. CurrencyWorks hereby undertakes to furnish supplemental copies of any of the omitted schedules, exhibits and information upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRENCYWORKS INC.

/s/ Swapan Kakumanu
Swapan Kakumanu
Chief Financial Officer
(Duly Authorized Officer)
Dated: November 15, 2021

