Form 10-K
period 2021-12-31
CurrencyWorks Inc.
filed 2022-04-15
CIK 1515139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$66,464,184.22 based on a price of $1.105 per share multiplied by 60,148,583 shares of common stock held by non-affiliates.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 24, 2022, there were 77,953,057 shares of common stock outstanding.

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

As used in this annual report, the terms “we”, “us”, “the Company”, “our” and “CurrencyWorks” mean CurrencyWorks Inc. and its wholly-owned subsidiary, CurrencyWorks USA Inc., and its majority-owned subsidiaries EnderbyWorks LLC, and Motoclub LLC, unless otherwise specified.

Corporate Overview

We were incorporated under the laws of the State of Nevada on July 20, 2010.

We have three subsidiaries CurrencyWorks USA Inc., EnderbyWorks LLC, and Motoclub LLC. We have 100% ownership of CurrencyWorks USA Inc., 51% ownership of EnderbyWorks LLC, and 80% ownership of Motoclub LLC.

General Development of Business

CurrencyWorks aims to build and operate a full-service blockchain platform for Non Fungible Tokens (NFTs), digital currencies, digital assets and security tokens.

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

CurrencyWorks has developed expertise in a number of key areas of the crypto ecosystem and we plan to build on these initiatives to drive our growth, including:

Non Fungible Tokens

●	Our work with Topps Inc on NFTs for Garbage Pail Kids has positioned CurrencyWorks for further growth in the fast-growing NFT market.
●	Our image rights management blockchain platform initiative, first launched with Eastman Kodak, is seeing new opportunities in the emerging NFT sector.

●	Our work launching the award winning Vuele.io NFT platform for feature movies sector
●	Our work launching the MusicFX.io NFT platform for the music sector
●	Our work launching Motoclub.io NFT platform for the collector car sector

Digital Payment for Cryptos

●	Our work in digital payments with the Bitrail stable coin payment platform, with its high efficiency KYC/AML platform and money transmitter license in most US states for the regulated US firearms market, is further establishing our credentials in payments in the crypto economy.

Security Tokens

●	Our work with The Canadian Stock Exchange and Odyssey Trust on STOs (security token offerings) is continuing to design back-office reporting infrastructure for the trading of tokens as registered securities.

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

Employees

As at March 24, 2022, we have two executive officers, Bruce Elliott, who is our president, and Swapan Kakumanu, who is our chief financial officer, secretary, and treasurer and no employees. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We also employ consultants on an as-needed-basis to provide specific expertise in areas of product design and development and other business functions including marketing and accounting. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus.

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

We had cash and cash equivalents in the amount of $567,030 and working deficit of $644,813 as of December 31, 2021, and cash and cash equivalents of $33,342 and working deficit of $1,656,536 as of December 31, 2020. We anticipate that we will require additional financing while we operate our business. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We would likely secure any additional financing necessary through a private placement of our common stock through a debt financing. There can be no assurance that any financing will be available to us, or, even if it is, if it will be offered on terms and conditions acceptable to us. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us, could have a material adverse effect upon us. If additional funds are raised by issuing equity securities, dilution to existing or future stockholders will result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the expansion of our new business.

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

We are authorized to issue up to 400,000,000 shares of common stock, of which 77,953,057 shares of common stock were issued and outstanding as of March 24, 2022. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future.

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

We do not anticipate paying any cash dividends on our common stock in the near future e. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, our results of operations, cash flows and financial condition, operating and capital requirements, and other factors the board considers relevant. We may never pay any dividends. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

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

Item 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. PROPERTIES

We do not own any property. Our principal offices are located at 3250 Oakland Hills Court, Fairfield, CA 94534. We believe that our office premises are suitable and adequate for our present needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB operated by the OTC Markets Group and is listed on the Canadian Securities Exchange under the symbol “CWRK”.

Trading in stocks quoted on the OTCQB or the Canadian Stock Exchange is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Holders of Common Stock

As of March 24, 2022, the 77,953,057 issued and outstanding shares of our common stock were held by a total of 131 stockholders of record.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our intention is to retain future earnings, if any, for use in our operations and the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Number of securities to be issued upon exercise of outstanding warrants and rights (b)	Weighted-average exercise price of outstanding options, warrants and rights (c)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a + b)) (d)
Equity compensation plans approved by security holders (2017 Equity Incentive Plan)	8,301,666		18,102,771		0.76	4,998,334

Equity compensation plans not approved by security holders	Nil	$	Nil	$	N/A	Nil

Total	8,301,666		$18,102,771		$0.76	4,998,334

Recent Sales of Unregistered Securities

Other than as disclosed below, since the beginning of our fiscal year ended December 31, 2021, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

On April 14, 2021, we issued 1,000,000 shares of our common stock upon exercise of the warrants with an exercise price of CDN$0.10 per share for gross proceeds of CDN$100,000. We issued these shares to one non-U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 and/or /Section 4(a)(2) of the Securities Act of 1933.

On April 29, 2021, we issued 400,000 shares of our common stock upon exercise of the warrants with an exercise price of CDN$0.165 per share for gross proceeds of CDN$66,000. We issued these shares to one non-U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 and/or /Section 4(a)(2) of the Securities Act of 1933.

On April 29, 2021, we issued 100,000 shares of our common stock upon exercise of the warrants with an exercise price of CDN$0.75 per share for gross proceeds of CDN$75,000. We issued these shares to one non-U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 and/or /Section 4(a)(2) of the Securities Act of 1933.

On May 10, 2021, we issued 2,000,000 shares of our common stock upon exercise of the warrants with an exercise price of CDN$0.10 per share for gross proceeds of CDN$200,000. We issued these shares to one non-U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 and/or /Section 4(a)(2) of the Securities Act of 1933.

On May 10, 2021, we issued 1,000,000 shares of our common stock upon exercise of the warrants with an exercise price of CDN$0.165 per share for gross proceeds of CDN$165,000. We issued these shares to one non-U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 and/or /Section 4(a)(2) of the Securities Act of 1933.

On May 11, 2021, we issued an aggregate of 4,504,600 shares of our common stock upon conversion of the aggregate principal amounts of US$135,138 of convertible notes. We issued the shares to two non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Results of Operations

Revenue

We recognized total revenue of $472,435 with $336,435 coming from the sale of NFTs and $136,000 from consulting services for the year ended December 31, 2021 compared to $nil from the sale of NFTs and $190,333 from consulting services in 2020.

Operating Expenses

We incurred operating expenses of $10,508,073 and $795,239 for the years ended December 31, 2021 and 2020, respectively, representing an increase of $9,712,834 between the two periods. These expenses consisted primarily of consulting fees, service costs, professional fees, stock-based compensation, interest and bank charges, and other general and administrative expenses. The increase in operating expenses between the two periods related to an increases in consulting expenses from $307,431 in 2020 to $1,904,868 in 2021 due to amending consulting agreement with individuals to provide strategic and project management services and increased activity in 2021, an increase in professional fees from $84,726 in 2020 to $501,954 in 2021 due to increased activity in 2021, and an increase in other general and administrative expenses from $328,750 in 2020 to $5,960,924 in 2021 as new agreements were entered into in the current year and travel costs and advertising expenses have increased due to higher activity in 2021. The Company increased spending on project costs from $22,376 in 2020 to $2,122,899 in 2021 due to higher activity levels.

Net Loss from Operations

We incurred net losses from operations of $10,035,638 and $604,906 for the years ended December 31, 2021 and 2020, respectively, representing an increase of $9,430,732 primarily attributable to the factors discussed above under the heading “Operating Expenses”.

Other Income (Expense)

Other income (expense) includes $186,880 of principal and interest receivables collected for the year ended December 31, 2021 on a loan receivable to a related party compared to $314,974 for the period ended December 31, 2020. Other income include interest revenue on convertible notes of $24,773 compared to $nil interest expense for the same period last year. Other expenses include interest expense on convertible notes of $65,499 compared to $150,992 interest expense for the same period last year. There were warrants issued for the year ended December 31, 2021 with a derivative liability of $13,771,835 (2020 – $3,615,149).

Liquidity and Capital Resources

Working Capital

	As at December 31, 2021	As at December 31, 2020
Current Assets	$655,321	$142,024
Current Liabilities	1,249,904	1,798,560
Working Capital (Deficit)	$(594,583)	$(1,656,536)

Current Assets

Current assets of $655,321 as at December 31, 2021 and $129,904 as at December 31, 2020 were comprised of only cash and cash equivalents, prepaid expenses, an outstanding loan receivable, deferred service costs and our capitalized service costs. The increase in current assets as at December 31, 2021 is mainly due to cash and cash equivalents increase by $533,688 from financing.

Current Liabilities

Current liabilities as at December 31, 2021 were attributable to $1,300,134 in accounts payable compared to $144,461 in accounts payable and accrued expenses and $135,965 in accounts payable, related party, $32,489 in loans payable and accrued interest, related party, and $1,050,765 in convertible notes and accrued interest as at December 31, 2020.

Cash Flow

Our cash flows for the years ended December 31, 2021 and December 31, 2020 are as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Net cash (used in) operating activities	$(4,763,314)	$(337,855)
Net cash (used in) investing activities	(4,250,000)	-
Net cash provided by financing activities	9,547,002	369,928
Net changes in cash and cash equivalents	$533,688	$32,073

Operating Activities

Net cash used in operating activities was $4,763,314 for the year ended December 31, 2021, as compared to $337,855 for the year ended December 31, 2020, an increase of $4,497,672. The increase in net cash used in operating activities was primarily due to new consulting agreements and amended agreements in 2021 increasing operational expenses.

Investing Activities

Net cash used in investing activities was $4,250,000 for the year ended December 31, 2021, as compared to $nil for the year ended December 31, 2020, an increase of $4,250,000. The increase in net cash used in investing activities was primarily due to the purchase of intangible assets and loan to Fogdog.

Financing Activities

Financing activities provided cash of $9,547,002 for the year ended December 31, 2021 and $369,928 for the year ended December 31, 2020. On June 12, 2021, the Company received aggregate gross proceeds of $8,894,831 (the “Offering”), proceeds from warrant exercises of $1,362,234, and proceeds of $32,500 from options exercises net of $742,563 of issuance costs. On December 31, 2021, warrants were exercised for proceeds of $50,000. In 2020, warrants were exercised for proceeds of $36,000, net proceeds of $329,948 were raised in a private placement.

Cash Requirements

We expect that we will require $2,400,000, including our current working capital, to fund our operating expenditures for the next twelve months. Projected working capital requirements for the next twelve months are as follows:

Estimated Working Capital Expenditures During the Next Twelve Months

General and administrative expenses	$2,400,000
Total	$2,400,000

Our estimated general and administrative expenses for the next 12 months are $2,400,000 and are comprised of: consulting fees, accounting services, board of directors and our advisory board, investor relations consultants, and to our public relations and marketing consultants; legal and professional fees (including auditing fees); for insurance; marketing and advertising expenses; trade shows; travel expenses; office rent and miscellaneous and office expenses.

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

Going Concern

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $35,248,384 as at December 31, 2021 (December 31, 2020: $13,323,375). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

In its report on our financial statements for the years ended December 31, 2021 and 2020, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CurrencyWorks, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CurrencyWorks, Inc. (the Company) as of December 31, 2021 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021 and 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

How We Addressed the Matter in Our Audit

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

NFT Revenue Recognition

Description of the Matter:

NFTs are intangible assets with subjective value and limited regulatory and accounting guidance.

How We Addressed the Matter in Our Audit

We reviewed the terms of selected NFT sales, information from third-party sites, proof of payment and documentation that ownership of the NFT was transferred to the purchaser.

Complex Stock Options

Description of the Matter:

The Company has stock options, which requires fair value calculations that are complex and subject to critical judgment.

How We Addressed the Matter in Our Audit

We reviewed stock option agreements, tested inputs used in the Black-Scholes calculation by agreeing terms to the agreements and market information to third-party sites, and recalculated the stock-based compensation expense.

Investment Value

Description of the Matter:

The Company holds stock in a private entity and the investment was obtained through a noncash exchange of shares.

How We Addressed the Matter in Our Audit

We reviewed the stock exchange agreement and a public filing that disclosed the private placements which were used for the valuation.

Intangible Asset Value

Description of the Matter:

The recorded intangible asset is subject to impairment if future cash flows will not exceed the unamortized cost.

How We Addressed the Matter in Our Audit

We reviewed support for cash generated during and subsequent to the year and considered management’s plans to generate additional revenue.

Consolidation

Description of the Matter:

The Company has multiple subsidiaries with intercompany balances and transactions and spun-off a subsidiary that involved debt conversion and required a gain/loss calculation.

How We Addressed the Matter in Our Audit

We reviewed detailed transactions and consolidation reports to ensure related party transactions and balances were properly eliminated. We reviewed management’s assessment of new subsidiaries and the sale of a subsidiary and recalculated the non-controlling interest at year-end and the gain on the subsidiary deconsolidation.

Haynie & Company
Salt Lake City, Utah
April 14, 2022

We have served as the Company’s auditor since 2018.

CurrencyWorks Inc.

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
Assets

Current Assets
Cash and cash equivalents	$567,030	$33,342
Accounts receivable	-	90,333
Prepaid expenses	88,291	18,349
Total Current Assets	655,321	142,024

Intangible asset	2,925,000	-
Notes receivable– related party	1,250,000	-
Investment, related party	480,780	37
Interest receivable– related party	24,773	-
Total Assets	$5,335,874	$142,061

Liabilities and Stockholders’ (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$1,249,904	$144,461
Accounts payable and accrued expenses, related party	-	135,965
Loans payable, related party	-	434,880
Accrued interest on loans payable, related party	-	32,489
Current portion of convertible notes	-	924,825
Current portion of interest on convertible notes	-	125,940
Total Current Liabilities	1,249,904	1,798,560

Derivative liability	474,595	3,747,600
Convertible notes payable	-	101,500
Accrued interest on convertible notes	-	220,431
Total Liabilities	1,724,499	5,868,091

Commitments and Contingencies	-	-

Stockholders’ (Deficit)
Common stock, $0.001 par value, 400,000,000 shares authorized; 73,359,430 and 35,426,033 shares issued and outstanding as at December 31, 2021 and 2020, respectively	73,359	35,425
Additional paid-in-capital	39,681,142	7,895,335
Accumulated deficit	(35,248,384)	(13,323,375)
Total CurrencyWorks Stockholders’ Equity (Deficit)	4,506,117	(5,392,615)
Non-controlling Interest	(894,742)	(333,415)
Total Stockholders’ (Deficit)	3,611,375	(5,726,030)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,335,874	$142,061

The accompanying notes are an integral part of these consolidated financial statements.

CurrencyWorks Inc.

Consolidated Statements of Operations

	Year Ended December 31, 2021	Year Ended December 31, 2020

Revenues
Revenue	$472,435	$190,333
Total revenues	472,435	190,333

Operating expenses
General and administrative expense	8,435,404	772,863
Service costs	2,072,669	22,376
Total operating expenses	10,508,073	795,239

Net loss from operations	(10,035,638)	(604,906)

Other income (expense)
Other income	186,880	314,974
Note interest revenue	24,773	-
Note interest expense	(65,499)	(150,992)
Derivative liability	(13,771,835)	(3,615,149)
Total other income (expense)	(13,625,681)	(3,451,167)

Provision for taxes	-	-

Net loss	$(23,661,319)	$(4,056,073)

Loss from non-controlling interest	(912,269)	(43,474)
Net loss attributable to CurrencyWorks	$(22,749,050)	$(4,012,599)

Loss per common share – Basic and diluted	$(0.37)	$(0.13)

Weighted average number of common shares outstanding, basic and diluted	61,125,454	29,922,263

The accompanying notes are an integral part of these consolidated financial statements.

CurrencyWorks Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating activities
Net loss for the year	$(23,661,319)	$(4,056,073)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	786,271	4,988
Stock-based compensation, related party	3,799,141	15,529
Amortization	75,000	-
Derivative liability	13,771,835	3,615,149
Deconsolidation	(120,478)	-
Changes in operating assets and liabilities
Accounts receivable	90,333	(90,333)
Accounts receivable, related party	-	-
Prepaid expense	(69,942)	8,268
Prepaid expense, related party	-	15,000
Accrued interest loans receivable	(24,773)	-
Accounts payable and accrued expenses	1,105,443	(57,869)
Accounts payable and accrued expenses, related party	(135,965)	57,557
Accrued interest on loans payable, related party	(378,860)	23,989
Accrued interest on notes payable	-	125,940

Net cash (used in) operating activities	(4,763,314)	(337,855)

Investing activities
Loan to Fogdog	(1,250,000)	-
Purchase of intangible assets	(3,000,000)	-
Net cash (used in) investing activities	(4,250,000)	-

Financing activities
Proceeds from issuance of loans payable, related party	-	10,000
Proceeds from warrants exercised	1,362,234	50,000
Proceeds from issuance of convertible notes	32,500	26,000
Repayment of loans payable	(469,753)	(36,000)
Proceeds from share issuance	8,894,831	320,908
Costs from share issuance	(272,810)	(980)
Net cash provided by financing activities	9,547,002	369,928

Net changes in cash and equivalents	533,688	32,073

Cash and equivalents at beginning of the year	33,342	1,269

Cash and equivalents at end of the year	$567,030	$33,342

SUPPLEMENTAL CASH FLOW INFORMATION
	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash share issue costs	$-	$5,383

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation	$786,271	$4,988
Stock-based compensation, related party	$3,799,141	$15,529
Derivative liability	$15,091,477	$132,451
Conversion of convertible debt	$476,509	$65,460
Conversion of accounts payable	$-	$25,375

The accompanying notes are an integral part of these consolidated financial statements.

CurrencyWorks Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional		Non-	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Controlling Interest	Equity (Deficit)
Balance, December 31, 2019	23,756,033	23,755	7,558,174	(9,310,776)	(289,941)	(2,018,788)
Private placement issued June 12, 2020	11,170,000	11,170	267,162	-	-	278,332
Warrants exercised	500,000	500	49,480	-	-	49,980
Stock-based compensation	-	-	4,988	-	-	4,988
Stock-based compensation, related party	-	-	15,529	-	-	15,529
Net loss for the period	-	-	-	(4,012,599)	(43,474)	(4,056,073)
Balance, December 31, 2020	35,426,033	$35,425	$7,895,335	$(13,323,375)	$(333,415)	$(5,726,030)
Stock-based compensation	-	-	786,271	-	-	786,271
Stock-based compensation, related party	-	-	3,799,140	-	-	3,799,140
Share issuances	11,600,000	11,600	2,506,486	-	-	2,518,086
Options exercised	325,000	325	32,175	-	-	32,500
Warrants exercised	11,221,250	11,221	19,895,861	-	-	19,907,082
Debt conversion	7,918,300	7,919	468,590	-	-	476,509
Private placement	6,868,847	6,869	4,297,284	-	-	4,304,153
Deconsolidation	-	-	-	824,041	350,942	1,174,983
Net loss for the period	-	-	-	(22,749,050)	(912,269)	(23,661,319)
Balance, December 31, 2021	73,359,430	$73,359	39,681,142	(35,248,384)	(894,742)	3,611,375

The accompanying notes are an integral part of these consolidated financial statements.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

1. NATURE AND CONTINUANCE OF OPERATIONS

CurrencyWorks Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 20, 2010, with an authorized capital of 400,000,000 common shares, having a par value of $0.001 per share. During the period ended December 31, 2010, the Company commenced operations by issuing shares and developing its publishing service business, focused on representing authors to publishers.

On November 28, 2018, we incorporated a new Delaware subsidiary, Cathio, Inc, to provide blockchain technology opportunities to the Catholic community. Cathio was dissolved on October 20, 2020.

Effective February 6, 2019, we effected a name change for our subsidiary from “GN1, Inc.” to “sBetOne, Inc.”. On August 12, 2021, the Company’s subsidiary sBetOne, Inc. (“sBetOne”) entered into a business combination with a related party, VON Acquisition Inc. (“VON”) whereby sBetOne became a wholly owned subsidiary of VON. Please see Note 17.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $35,248,384 and $13,323,375 as of December 31, 2021 and December 31, 2020, respectively, and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock/warrants.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, CurrencyWorks USA Inc. (formerly ICOx USA, Inc.), MotoClub, and its majority-owned subsidiary, EnderbyWorks, LLC. All intercompany transactions and balances have been eliminated.

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

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2021 and 2020, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

December 31, 2021 and 2020

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2020, 2018, and prior. Based on evaluation of the 2020 transactions and events, the Company does not have any material uncertain tax positions that require measurement.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2021 or 2020, and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2021 or 2020.

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

Earnings per Share

The Company computes earnings (loss) per share in accordance with ASC 105, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. At December 31, 2021, common shares from the conversion of debt (nil shares) and outstanding of stock options (8,301,666 shares) (Note 14) have been excluded as their effect is anti-dilutive. At December 31, 2020, common shares from the conversion of debt (12,019,929 shares) and stock options (3,500,000 shares) have been excluded as their effects are anti-dilutive.

Stock-Based Compensation

The Company has adopted FASB guidance on stock-based compensation. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The fair value of the options is calculated based off the Black Scholes valuation model (Note 14).

The Company has issued stock options to employees and non-employees. Stock options granted to non-employees for services or performance not yet rendered would be expensed over the service period or until the goals had been reached. The fair value calculation valued as at the grant date. The stock options granted to non-employees during the year ended December 31, 2021 were for services to be rendered and, as such, the expense will be amortized over the service period.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, convertible notes, and payables. The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

When determining fair value, whenever possible, the Company use observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2021, and December 31, 2020, the Company did not have any level 1 or 2 financial instruments. Please see note 8 for additional information on level 3 fair value of financial instruments.

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

December 31, 2021 and 2020

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

The Company did not hold any digital currency at December 31, 2021 and December 31, 2020.

Revenue Recognition

Revenue is recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, the related services are rendered or delivery has occurred.

The Company generates revenues from two main sources, NFT sales and professional services consulting agreements. These arrangements are generally recognized upon the sale of the NFT through live auctions and online sales or as consulting revenues on a contingent fee basis. There is no prepayment or retainer required prior to performing services and the entire fees is earned on a contingent basis. The Company also provides monthly post-business launch support services. The recurring monthly post-business launch support services are recognized as revenue each month that the subscription is maintained. The Company’s subsidiaries generate revenue from the sale of NFTs that are auctioned or sold directly. NFT revenue is not recognized until it has been sold.

The Company enters into arrangements for which revenues are contingent upon achieving a pre-determined deliverable or future outcome. Any contingent revenue for these arrangements is not recognized until the contingency is resolved and collectability is reasonably assured.

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

Service costs

The Company’s policy is to defer direct service costs that relate to the earning of contingent fee revenue. These deferred costs are expensed when the contingent fee revenue is recognized or when the earning the contingent fee revenue is in doubt. When there are multiple obligations in an agreement or contract, the service costs are recognized based on when it has met the performance obligation and recognized inline with revenues.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

3. ACCOUNTS RECEIVABLE

As at December 31, 2021, the Company had outstanding accounts receivables of $nil compared to $90,333 as at December 31, 2020.

4. NOTES RECEIVABLE – RELATED PARTY

Effective as of May 5, 2021, we loaned $400,000 to Fogdog Energy Solutions Inc. (“Fogdog”) pursuant to convertible promissory note. The note bears interest at a rate of 4% per annum and comes due on May 5, 2022. The note may not be prepaid without the written consent of our company. Under certain conditions as outlined in the promissory note, the Company may convert the outstanding loan into common shares. Our chief financial officer, secretary and treasurer, Swapan Kakumanu, is a director, chief financial officer and a shareholder of Fogdog.

Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog Energy Solutions Inc. pursuant to convertible promissory note. The note bears interest at a rate of 10% per annum and comes due on August 20, 2027. The note may not be prepaid without the written consent of our company. Our chief financial officer, secretary and treasurer, Swapan Kakumanu, is a director, chief financial officer and a shareholder of Fogdog. Accrued interest on the total loan as at December 31, 2021 is $24,773.

5. INTANGIBLE ASSET

On July 6, 2021, the Company, through one of its subsidiaries, acquired the rights to a movie for a period of 10 years. This acquisition is linked to one of the Company’s subsidiary projects for movie-related NFTs. The Company has spent $3,000,000 in 2021 (2020 - $nil). This asset will be amortized on a straight-line basis over the 10-year life of the asset.

Intangible Asset
Cost
Balance at December 31, 2020	$-
Additions	3,000,000
Balance at December 31, 2021	$3,000,000

Accumulated depreciation
Balance at December 31, 2020	$-
Charge for the year	75,000
Balance at December 31, 2021	$75,000

Net book value:
December 31, 2020	$-
December 31, 2021	$2,925,000

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

The sBetOne carrying amount in liabilities of $824,041 and loss in NCI of $350,942 were removed from the Company and converted into shares of VON, resulting in a gain of $120,478 upon deconsolidation of sBetOne recorded in other income.

	December 31,	December 31,
	2021	2020
Investments, related party	$480,780	$37

7. NOTES PAYABLE

The Company has no convertible notes outstanding as at December 31, 2021 as the notes were repaid in the year.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

7. NOTES PAYABLE (CONT’D)

The balances of the convertible notes outstanding as at December 31, 2020 were as follows:

	Start Date	Maturity Date	Rate	Principal	Interest	Total
Note 1(1)	09-14-2015	09-14-2021	8%	$73,825	$54,999	$128,824
Note 2(1)	12-30-2016	12-30-2021	8%	50,000	25,611	75,611
Note 3(1)	12-30-2016	12-30-2021	8%	21,500	11,013	32,513
Note 4(1)	03-02-2017	03-02-2022	8%	20,000	9,633	29,633
Note 5(1)	06-08-2017	06-08-2022	8%	10,000	4,333	14,333
Note 6(2)	10-30-2017	10-30-2021	10%	250,000	79,315	329,315
Note 7(2)(3)	10-30-2017	10-30-2021	10%	-	8,938	8,938
Note 8(5)	02-13-2019	08-12-2021	15%	25,000	7,058	32,058
Note 9(5)	02-22-2019	08-21-2021	15%	225,000	62,692	287,692
Note 10(5)	02-27-2019	08-26-2021	15%	50,000	13,829	63,829
Note 11(5)	03-12-2019	09-11-2021	15%	25,000	6,781	31,781
Note 12(5)	09-05-2019	08-11-2021	15%	250,000	61,849	311,849
Note 13(5)	11-15-2019		5%	50,000	2,822	52,822
Note 14(4)	07-18-2019		5%	250,000	18,219	268,219
Note 15(4)	08-09-2019		5%	25,000	1,747	26,747
Note 16(4)	09-13-2019		5%	45,000	2,928	47,928
Note 17(4)	10-04-2019		5%	54,880	4,666	59,546
Note 18(4)	11-19-2019		5%	-	851	851
Note 19(4)	12-18-2019		5%	-	767	767
Note 20(4)	01-09-2020		5%	10,000	489	10,489
Note 21(4)	03-12-2019		12%	26,000	321	26,321
Total				$1,461,205	$378,861	$1,840,066

(1)	The principal of the note, and the interest calculated up to November 30, 2018, may be converted into shares of common stock of the Company at a conversion price of $0.03 per share.
(2)	The note may be converted into shares of common stock of the Company at a conversion price of $0.10 per share.
(3)	The principal of the note has been converted into equity with the remaining interest outstanding to be payable.
(4)	These promissory notes are un-secured and payable on demand with no maturity date.
(5)	The principle notes were converted into 5,902,174 shares of VON and remaining interest of $28,804 is in accounts payable.

8. DERIVATIVE LIABILITIES

In connection with warrants, the Company records derivative liabilities since the strike price is denominated in a currency other than the Company’s functional currency. The warrants are valued on the date of issuance and revalued at each reporting period. The Company recorded initial derivative liabilities on June 12, 2021 of $132,451 based upon the following Black-Sholes option pricing model assumptions: an exercise price of CAD$0.10, our stock price on the date of grant of CAD$0.09, expected dividend yield of 0%, expected volatility of 38.16%, risk free interest rate of 0.19%, expected term of 2.0 years and foreign exchange rate of 1.3596.

The derivative liabilities were revalued at USD$474,595, resulting in a loss of $13,771,835 for the year ended December 31, 2021, related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: an average exercise price of CAD$0.61, our stock price on the date of valuation of CAD$0.34, expected dividend yield of 0%, average expected volatility of 54.03%, average risk-free interest rate of 0.34%, an expected term of 0.9 years and foreign exchange rate of $1.2678.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

9. WARRANTS

From January 1, 2021, through December 31, 2021, the Company issued 18,494,021 warrants.

The fair value of each warrant is estimated using the Black-Scholes valuation method. Assumptions used in calculating the fair value at December 31, 2021 were as follows:

Weighted Average Inputs Used
Annual dividend yield	$-
Expected life (years)	0.45-1.10
Risk-free interest rate	0.19-0.39
Expected volatility	47.31-56.06%
Common stock price (CAD)	$0.34

Since the expected life of the warrants was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

The issuances, exercises and pricing re-sets during the twelve months ended December 31, 2021, are as follows:

Outstanding at December 31, 2020	10,830,000
Issuances	18,494,021
Exercises	(11,221,250)
Anti-Dilution/Modification	-
Forfeitures/cancellations	-
Outstanding at December 31, 2021	18,102,771
Weighted Average Price at December 31, 2021 (CAD)	$0.7088

The intrinsic value of the 11,221,250 warrants exercised on December 31, 2021 is $3,985,225.

10. COMMITMENTS

The Company has no outstanding commitments as at December 31, 2021.

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of December 31, 2021, there are no legal proceedings.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. Previously, on October 9, 2017, the Company had signed an agreement with a company owned by Swapan Kakumanu to complete the accounting functions of the Company. As of December 31, 2021, the Company had trade and other payables owing to this related party of $46,688 (December 31, 2020 - $10,013). On May 5, 2021, the Company loaned Fogdog Energy Solutions Inc. $400,000 of which our CFO is a director, chief financial officer and shareholder of (Note 4).

Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog Energy Solutions Inc. pursuant to convertible promissory note. The note bears interest at a rate of 10% per annum and comes due on August 20, 2027. The note may not be prepaid without the written consent of our company.

As at December 31, 2021, the Company had outstanding notes and interest receivable from a related party of $1,274,773 compared to $nil as at December 31, 2020.

12. REVENUE

The majority of the revenue streams in 2021 related to NFT sales with the remainder related to consulting revenue. Please refer to Note 2 for revenue recognition methodology.

13. SHARE CAPITAL

On June 12, 2020, the Company completed a non-brokered private placement consisting of the issuance of 11,170,000 units (each, a “Unit”) at a price of USD$0.04 per unit. Each unit consisted of one share of common stock and one warrant with an exercise price of CAD $0.10 per warrant share for a period of 2 years from the date of closing. The Company received aggregate gross proceeds of USD$410,783 (the “Offering”) of which $278,332 is allocated to common shares and $132,451 is allocated to the warrants. See Note 8 and Note 9 for calculations. The warrants issued by the Company are denominated in CAD at issuance. The Company’s functional currency is the USD. Under U.S. GAAP, where the strike price of warrants is denominated in a currency other than an entity’s functional currency the warrants would not be considered indexed to the entity’s own stock and would consequently be considered to be a derivative liability. Therefore, the value of the warrants needs to be included as a derivative liability.

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

On December 31, 2021, there were 11,221,250 warrants exercised (2020 – 500,000) for common shares.

On January 5, 2021 the Company completed a private placement where 2,400,000 units were issued, consisting of one common share and one common share purchase warrant issued at a price of $0.40 (Canadian dollars (“CAD”)) for total gross proceeds of $300,000 CAD ($236,090 (United States dollars (“USD”))). The derivative liability valuation of the warrants issued is $1,559,108.

February 4, 2021 the Company completed a private placement where 8,000,000 units were issued, consisting of one common share and one common share purchase warrant issued at a price of $0.54 CAD for total gross proceeds of $4,000,000 CAD ($3,118,179 USD). The derivative liability valuation of the warrants issued is $1,818,140.

On March 23, 2021, the Company completed a private placement where 1,200,000 units were issued, consisting of one common share and one common share purchase warrant issued at a price of $1 USD for total gross proceeds of $1,200,000 USD.

On May 11, 2021, 4,504,600 common shares were issued for debt conversion of $135,138. On June 25, 2021, 3,413,700 common shares were issued for debt conversion of $341,370. The sBetOne Inc. debt of $824,041 was converted into shares of VON upon deconsolidation

On July 14, 2021, the Company completed a registered direct offering where 4,687,500 units were issued, consisting of one common share and one common share purchase warrant issued at a price of $0.80 USD for total gross proceeds of $3,750,000 USD.

On November 29, 2021, the Company converted debt for services rendered where 51,217 units were issued.

On December 29, 2021, the Company completed a registered direct offering where 1,956,521 units were issued, consisting of one common share and one common share purchase warrant issued at a price of $0.23 USD for total gross proceeds of $450,000 USD.

On December 29, 2021, the Company completed a private placement where 173,609 common shares were issued to directors and officers of the Company at a price of $0.288 USD for total gross proceeds of $50,000 USD.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

14. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that our board of directors may grant options to acquire common shares of the Company at not less than 100% of the greater of: (i) the fair market value of the shares underlying the options on the grant date and (ii) the fair market value of the shares underlying the options on the date preceding the grant date at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. On December 7, 2021, the maximum number of options available for grant was increased to 6,985,207 shares. As of December 31, 2021, there are 4,809,995 stock options issued (December 31, 2020 – 2,900,000) and 2,175,212 stock options unissued (December 31, 2020 – 100,000).

The Company has also granted stock options to non-employees. These stock options were granted to consultants who have provided their services for cash compensation below cost, with the stock options providing additional compensation in lieu of cash.

On February 13, 2020, the Company granted a total of 100,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.60 per share for a period of ten years from the date of grant. The stock options have a fair value of $0.25 and are exercisable as follows:

(i)	1/3 on the first anniversary date;
(ii)	1/3 on the second anniversary date; and
(iii)	1/3 on the third anniversary date.

On February 10, 2021, the Company granted a total of 2,066,666 stock options to consultants. The stock options are exercisable at the exercise price of $1.17 per share for a period of ten years from the date of grant. The stock options have a fair value of $1.09 and are exercisable as follows:

(i)	1/3 on the first anniversary date;
(ii)	1/3 on the second anniversary date; and
(iii)	1/3 on the third anniversary date.

On March 19, 2021, the Company granted a total of 180,000 stock options to a consultant. The stock options are exercisable at the exercise price of $3.19 per share for a period of ten years from the date of grant. The stock options have a fair value of $2.87 and are exercisable as follows:

(i)	1/3 on the first anniversary date;
(ii)	1/3 on the second anniversary date; and
(iii)	1/3 on the third anniversary date.

On May 5, 2021, the Company granted a total of 180,000 stock options to a consultant. The stock options are exercisable at the exercise price of $1.78 per share for a period of ten years from the date of grant. The stock options have a fair value of $1.65 and are exercisable as follows:

(i)	1/3 on the first anniversary date;
(ii)	1/3 on the second anniversary date; and
(iii)	1/3 on the third anniversary date.

On June 15, 2021, the Company granted a total of 2,900,000 stock options to a consultant. The stock options are exercisable at the exercise price of $1.16 per share for a period of ten years from the date of grant. The stock options have a fair value of $1.07 and are exercisable as follows:

(i)	1/3 on the first anniversary date;
(ii)	1/3 on the second anniversary date; and
(iii)	1/3 on the third anniversary date.

On September 9, 2021, the Company granted a total of 250,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.55 per share for a period of five years from the date of grant. The stock options have a fair value of $0.32 and are exercisable as follows:

(i)	1/5 on the first anniversary date;
(ii)	1/5 on the second anniversary date;
(iii)	1/5 on the third anniversary date;
(iv)	1/5 on the fourth anniversary date; and
(v)	1/5 on the fifth anniversary date.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

14. STOCK-BASED COMPENSATION (CONT’D)

Stock-based compensation expense recognized for the years ended December 31, 2021 and 2020 were $4,585,411 and $20,517, respectively. Stock options granted are valued at the fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Years Ended December 31,
	2021	2020
Share price	$0.34	$0.43
Exercise price	$0.10-3.19	$0.10-1.00
Time to maturity (years)	5-10	9
Risk-free interest rate	0.79%-1.74%	0.66%-2.41%
Expected volatility	62.10%-112.45%	115.21%-145.24%
Dividend per share	$0.00	$0.00
Forfeiture rate	Nil	Nil

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2019	3,400,000	0.17	0.18	8.6
Granted	100,000	0.55	0.64	8.5
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding, December 31, 2020	3,500,000	0.17	0.19	7.8
Granted	5,326,666	1.12	1.22	9.1
Exercised	(325,000)	0.15	0.25	7.2
Forfeited	(200,000)	0.34	0.58	5.2
Options outstanding, December 31, 2021	8,301,666	0.79	0.86	8.1
Options exercisable, December 31, 2021	4,759,995	0.53	0.56	7.1

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

Nonvested shares are valued at the date of the grant at the fair value of the common stock and are expensed over the vesting period. Please see Note 6. As at the grant date of the nonvested shares, the fair value of the common stock was based upon the issuance of the founder shares at $0.0001 per share.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

14. STOCK-BASED COMPENSATION (CONT’D)

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

15. INCOME TAXES

For the fiscal years 2021 and 2020, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2021 and 2020, the Company had net operating loss carry forwards of approximately $17,934,390 and $12,970,232, respectively. The carry forwards expire through the year 2042. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Tax Cuts and Jobs Act was enacted on December 22, 2017 which reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. We used 21% as an effective rate. The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes (2018 – 21%)), as follows:

	For the years ended December 31,
	2021	2020
Net operating loss before taxes	$(22,749,050)	$(4,012,599)
Federal income tax rate	21%	21%
Tax expense (benefit) at the statutory rate	(4,777,301)	(842,646)
Non-deductible items
Tax effect of stock-based compensation (non-qualifying options)	962,936	4,309
Change in Derivatives	2,892,085	759,181
Change in valuation allowance	930,251	79,156
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities. The tax effect of significant components of the Company’s deferred tax assets at December 31, 2021 and 2020, respectively, are as follows:

	2021	2020
Deferred tax asset:
Net operating loss carry forwards	$2,890,509	$1,960,259
Total gross deferred tax assets	2,890,509	1,960,259
Less: Deferred tax asset valuation allowance	(2,890,509)	(1,960,259)
Total net deferred tax assets	$-	$-

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

December 31, 2021 and 2020

16. FINANCIAL INSTRUMENTS

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

Investment in related party

The derivative liabilities would be classified as a level 3 financial instrument.

	As of December 31,
	2021	2020
Investment in related party	$480,780	$37

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Warrants
Derivative liability at December 31, 2020	$3,747,600
Addition of new conversion option derivatives	20,263,747
Warrant exercise	(12,471,678)
Change in fair value	(11,065,074)
Derivative liability at December 31, 2021	$474,595

Please see note 8 for additional information on the related observable inputs.

17. NON-CONTROLLING INTEREST

For sBetOne, Inc., on April 1, 2019, the Company transferred 2,000,000 of its shares to a third-party and cancelled 1,097,826 of its shares. Additionally, 2,097,826 shares of sBetOne, Inc. were issued to third-parties, reducing the Company’s ownership in this subsidiary to 59.02%.

CurrencyWorks Inc.

(formerly ICOx Innovations Inc.)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

17. NON-CONTROLLING INTEREST (CONT’D)

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

On June 22, 2021, the Company incorporated a new Delaware subsidiary, EnderbyWorks, LLC, in which the Company owns 51%. CurrencyWorks also has an 80% ownership of Motoclub LLC.

The following table sets forth a summary of the changes in non-controlling interest:

Non-controlling interest at December 31, 2020	$(333,415)
Net loss	(912,269)
Deconsolidation	350,942
Non-controlling interest at December 31, 2021	$(894,742)

18. SUBSEQUENT EVENTS

From January 1, 2022 through February 28, 2022, the Company issued 4,593,627 shares of common stock for warrants exercised and 325,000 shares of common stock for options exercised.

On January 28, 2022, the Company issued 1,221,001 units comprising of one common share and one share purchase warrant at a price of $0.1638 per unit. The warrants have an exercise price of $0.2048 and expire two years from the issue date.

On January 28, 2022, the Company issued 244,139 common shares to directors and officers of the Company at a price of $0.2048 per share.

On January 28, 2022, the Company settled $100,000 owed to one creditor of the Company by the issuance of 488,281 shares of common stock at a deemed price of $0.2048 per share.

On February 11, 2022, the Company issued 47,614 common shares at a deemed price of $0.21 to a service provider pursuant to a service agreement dated November 5, 2021.

On February 28, 2022, the Company issued 2,592,592 units comprising of one common share and one share purchase warrant at a price of $0.135 per unit. The warrants have an exercise price of $0.1682 and expire two years from the issue date.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted no further subsequent events.

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

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting. Our principal executive officer and our principal financial officer have assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report on Form 10-K based on the criteria for effective internal control described Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission 2013. Based on this assessment, our principal executive officer and our principal financial officer have concluded our internal control over the financial reporting is not effective due to the following material weaknesses, which existed as of December 31, 2021:

●	Financial Reporting Systems: We did not maintain a fully integrated financial reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes; and
●	Segregation of Duties: We do not currently have a sufficient complement of technical accounting and external reporting personnel commensurate to support standalone external financial reporting under U.S. generally accepted accounting principles (“U.S. GAAP”) or SEC requirements. Specifically, we did not effectively segregate certain accounting duties due to the small size of our accounting staff, and inability to maintain a sufficient number of adequately trained personnel who have the knowledge and experience with U.S. GAAP and SEC reporting necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by our personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

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

Changes in Internal Control over Financial Reporting during the Fourth Quarter of 2021

During the fourth quarter ended December 31, 2021, there were no changes to our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Bruce Elliott	President	58	October 15, 2017
Swapan Kakumanu	Chief Financial Officer, Secretary and Treasurer	52	December 4, 2018
Cameron Chell	Chairman and Director	53	August 21, 2017
James P. Geiskopf	Lead Director	62	August 28, 2014
Edmund C. Moy	Director	64	February 9, 2018
Shelly Murphy	Director	50	June 17, 2021

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Bruce Elliott

On October 15, 2017, Bruce Elliott was appointed as the president of our company. From April 2012 to October 2017, Mr. Elliott served as director of Boston Limited, Isle of Man, a regulated fiduciary and corporate service provider. From January 2013 to October 2017, Mr. Elliott served as director of Boston Ventures Limited, Isle of Man. From December 2017 to February 2018, Mr. Elliott served as the chief marketing officer of Ryde. From August 23, 2021 until present, Bruce Elliott is a Director and CEO of Memory Lane Games Limited, Isle of Man and as of October 2021 to present, a Director of VON.

Mr. Elliott is a 25-year eCommerce veteran having held senior leadership roles in privately held and listed companies in online payments, gaming, venture capital and trust and corporate service sectors in North America and Europe. Mr. Elliott is a recognized international conference speaker on entrepreneurship, venture capital and emerging technology trends and has also led venture capital investments into clean tech, gaming, blockchain, fintech and digital health companies.

Swapan Kakumanu

On December 4, 2018, Swapan Kakumanu was appointed as the chief financial officer of our company. Mr. Kakumanu had been the controller of our company since October 2017.

Mr. Kakumanu has been a partner, controller and chief financial officer for Red to Black Inc., a financial services firm offering chief financial officer, controller and strategic consulting services to both public and private companies, since November 2012. Mr. Kakumanu has been the chief financial officer of RYDE Holding Inc. since October 2018 to November 2019, the chief financial officer and a director of BLOCKStrain Technology Corp (now TruTrace Technologies Inc.) (CSE: TTT). since September 2018 to March 2020, and the chief financial officer of Pounce Technologies Inc. since July 2016 to December 2019. Mr. Kakumanu was also the chief financial officer of Intercept Energy Services Inc. from June 2014 to September 2018, the chief financial officer of Vogogo Inc. from August 2017 to April 2018, On September 16, 2021 we appointed Mr. Kakumanu as our secretary and treasurer.

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

James P. Geiskopf

Effective August 28, 2014, Mr. Geiskopf was appointed as president, secretary, treasurer and director of our company. On August 21, 2017, Mr. Geiskopf resigned as our president. On October 9, 2017, Mr. Geiskopf resigned as our secretary and treasurer. Mr. Geiskopf has been our lead director since August 21, 2017.

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

Shelly Murphy

On June 14, 2021, we appointed Shelly Murphy as a director of our company.

Shelly Murphy is the CEO and Managing Partner of GSD Group, the innovation and strategy group behind Atari Hotels, and the Foundation Chair of the Woz Innovation Foundation, Steve Wozniak’s non-profit organization to help build the future of technology.

Ms. Murphy is at the nexus of creating new verticals in technology, education, and entertainment. Murphy has an extensive background and career experience in executive leadership, management, business development, and over two decades of experience in finance with over $900MM USD issued in private activity bonds. Murphy established her career and was appointed by Governor’s Executive Order as the Executive Director and CEO of Arizona Higher Education Loan Authority, a not-for-profit organization with a mission to provide low-cost education financing solutions.

Ms. Murphy currently serves on the Advisory Boards for OfferPad, an industry leader in innovative end-to-end real estate transactions, and The Game Fund Partners, a venture fund focused on Gaming, Esports, and related media.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended December 31, 2021 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Cameron Chell	1	1	Nil

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

Audit Committee

We have an audit committee consisting of James P. Geiskopf, Edmund C. Moy, and Shelly Murphy. Our audit committee assists our board of directors in fulfilling its responsibility to our stockholders relating to corporate accounting matters, the financial reporting practices of our company, and the quality and integrity of the financial reports of our company.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2021;
(b)	each of two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2021; and
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2021,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company for the years ended December 31, 2021 and 2020 are set out in the following summary compensation table:

Summary Compensation Table – Years Ended December 31, 2021 and 2020

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Bruce Elliott	2021	-	-	-	435,600	(2)	-	-	-	435,600
President	2020	-	-	-	-		-	-	-	-

Swapan Kakumanu	2021	-	-	-	1,239,600	(2)	-	-	-	1,239,600
Chief Financial Officer Secretary and Treasurer(1)	2020	-	-	-	-		-	-	-	-

Notes:

(1)	On December 4, 2018, Mr. Kakumanu was appointed as the chief financial officer of our company. On September 16, 2020, we appointed Mr. Kakumanu as our secretary and treasurer.
(2)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. See Note 7 of our annual financial statements for the years ended December 31, 2021 and 2020 for a description of the assumptions made in the valuation of these stock options.

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

On February 10, 2021, we granted 400,000 stock options to Bruce Elliott, and 400,000 stock options to Swapan Kakumanu. Each stock option is exercisable for a period of 10 years at a price of $1.17 per share. The stock options vest as to one-third on the date of grant, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant.

On June 15, 2021, we granted 750,000 stock options to Swapan Kakumanu. Each stock option is exercisable for a period of 10 years at a price of $1.16 per share. The stock options vest as to one-third on the date of grant, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2021:

	Option awards							Stock awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Bruce Elliott	333,333	(1)	266,667		-	0.10	October 15, 2027	-	-	-	-
Swapan Kakumanu	100,000	(2) (4)	-		-	0.10	October 15, 2027	-	-	-	-
Swapan Kakumanu	75,000	(3) (4)	-		-	0.60	June 8, 2028	-	-	-	-
Swapan Kakumanu	133,333	(2)	266,667	(2)	-	0.10	February 10, 2031	-	-	-	-
Swapan Kakumanu	250,000	(2)	500,000	(2)	-	0.10	June 15, 2031	-	-	-	-

Notes:

(1)	The stock options become exercisable as follows: (i) 1/3 upon the date of grant (October 15, 2017); (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date.
(2)	The stock options become exercisable as follows: (i) 1/3 on the first anniversary date of grant; (ii) 1/3 on the second anniversary date and (iii) 1/3 on the third anniversary date.
(3)	The stock options become exercisable as follows: (i) 1/3 upon the date of grant (June 8, 2018); (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date.
(4)	These stock options are held by Red to Black Inc., a company controlled by Swapan Kakumanu

Compensation of Directors

During the year ended December 31, 2021, compensation to directors of our company is set out in the director compensation table below:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Cameron Chell(1)	135,000	-	1,507,600	(2)(11)	-	-	-	1,642,600
James P. Geiskopf	155,000	-	1,239,600	(3)(11)	-	-	-	1,394,600
Edmund C. Moy	-	-	432,200	(4)(11)	-	-	-	432,200
Shelly Murphy(5)	-	-	214,400	(6)(11)	-	-	-	214,400
Michael Blum(7)	-	-	217,800	(8)(11)	-	-	-	217,800
James M. Carter(9)	-	-	217,800	(10)(11)	-	-	-	217,800

(1)	Does not include the fees and stock options received by Business Instincts Group Inc. On October 18, 2017, we entered into a business services agreement with Business Instincts Group Inc., a company of which Mr. Chell was a director, officer and indirect shareholder until January 15, 2021. The fees and stock options received by Business Instincts Group Inc. are compensation for the services provided by that company as a whole and we did not compensate Mr. Chell separately for these services.
(2)	As of December 31, 2021, Mr. Chell owned the following stock options: stock options to purchase 400,000 shares of our common stock at an exercise price of $0.10 per share until October 15, 2027 pursuant to the stock option agreement dated October 15, 2017, stock options to purchase 400,000 shares of our common stock at an exercise price of $1.17 per share until February 10, 2031 pursuant to the stock option agreement dated February 10, 2021 and stock options to purchase 1,000,000 shares of our common stock at an exercise price of $1.16 per share until June 15, 2031 pursuant to the stock option agreement dated June 15, 2021.
(3)	As of December 31, 2021, Mr. Geiskopf owned the following stock options: stock options to purchase 400,000 shares of our common stock at an exercise price of $0.10 per share until October 15, 2027 pursuant to the stock option agreement dated October 15, 2017, stock options to purchase 400,000 shares of our common stock at an exercise price of $1.17 per share until February 10, 2031 pursuant to the stock option agreement dated February 10, 2021 and stock options to purchase 750,000 shares of our common stock at an exercise price of $1.16 per share until June 15, 2031 pursuant to the stock option agreement dated June 15, 2021.
(4)	As of December 31, 2021, Mr. Moy owned the following stock options: stock options to purchase 100,000 shares of our common stock at an exercise price of $0.60 per share until February 9, 2028 pursuant to the stock option agreement dated February 9, 2018, stock options to purchase 200,000 shares of our common stock at an exercise price of $1.17 per share until February 10, 2031 pursuant to the stock option agreement dated February 10, 2021 and stock options to purchase 200,000 shares of our common stock at an exercise price of $1.16 per share until June 15, 2031 pursuant to the stock option agreement dated June 15, 2021.
(5)	On June 14, 2021, Ms. Murphy was appointed a director of our company.
(6)	As of December 31, 2021, Ms. Murphy owned the following stock options: stock options to purchase 200,000 shares of our common stock at an exercise price of $1.16 per share until June 15, 2031 pursuant to the stock option agreement dated June 15, 2021.
(7)	On June 14, 2021, Mr. Blum resigned as a director of our company.
(8)	As of December 31, 2021, Mr. Blum owned no stock options of our company.
(9)	On June 14, 2021, Mr. Carter resigned as a director of our company.
(10)	As of December 31, 2021, Mr. Carter owned no stock options of our company.
(11)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. See Note 7 of our annual financial statements for the years ended December 31, 2021 and 2020 for a description of the assumptions made in the valuation of these stock options.

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

In connection with the appointment of Shelly Murphy as a director on June 15, 2021, we entered into an offer letter dated June 15, 2021 with Ms. Murphy, pursuant to which, among other things, we granted to Ms. Murphy 200,000 stock options, which are exercisable at an exercise price of $1.16 per share until June 15, 2031. The stock options become exercisable monthly over 36 months as follows: 1/36 of the stock options vesting each month commencing on June 15, 2021.

On February 10, 2021, we granted stock options to our directors (200,000 stock options to Michael Blum, 400,000 stock options to Cameron Chell, 400,000 stock options to James P. Geiskopf, 200,000 to Edmund Moy, and 200,000 to James M. Carter). Each stock option is exercisable for a period of 10 years at a price of $1.17 per share. The stock options vest as to one-third on the date of grant, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant.

On June 15, 2021, we granted stock options to our directors (1,000,000 stock options to Cameron Chell, 750,000 stock options to James P. Geiskopf, 200,000 to Edmund Moy, and 200,000 to Shelly Murphy). Each stock option is exercisable for a period of 10 years at a price of $1.16 per share. The stock options vest as to one-third on the date of grant, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 24, 2022, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our directors, our named executive officers and by our executive officers and directors as a group.

Name	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)(2)
Bruce Elliott	Common Stock	466,666	(3)	*
Swapan Kakumanu	Common Stock	879,523	(4)	1.1%
Cameron Chell	Common Stock	1,213,033	(5)	1.5%
James P. Geiskopf	Common Stock	4,554,523	(6)	5.7%
Edmund C. Moy	Common Stock	300,999	(7)	*
Shelly Murphy	Common Stock	66,666	(8)	*
All executive officers and directors as a group (6 persons)	Common Stock	7,481,410		9.1%

Notes

* Less than 1%.

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2)	Percentage of ownership is based on 77,953,057 shares of our common stock issued and outstanding as of March 24, 2022.
(3)	Consists of 466,666 shares of our common stock underlying 466,666 stock options that are vestedor will be vested within 60 days.
(4)	Consists of 137,857 shares of our common stock held directly and 50,000 shares of our common stock held by Red to Black Inc., a company controlled by Mr. Kakumanu, 175,000 shares of our common stock underlying 175,000 stock options granted to Red to Black Inc. that are vested or will be vested within 60 days, 516,666 shares of our common stock underlying 516,666 stock options that are vested or will be vested within 60 days.
(5)	Consists of 213,034 shares of our common stock held directly, 999,999 shares of our common stock underlying 999,999 stock options that are vested or will be vested within 60 days.
(6)	Consists of 2,637,857 shares of our common stock, 1,000,000 shares of our common stock underlying 1,000,000 warrants and 916,666 shares of our common stock underlying 916,666 stock options that are vested or will be vested within 60 days.
(7)	Consists of 1,000 shares of our common stock and 299,999 shares of our common stock underlying 299,999 stock options that are vested or will be vested within 60 days.
(8)	Consists of 66,666 shares of our common stock underlying 66,666 stock options that are vested or will be vested within 60 days.

Changes in Control

We are unaware of any arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since January 1, 2020, or currently proposed transaction, in which the Company were or are to be a participant and the amount involved exceeds $54,069.05, being the lesser of $120,000 or one percent of the average of its total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

The Company entered into 7 promissory notes with rate of interest payable at 5% per annum on July 18, 2019, August 9, 2019, September 13, 2019, October 4, 2019, November 19, 2019, December 18, 2019, and January 9, 2020 with Business Instincts Group Inc. (“BIG”). The Company repaid BIG $101,460 of the principal amount owing in the fiscal year ended December 31, 2020. As of March 24, 2022, the Company owed $28,804 in principal and interest (December 31, 2020 - $414,547 and December 31, 2019 - $484,525). The largest aggregate principal outstanding during the period from January 1, 2020 to December 31, 2021 was $1,915,205, with $nil outstanding as at December 31, 2021. No interest was paid in the period from January 1, 2020 to December 31, 2021. Our chairman and director, Cameron Chell, was a director, officer and an indirect shareholder of BIG until January 15, 2021.

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

For the year ended December 31, 2021, the Company incurred expenses of which $140,000 was payable as at December 31, 2021 to BIG related to these customers.

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

Effective as of May 5, 2021, we loaned $400,000 to Fogdog Energy Solutions Inc. pursuant to convertible promissory note. The note bears interest at a rate of 4% per annum and comes due on May 5, 2022. The note may not be prepaid without the written consent of our company. Under certain conditions as outlined in the promissory note, the Company may convert the outstanding loan into common shares. Our chief financial officer, secretary and treasurer, Swapan Kakumanu, is a director, chief financial officer and a shareholder of Fogdog. Accrued interest as at December 31, 2021 is $24,773. Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog Energy Solutions Inc. pursuant to convertible promissory note. The note bears interest at a rate of 10% per annum and comes due on August 20, 2027. The note may not be prepaid without the written consent of our company. Under certain conditions as outlined in the promissory note, we may convert the outstanding loan into common shares. Our chief financial officer, secretary and treasurer, Swapan Kakumanu, is a director, chief financial officer and a shareholder of Fogdog. The largest aggregate amount of principal outstanding during the period for which disclosure is provided and the amount thereof outstanding as of the latest practicable date is $1,250,000. The amount of principal and accrued interest paid during the periods for which disclosure is provided is $nil. Accrued interest as at December 31, 2021 is $24,773.

On December 29, 2021, we completed a private placement of an aggregate of 173,609 shares of common stock at a price of $0.288 per share for aggregate gross proceeds of $50,000. Of the 173,609 shares: (i) Cameron Chell, our chairman and director, subscribed for 59,027 shares of our common stock; (ii) Swapan Kakumanu, our Chief Financial Officer, subscribed for 57,291 shares of our common stock; and (iii) James P. Geiskopf, our lead director, subscribed for 57,291 shares of our common stock.

On January 28, 2022, we completed a private placement of an aggregate of 244,139 shares of common stock at a price of $0.2048 per share for aggregate gross proceeds of $50,000. Of the 244,139 shares: (i) Cameron Chell, our chairman and director, subscribed for 83,007 shares of our common stock; (ii) Swapan Kakumanu, our Chief Financial Officer, subscribed for 80,566 shares of our common stock; and (iii) James P. Geiskopf, our lead director, subscribed for 80,566 shares of our common stock.

Compensation for Executive Officers and Directors

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

Director Independence

We currently act with four directors consisting of Cameron Chell, James P. Geiskopf, Edmund C. Moy, and Shelly Murphy. Our common stock is quoted on the TSX, which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we have three independent directors, James Geiskopf, Edmund C. Moy, and Shelly Murphy.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to our company for the years ended December 31, 2021 and December 31, 2020 for professional services rendered by Haynie & Company, our independent registered public accounting firm:

Fees	2021		2020
Audit Fees	$55,000	*	$55,542
Audit Related Fees	-		-
Tax Fees	-		-
Other Fees	-		-
Total Fees	$55,000		$55,542

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)
3.4	Articles of Merger dated effective September 3, 2019 (incorporated by reference from our Current Report on Form 8-K, filed on September 9, 2019)
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
3.6*	Amended and Restated Bylaws

Exhibit Number	Description
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)
10.13	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.14	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.15	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.16	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)
10.18	Loan Agreement dated November 20, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)
10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.21	Business Services Agreement dated effective December 29, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 24, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24	Offer Letter dated January 22, 2018 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)

Exhibit Number	Description
10.25	Offer Letter dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.26	2017 Equity Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.27	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.28	Stock Option Agreement dated October 15, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.29	Stock Option Agreement dated October 15, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.30	Stock Option Agreement dated October 15, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.31	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.32	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.33	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.34	Indemnification Agreement dated December 20, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.35	Indemnification Agreement dated December 20, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.36	Indemnification Agreement dated December 20, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.37	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.38	Offer Letter dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.39	Stock Option Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.40	Indemnification Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.41	Offer Letter dated June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.42	Stock Option Agreement dated June 7, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.43	Indemnification Agreement June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.44	Amendment Agreement dated effective as of June 25, 2018 to Business Services Agreement dated October 18, 2017 with Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 29, 2018)
10.45	Loan Agreement dated July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.46	Corporate Guaranty dated July 9, 2018 by Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.47	Amendment No. 2 to Business Services Agreement dated as of July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.48	Loan Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.49	Corporate Guaranty entered into as of August 29, 2018 by Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)

Exhibit Number	Description
10.50	Security Agreement entered into as of August 29, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.51	Security Assignment Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.52	Master Services Agreement dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.53	Software Services Statement of Work dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.54	Amendment No. 3 to Business Services Agreement dated as of October 29, 2018 with Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on October 31, 2018)
10.55	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.56	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.57	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.58	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.59	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.60	2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)
10.61	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 29, 2018)
10.62	Amendment to Independent Consultant Agreement dated December 4, 2018 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2018)
10.63	Master Services Agreement dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.64	Software Services Statement of Work dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.65	Stock Option Agreement dated October 15, 2017 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.66	Stock Option Agreement dated June 8, 2018 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.67	Independent Consultant Agreement dated effective December 4, 2018 with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.68	Indemnification Agreement with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.69	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2019)
10.70	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017 between CurrencyWorks Inc. and Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.71	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated January 22, 2018 between CurrencyWorks Inc. and James P. Geiskopf (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.72	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated February 9, 2018 between CurrencyWorks Inc. and Edmund C. Moy (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.73	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated May 17, 2018 between CurrencyWorks Inc. and James Carter (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.74	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated June 22, 2018 between CurrencyWorks Inc. and Alphonso Jackson (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.75	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017, as amended on November 30, 2018 and July 1, 2019 between CurrencyWorks Inc. and Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.76	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Business Services Agreement dated effective October 18, 2017 as amended on June 26, 2018 between CurrencyWorks Inc. and Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.77	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective December 4, 2018 between CurrencyWorks Inc. and Swapan Kakumanu (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.78	Amendment to Loan Agreement and Termination of Business Services Agreement dated February 7, 2020 with Ryde GmbH and Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 12, 2020)
10.79	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2020)
10.80	Business Services Agreement with Business Instincts Group Inc. dated December 10, 2020 (incorporated by reference from our Current Report on Form 8-K, filed on December 11, 2020)
10.81	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2021)
10.82	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 11, 2021)

Exhibit Number	Description
10.83	Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2021)
10.84	Amended 2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
10.85	Limited Liability Company Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.86	LLC Member Services Master Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.87	Technology Operating and License Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.88	Secured Promissory Note dated July 6, 2021with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.89	Security Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.90	Distribution License Agreement dated July 6, 2021 with EnderbyWorks, LLC and 92 Films, LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.91	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.92	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.93	Engagement Letter dated June 15, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.94	Amendment to Engagement Letter dated July 10, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.95	Services Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.96	Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.97	General Security Agreement with Fogdog Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.98	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.99	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.100	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2021)
10.101	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.102	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.103	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 31, 2022)
10.104	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)
10.105	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)

(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K, filed on April2, 2018)

(16)	Letter re Change in Certifying Accountant
16.1	Letter from Pritchett, Siler & Hardy P.C. dated January 22, 2018 (incorporated by reference from our Current Report on Form 8-K, filed on January 22, 2018)

(21)	Subsidiaries
21.1

Subsidiaries of CurrencyWorks Inc.

CurrencyWorks USA Inc., Nevada corporation

EnderbyWorks LLC., Delaware corporation, limited liability company

Motoclub LLC, Delaware corporation, limited liability company

23.1*	Consent of Haynie & Company

(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
(101)	Interactive Data File
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

ITEM 16. form 10-k summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRENCYWORKS INC.

By:

/s/ Bruce Elliott
Bruce Elliott
President
(Principal Executive Officer)
Date: April 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce Elliott
Bruce Elliott
President
(Principal Executive Officer)
Date: April 15, 2022

/s/ Swapan Kakumanu
Swapan Kakumanu
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: April 15, 2022

/s/ Cameron Chell
Cameron Chell
Director
Date: April 15, 2022

/s/ James P. Geiskopf
James P. Geiskopf
Director
Date: April 15, 2022

/s/ Edmund C. Moy
Edmund C. Moy
Director
Date: April 15, 2022

/s/ Shelly Murphy
James M. Carter
Director
Date: April 15, 2022

