Form 10-Q
period 2022-03-31
CurrencyWorks Inc.
filed 2022-05-16
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-55049

CURRENCYWORKS INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3098487
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 73,359,430 shares of common stock issued and outstanding as at May 11, 2022.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the quarter ended March 31, 2022 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading.

CurrencyWorks Inc.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$756,626	$567,030
Accounts receivable	130,956	-
Prepaid expenses	106,968	88,291
Total Current Assets	994,550	655,321

Intangible asset, net	2,850,000	2,925,000
Notes receivable, related party	1,250,000	1,250,000
Investment, related party	480,780	480,780
Interest receivable, related party	66,397	24,773
Total Assets	$5,641,727	$5,335,874

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$1,332,935	$1,249,904
Total Current Liabilities	1,332,935	1,249,904

Derivative liability	171,126	474,595
Total Liabilities	1,504,061	1,724,499

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 400,000,000 shares authorized; 77,953,057 and 73,359,430 shares issued and outstanding as at March 31, 2022 and December 31, 2021, respectively	77,953	73,359
Additional paid-in-capital	41,041,752	39,681,142
Accumulated deficit	(36,474,899)	(35,248,384)
Total CurrencyWorks Stockholders’ Equity	4,644,806	4,506,117
Non-controlling interest	(507,140)	(894,742)
Total Stockholders’ Deficit	4,137,666	3,611,375

Total Liabilities and Stockholders’ Equity	$5,641,727	$5,335,874

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Revenues
Service revenue	$1,324,387	$-
Total revenues	1,324,387	-

Operating expenses
General and administrative expense	2,050,960	1,548,742
Service costs	457,434	-
Total operating expenses	2,508,934	1,548,742

Net loss from operations	(1,184,007)	(1,548,742)

Other income (expense)
Other income	-	16,500
Note interest revenue	41,625	-
Note interest expense	-	(45,959)
Derivative liability	303,469	(43,294,771)
Total other income (expense)	345,094	(43,324,230)

Net (loss)	$(838,913)	$(44,872,972)

Income/(Loss) from non-controlling interest	387,602	(8,968)
Net loss attributable to CurrencyWorks	(1,226,515)	(44,864,004)

Earnings (loss) per common share – Basic	$(0.02)	$(1.00)
Earnings (loss) per common share – Diluted	$(0.02)	$(1.00)

Weighted average number of common shares outstanding, basic and diluted	75,623,518	44,702,061

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating activities
Net loss for the period	$(838,913)	$(44,872,972)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	100,871	354,817
Stock-based compensation, related party	554,335	785,345
Derivative liability	(303,469)	43,303,230
Amortization	75,000	-
Changes in operating assets and liabilities
Accounts receivable	(130,956)	87,500
Prepaid expense	(18,677)	(327,360)
Accounts payable and accrued expenses	274,530	147,228
Accounts payable and accrued expenses, related party	-	(120,951)
Accrued interest on loans payable, related party	-	24,284
Accrued interest on notes receivable	(41,624)	-
Accrued interest on notes payable	-	(128,737)
Accrued interest on convertible notes	-	141,954
Net cash used in operating activities	(328,903)	(605,662)

Financing activities
Proceeds from share issuance	518,499	4,577,115
Proceeds from warrants exercise	-	443,018
Proceeds from options exercise	-	32,500
Loan repayment	-	(156,598)
Share issuance cost	-	(1,210)
Net cash provided by financing activities	518,499	4,894,825

Net changes in cash and equivalents	189,596	4,289,163

Cash and equivalents at beginning of the period	567,030	33,342

Cash and equivalents at end of the period	$756,626	$4,322,505

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash paid in interest	$-	$56,773
Cash paid for income taxes	$-	$-
Non-cash share issue costs	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation	$100,871	$354,817
Stock-based compensation, related party	$554,335	$785,345
Derivative liability	$(303,469)	$38,179,236
Conversion of convertible debt	$-	$-
Conversion of accounts payable	$191,499	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock					Total
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Stockholders’ Equity (Deficit)
Balance, December 31, 2020	35,426,033	$35,426	$7,895,333	$(13,323,375)	$(333,415)	$(5,726,031)
Stock-based compensation	-	-	354,817	-	-	354,817
Stock-based compensation, related party	-	-	785,345	-	-	785,345
Share issuance	11,600,000	11,600	2,506,486	-	-	2,518,086
Options exercised	325,000	325	32,175	-	-	32,500
Warrants exercised	4,941,250	4,941	11,368,702	-	-	11,373,643
Net loss for the period	-	-	-	(44,864,004)	(8,968)	(44,872,972)
Balance, March 31, 2021	52,292,283	$52,292	$22,942,858	$(58,187,379)	$(342,383)	$(35,534,612)

Balance, December 31, 2021	73,359,430	$73,359	$39,681,142	$(35,248,384)	$(894,742)	$3,611,375
Stock-based compensation	-	-	100,871	-	-	100,871
Stock-based compensation, related party	-	-	554,335	-	-	554,335
Share issuances	3,861,207	3,862	556,136	-	-	559,998
Debt conversion	488,281	488	99,512	-	-	100,000
Private placement	244,139	244	49,756	-	-	50,000
Net loss for the period	-	-	-	(1,226,515)	387,602	(838,913)
Balance, March 31, 2022	77,953,057	$77,953	$41,041,752	$(36,474,899)	$(507,140)	$4,137,666

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Notes to Unaudited Condensed Interim Consolidated Financial Statements

As of March 31, 2022 and for the three months ended March 31, 2022 and 2021

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

On August 12, 2021, the Company’s subsidiary sBetOne, Inc. (“sBetOne”) entered into a business combination with a related party, VON Acquisition Inc. (“VON”) whereby sBetOne became a wholly owned subsidiary of VON. Please see Note 15.

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

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $36,474,899 and $35,248,384 as of March 31, 2022 and December 31, 2021, respectively and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock/warrants.

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

Basis of Consolidation

The unaudited condensed interim consolidated financial statements include the accounts of the Company and its subsidiary, CurrencyWorks USA Inc. (formerly ICOx USA, Inc.), and its majority-owned subsidiaries, Motoclub LLC, and EnderbyWorks, LLC. All intercompany transactions and balances have been eliminated.

Unaudited Interim Financial Information

The accompanying unaudited condensed interim consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2021 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 15, 2022.

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

Contingent Liabilities

The Company accounts for its contingent liabilities in accordance with ASC No. 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of March 31, 2022 and December 31, 2021, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Collectability of Accounts Receivable

In considering the collectability of accounts receivable, the Company takes into account the legal obligation for payment by the customer, as well as the financial capacity of the customer to fund its obligation to the Company. The carrying amount of accounts receivable represents the maximum credit exposure on this balance. We have assessed the collectability of the accounts receivables and are not aware of any specific events or circumstances that require an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained

Earnings per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted EPS on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants (Note 13 and Note 8). Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

At March 31, 2022, common shares from the conversion of debt (nil shares), outstanding stock options (8,301,666 shares) (Note 13), and outstanding warrants (21,916,364 shares) (Note 8) have been excluded as their effect is anti-dilutive. At March 31, 2021, common shares from the conversion of debt (12,019,929 shares), outstanding stock options (5,555,000 shares), and outstanding warrants (17,488,750 shares) have been excluded as their effects are anti-dilutive.

Stock-Based Compensation

The Company has adopted FASB guidance on stock-based compensation. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The fair value of the options is calculated based off the Black Scholes valuation model (Note 13).

The Company has issued stock options to employees and non-employees. Stock options granted to non-employees for services or performance not yet rendered would be expensed over the service period or until the goals had been reached. The fair value calculation is valued as at the grant date. There were no new stock options granted during the period ended March 31, 2022.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, convertible notes, and payables. The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

When determining fair value, whenever possible, the Company use observable market data, and relies on unobservable inputs only when observable market data is not available. As of March 31, 2022, and March 31, 2021, the Company did not have any level 1 or 2 financial instruments. Please see Note 14 for additional information on level 3 fair value of financial instruments.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Service Costs

The Company’s policy is to defer direct service costs that relate to the earning of contingent fee revenue. These deferred costs are expensed when the contingent fee revenue is recognized or when the earning the contingent fee revenue is in doubt. When there are multiple obligations in an agreement or contract, the service costs are recognized based on when it has met the performance obligation and recognized in line with revenues.

3. ACCOUNTS RECEIVABLE

As at March 31, 2022, the Company had outstanding accounts receivables of $130,956 compared to $nil as at December 31, 2021.

4. NOTES RECEIVABLE – RELATED PARTY

Effective as of May 5, 2021, we loaned $400,000 to Fogdog Energy Solutions Inc. (“Fogdog”) pursuant to convertible promissory note. The note bears interest at a rate of 4% per annum and was due on May 5, 2022. The loan was not repaid nor converted by the Company as at the reporting date and is now payable on demand. The note may not be prepaid without the written consent of our company. Under certain conditions as outlined in the promissory note, the Company may convert the outstanding loan into common shares. Our chief financial officer, secretary and treasurer, Swapan Kakumanu, is a director, chief financial officer and a shareholder of Fogdog.

Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog Energy Solutions Inc. pursuant to convertible promissory note. The note bears interest at a rate of 10% per annum and comes due on August 20, 2027. The note may not be prepaid without the written consent of our company. Our chief financial officer, secretary and treasurer, Swapan Kakumanu, is a director, chief financial officer and a shareholder of Fogdog. Accrued interest on the total loan as at March 31, 2022 is $66,397 (December 31, 2021 - $24,773).

5. INTANGIBLE ASSET

On July 6, 2021, the Company, through one of its subsidiaries, acquired the rights to a movie for a period of 10 years. This acquisition is linked to one of the Company’s subsidiary projects for movie-related NFTs. The Company has spent $nil in 2022 (2021 - $3,000,000). This asset will be amortized on a straight-line basis over the 10-year life of the asset.

	March 31, 2022	December 31, 2021
Cost	$3,000,000	$3,000,000
Accumulated amortization	(150,000)	(75,000)
Net	$2,850,000	$2,925,000

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

During the year ended December 31, 2021, the sBetOne carrying amount in liabilities of $824,041 and loss in NCI of $350,942 were removed from the Company and converted into shares of VON, resulting in a gain of $120,478 upon deconsolidation of sBetOne recorded in other income.

	March 31,	December 31,
	2022	2021
Investments, related party	$480,780	$480,780

7. DERIVATIVE LIABILITIES

In connection with warrants, the Company records derivative liabilities since the strike price is denominated in a currency other than the Company’s functional currency. The warrants are valued on the date of issuance and revalued at each reporting period.

The derivative liabilities were revalued at USD$171,126, resulting in a loss of $303,469 for the period ended March 31, 2022, related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: an exercise price of CAD$0.60, our stock price on the date of valuation of CAD$0.20, expected dividend yield of 0%, average expected volatility of 51.37%, average risk-free interest rate of 1.14%, an average expected term of 0.71 years and foreign exchange rate of 1.2496.

8. WARRANTS

For the three months ended March 31, 2022, the Company issued 3,813,593 warrants.

The fair value of each warrant is estimated using the Black-Scholes valuation method. Assumptions used in calculating the fair value at March 31, 2022 were as follows:

Weighted Average Inputs Used
Annual dividend yield	$-
Expected life (years)	0.2-0.85
Risk-free interest rate	0.35%-1.35%
Expected volatility	49.26%-59.28%
Common stock price (CAD)	$0.20

Since the expected life of the warrants was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

8. WARRANTS (CONT’D)

The issuances, exercises and pricing re-sets during the three months ended March 31, 2022, are as follows:

Outstanding at December 31, 2021	18,102,771
Issuances	3,813,593
Exercises	-
Anti-Dilution/Modification	-
Forfeitures/cancellations	-
Outstanding at March 31, 2022	21,916,364
Weighted Average Price at March 31, 2022 (CAD)	$0.7088

The intrinsic value of the nil warrants exercised in the three months ended March 31, 2022 is $nil.

9. COMMITMENTS

The Company has no outstanding commitments as at March 31, 2022.

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of March 31, 2022, there are no legal proceedings.

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

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. Previously, on October 9, 2017, the Company had signed an agreement with a company owned by Swapan Kakumanu to complete the accounting functions of the Company. As of March 31, 2022, the Company had trade and other payables owing to this related party of $22,500 (December 31, 2021 - $46,688). On May 5, 2021, the Company loaned Fogdog Energy Solutions Inc. $400,000 of which our CFO is a director, chief financial officer and shareholder of (Note 4).

Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog Energy Solutions Inc. pursuant to convertible promissory note. The note bears interest at a rate of 10% per annum and comes due on August 20, 2027. The note may not be prepaid without the written consent of our company. Accrued interest on the total loan as at March 31, 2022 is $66,397.

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

As at March 31, 2022, the Company had outstanding notes receivable from a related party of $1,250,000 compared to $1,250,000 as at December 31, 2021.

11. REVENUE

The majority of revenue streams in 2022 relates to the movie distribution revenue and 2021 mainly related to NFT sales with the remainder related to consulting revenue. Please refer to Note 2 for revenue recognition methodology.

12. SHARE CAPITAL

Some of the warrants issued by the Company are denominated in CAD at issuance. The Company’s functional currency is USD. Under U.S. GAAP, where the strike price of warrants is denominated in a currency other than an entity’s functional currency the warrants would not be considered indexed to the entity’s own stock and would consequently be considered to be a derivative liability. Therefore, the value of the warrants denominated in CAD needs to be included as a derivative liability.

On January 5, 2021 the Company completed a private placement where 2,400,000 units were issued, consisting of one common share and one common share purchase warrant issued at a price of $0.40 (Canadian dollars (“CAD”)) for total gross proceeds of $300,000 CAD ($236,090 USD). The derivative liability valuation of the warrants issued is $1,559,108.

February 4, 2021 the Company completed a private placement where 8,000,000 units were issued, consisting of one common share and one common share purchase warrant issued at a price of $0.50 (Canadian dollars (“CAD”)) for total gross proceeds of $4,000,000 CAD ($3,118,179 USD). The derivative liability valuation of the warrants issued is $1,818,140.

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

On January 28, 2022, the Company completed a private placement where 244,139 common shares were issued at a price of $0.2048 USD for total gross proceeds of $50,000 USD.

On January 28, 2022, the Company completed a debt conversion where 488,281 common shares were issued at a price of $0.2048 USD for total gross proceeds of $100,000 USD.

On January 28, 2022, the Company completed a private placement where 1,221,001 common shares were issued at a price of $0.1638 USD for total gross proceeds of $200,000 USD.

On February 11, 2022, the Company completed a private placement where 47,614 common shares were issued in consideration for services rendered to the Company. The common shares were issued at a deemed price of $0.21 USD , for a total value of $9,999 USD.

12. SHARE CAPITAL (CONT’D)

On February 28, 2022, the Company completed a private placement where 2,592,592 common shares were issued at a price of $0.135 USD for total gross proceeds of $350,000 USD.

During the three months ended March 31, 2022, there were nil warrants exercised and nil options exercised for common shares. During the year ended December 31, 2021, there were 11,221,250 warrants and 325,000 options exercised for common shares.

13. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that our board of directors may grant options to acquire common shares of the Company at not less than 100% of the greater of: (i) the fair market value of the shares underlying the options on the grant date and (ii) the fair market value of the shares underlying the options on the date preceding the grant date at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. On April 26, 2021, the maximum number of options available for grant was increased to 13,300,000 shares. As of March 31, 2022, there are 8,301,666 stock options issued (March 31, 2021 – 5,555,000) and 4,998,334 stock options unissued (March 31, 2021 – 1,430,207).

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

On May 5, 2021, the Company granted a total of 180,000 stock options to a consultant. The stock options are exercisable at the exercise price of $1.78 per share for a period of ten years from the date of grant. The stock options have a fair value of $1.6520 and are exercisable as follows:

(i)	1/3 on the first anniversary date;
(ii)	1/3 on the second anniversary date; and
(iii)	1/3 on the third anniversary date.

On June 15, 2021, the Company granted a total of 2,900,000 stock options to a consultant. The stock options are exercisable at the exercise price of $1.16 per share for a period of ten years from the date of grant. The stock options have a fair value of $1.0720 and are exercisable as follows:

(i)	1/3 on the first anniversary date;
(ii)	1/3 on the second anniversary date; and
(iii)	1/3 on the third anniversary date.

13. STOCK-BASED COMPENSATION (CONT’D)

On September 9, 2021, the Company granted a total of 250,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.55 per share for a period of five years from the date of grant. The stock options have a fair value of $0.3180 and are exercisable as follows:

(i)	1/5 on the first anniversary date;
(ii)	1/5 on the second anniversary date;
(iii)	1/5 on the third anniversary date;
(iv)	1/5 on the fourth anniversary date; and
(v)	1/5 on the fifth anniversary date.

Stock-based compensation expense recognized for the periods ended March 31, 2022 and 2021 were $655,206 and $1,140,162 respectively. Stock options granted are valued at the fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Three Months Ended March 31,
	2022	2021
Share price	$-	$1.17-3.09
Exercise price	$-	$1.17-3.19
Time to maturity (years)	-	10
Risk-free interest rate	-	1.15%-1.74%
Expected volatility	-	112.46%-113.17%
Dividend per share	$-	$0.00
Forfeiture rate	-	Nil

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2021	8,301,666	0.79	0.86	8.1
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding, March 31, 2022	8,301,666	0.79	0.86	7.8
Options exercisable, March 31, 2022	5,486,661	0.62	0.67	7.2

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

14. FINANCIAL INSTRUMENTS (CONT’D)
●	Level 3: unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participants assumptions that are reasonably available.

Investment in related party

The derivative liabilities would be classified as a level 3 financial instrument.

	March 31,	December 31,
	2022	2021
Investment in related party	$480,780	$480,780

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Warrants

Derivative liability at December 31, 2021	$474,595
Addition of new conversion option derivatives	-
Warrant exercise	-
Change in fair value	(303,469)
Derivative liability at March 31, 2022	$171,126

Please see Note 7 for additional information on the related observable inputs.

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

The following table sets forth a summary of the changes in non-controlling interest:

Non-controlling interest at December 31, 2021	$(894,742)
Net income	387,602
Non-controlling interest at March 31, 2022	$(507,140)

16. SUBSEQUENT EVENTS

Effective as of May 5, 2021, we loaned $400,000 to Fogdog Energy Solutions Inc. (“Fogdog”) pursuant to convertible promissory note. The note bears interest at a rate of 4% per annum and was due on May 5, 2022. The loan was not repaid nor converted by the Company as at the reporting date and is now payable on demand. The note may not be prepaid without the written consent of our company. Under certain conditions as outlined in the promissory note, the Company may convert the outstanding loan into common shares. Our chief financial officer, secretary and treasurer, Swapan Kakumanu, is a director, chief financial officer and a shareholder of Fogdog.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, forward-looking statements can be identified by the use of terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continues” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report include or may include, among others, statements about:

●	our proposed plan of operations;
●	our financial and operating objectives and strategies to achieve them;
●	the costs and timing of our services;
●	our use of available funds;
●	our capital and funding requirements; and
●	our other financial or operating performances.

The material assumptions supporting these forward-looking statements include, among other things:

●	our future growth potential, results of operations, future prospects and opportunities;
●	execution of our business strategy;
●	there being no material variations in current regulatory environments;
●	our operating expenses, including general and administrative expenses;
●	our ability to obtain any necessary financing on acceptable terms;
●	timing and amount of capital expenditures;
●	retention of skilled personnel;
●	continuation of current tax and regulatory regimes; and
●	general economic and financial market conditions.

Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

●	inability to efficiently manage our operations;
●	general economic and business conditions;
●	our negative operating cash flow;
●	our ability to obtain additional financing;
●	increases in capital and operating costs;
●	general cryptocurrency risks;
●	technological changes and developments in the blockchain and cryptocurrencies;
●	risks relating to regulatory changes or actions;
●	competition for blockchain platforms and technologies; and
●	other risk factors discussed in our annual report on Form 10-K filed on April 15, 2022,

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

Overview

CurrencyWorks aims to build and operate a full-service blockchain platform for Non Fungible Tokens (NFTs), digital currencies, digital assets and security tokens.

Since 2017, our services and development business provide a turnkey set of services for companies to develop and integrate blockchain and payment technologies into their business operations. We intend to offer Fintech (financial technology) services and infrastructure offerings in key categories, including: digital currencies; digital assets including Non Fungible Tokens (NFTs); and, digital securities.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenue

We recognized total revenue of $1,324,387, with $1,250,000 coming from the sale of movie rights, $24,886 coming from the sale of NFTs and $49,501 from consulting services, for the three months ended March 31, 2022. We had no revenue for the three months ended March 31, 2021.

Operating Expenses

We incurred general and administrative expenses of $2,050,960 and $1,548,742 for the three months ended March 31, 2022 and 2021, respectively, representing an increase of $502,218 between the two periods. These expenses consisted primarily of stock-based compensation expense for issuance of options, consulting fees, pre-licensing fees, professional fees, amortization, and other general and administrative costs. The increase in general and administrative expenses was mainly due to additional projects in 2022 which increased our consulting fees by $218,985, general and administrative costs by $208,705 and professional fees increased by $81,261 compared to March 31, 2021. There are also service costs of $457,434 incurred for the three months ended March 31, 2022 related to contract projects that began in the third quarter of the fiscal year ended December 31, 2021 that are ongoing related to NFT sales ($nil – March 31, 2021).

Other Income (Expense)

Other income includes $41,625 note interest revenue and $303,469 in change in derivative liability for the three months ending March 31, 2022, compared to $16,500 interest receivable for the three months ending March 31, 2021. Other expenses were $nil for the three months ended March 31, 2022 compared to $45,959 note interest expense and $43,294,771 in change in derivative liability for the three months ended March 31, 2021.

Net Loss from Operations

We incurred net losses from operations of $1,184,007 and $1,548,742 for the three months ended March 31, 2022 and 2021, respectively, representing a net change of $364,735, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Liquidity and Capital Resources

Working Capital

	As at March 31, 2022	As at December 31, 2021
Current Assets	$994,550	$655,321
Current Liabilities	1,332,935	1,249,904
Working Capital/(Deficit)	$(338,385)	$(594,583)

Current Assets

Current assets were $994,550 as at March 31, 2022 and $655,321 at December 31, 2021. The increase in current assets is mainly due to increase in cash and accounts receivables in the three months ended March 31, 2022.

Current Liabilities

Current liabilities of $1,332,935 as at March 31, 2022 were attributable to accounts payable and accrued expenses, compared to $1,249,904 in accounts payable and accrued expenses as at December 31, 2021.

Cash Flow

	Three months ended March 31, 2022	Three months ended March 31, 2021
Net cash used in operating activities	$(328,903)	$(605,662)
Net cash provided by financing activities	518,499	4,894,825
Net changes in cash and cash equivalents	$189,596	$4,289,163

Operating Activities

Net cash used in operating activities was $328,903 for the three-month period ended March 31, 2022, as compared to net cash used of $605,662 for the three-month period ended March 31, 2021, a decrease of $276,759. The decrease in net cash used in operating activities was primarily due to repayment of accounts payables and accrued liabilities in the prior year.

Investing Activities

There were no investing activities for the three-month periods ended March 31, 2022 and March 31, 2021.

Financing Activities

Financing activities provided cash of $518,499 for the three months ended March 31, 2022 and $4,894,825 for the three months ended March 31, 2021, a decrease of $4,376,326. This decrease is mainly due to less share issuances during the quarter ended March 31, 2022.

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

Going Concern

Our unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $36,474,899 as at March 31, 2022 (December 31, 2021: $35,248,384). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

In its report on our financial statements for the periods ended December 31, 2021 and 2020, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the fiscal year ended December 31, 2021, our disclosure controls and procedures were not effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended March 31, 2022, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)
3.4	Articles of Merger dated effective September 3, 2019 (incorporated by reference from our Current Report on Form 8-K, filed on September 9, 2019)
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
3.6	Amended and Restated Bylaws (incorporated by reference from our Annual Report on Form 10-K, filed on April 15, 2022)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)
10.13	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.14	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.15	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.16	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)

10.18	Loan Agreement dated November 20, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)
10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.21	Business Services Agreement dated effective December 29, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 24, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24	Offer Letter dated January 22, 2018 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.25	Offer Letter dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.26	2017 Equity Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.27	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.28	Stock Option Agreement dated October 15, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.29	Stock Option Agreement dated October 15, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.30	Stock Option Agreement dated October 15, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.31	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.32	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.33	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.34	Indemnification Agreement dated December 20, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.35	Indemnification Agreement dated December 20, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.36	Indemnification Agreement dated December 20, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.37	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.38	Offer Letter dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.39	Stock Option Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.40	Indemnification Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.41	Offer Letter dated June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.42	Stock Option Agreement dated June 7, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.43	Indemnification Agreement June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.44	Amendment Agreement dated effective as of June 25, 2018 to Business Services Agreement dated October 18, 2017 with Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 29, 2018)

10.45	Loan Agreement dated July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.46	Corporate Guaranty dated July 9, 2018 by Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.47	Amendment No. 2 to Business Services Agreement dated as of July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.48	Loan Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.49	Corporate Guaranty entered into as of August 29, 2018 by Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.50	Security Agreement entered into as of August 29, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.51	Security Assignment Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.52	Master Services Agreement dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.53	Software Services Statement of Work dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.54	Amendment No. 3 to Business Services Agreement dated as of October 29, 2018 with Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on October 31, 2018)
10.55	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.56	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.57	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.58	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.59	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.60	2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)
10.61	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 29, 2018)
10.62	Amendment to Independent Consultant Agreement dated December 4, 2018 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2018)
10.63	Master Services Agreement dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.64	Software Services Statement of Work dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.65	Stock Option Agreement dated October 15, 2017 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.66	Stock Option Agreement dated June 8, 2018 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.67	Independent Consultant Agreement dated effective December 4, 2018 with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.68	Indemnification Agreement with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.69	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2019)
10.70	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017 between CurrencyWorks Inc. and Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)

10.71	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated January 22, 2018 between CurrencyWorks Inc. and James P. Geiskopf (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.72	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated February 9, 2018 between CurrencyWorks Inc. and Edmund C. Moy (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.73	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated May 17, 2018 between CurrencyWorks Inc. and James Carter (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.74	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated June 22, 2018 between CurrencyWorks Inc. and Alphonso Jackson (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.75	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017, as amended on November 30, 2018 and July 1, 2019 between CurrencyWorks Inc. and Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.76	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Business Services Agreement dated effective October 18, 2017 as amended on June 26, 2018 between CurrencyWorks Inc. and Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.77	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective December 4, 2018 between CurrencyWorks Inc. and Swapan Kakumanu (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.78	Amendment to Loan Agreement and Termination of Business Services Agreement dated February 7, 2020 with Ryde GmbH and Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 12, 2020)
10.79	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2020)
10.80	Business Services Agreement with Business Instincts Group Inc. dated December 10, 2020 (incorporated by reference from our Current Report on Form 8-K, filed on December 11, 2020)
10.81	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2021)
10.82	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 11, 2021)
10.83	Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2021)
10.84	Amended 2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
10.85	Limited Liability Company Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.86	LLC Member Services Master Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.87	Technology Operating and License Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.88	Secured Promissory Note dated July 6, 2021with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.89	Security Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.90	Distribution License Agreement dated July 6, 2021 with EnderbyWorks, LLC and 92 Films, LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.91	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)

10.92	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.93	Engagement Letter dated June 15, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.94	Amendment to Engagement Letter dated July 10, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.95	Business Combination Agreement among VON Acquisition Inc., sBetOne, Inc., VON Acquisition Merger Sub Inc., Limitless III Inc., VON Acquisition Corp. and VON Bismark Limited.(incorporated by reference from our current report on Form 8-K, filed on August 18, 2021)
10.96	Services Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.97	Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.98	General Security Agreement with Fogdog Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.99	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.100	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.101	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2021)
10.102	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.103	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.104	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 31, 2022)
10.105	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)
10.106	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)
(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRENCYWORKS INC.

/s/ Swapan Kakumanu
Swapan Kakumanu
Chief Financial Officer
(Duly Authorized Officer)
Dated: May 16, 2022

