Form 10-Q
period 2022-06-30
CurrencyWorks Inc.
filed 2022-08-12
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 78,036,382 shares of common stock issued and outstanding as at August 12, 2022.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the quarter ended June 30, 2022 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading.

CurrencyWorks Inc.

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$137,319	$567,030
Accounts receivable	74,750	-
Prepaid expenses	68,894	88,291
Total Current Assets	280,963	655,321

Intangible asset, net	2,775,000	2,925,000
Notes receivable, related party	1,250,000	1,250,000
Interest receivable, related party	91,578	24,773
Investment, related party	475,567	480,780
Total Assets	$4,873,108	$5,335,874

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$956,843	$1,249,904
Notes payable	117,107	-
Deferred revenue	97,500	-
Total Current Liabilities	1,171,450	1,249,904

Derivative liability	-	474,595
Total Liabilities	1,171,450	1,724,499

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 400,000,000 shares authorized; 78,036,382 and 73,359,430 shares issued and outstanding as at June 30, 2022 and December 31, 2021, respectively	78,036	73,359
Additional paid-in-capital	41,360,928	39,681,142
Accumulated deficit	(37,080,306)	(35,248,384)
Total CurrencyWorks Stockholders’ Equity	4,358,658	4,506,117
Non-controlling interest	(657,000)	(894,742)
Total Stockholders’ Equity	3,701,658	3,611,375

Total Liabilities and Stockholders’ Equity	$4,873,108	$5,335,874

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Revenues
Service revenue	$128,664	$105,900	$1,453,051	$105,900
Total revenues	128,664	105,900	1,453,051	105,900

Operating expenses
General and administrative expenses	719,088	3,467,229	2,770,048	5,015,971
Service costs	324,125	-	781,559	-
Total operating expenses	1,043,213	3,467,229	3,551,607	5,015,971

Net loss from operations	(914,549)	(3,361,329)	(2,098,556)	(4,910,071)

Other income (expense)
Other income (expense)	(7,287)	34,874	(7,287)	51,374
Note interest revenue	25,180	-	66,805	-
Note interest expense	(107)	(19,540)	(107)	(65,499)
Change in derivative liability	136,596	23,215,211	440,065	(20,079,560)
Total other income (expense)	154,382	23,230,545	499,476	(20,093,685)

Provision for taxes	-	-	-	-
Net income (loss)	(760,167)	19,869,216	(1,599,080)	(25,003,756)

Net income (loss) from non-controlling interest	(154,760)	5,401	232,842	(3,567)
Net income (loss) attributable to Currency Works	$(605,407)	$19,863,815	$(1,831,922)	$(25,000,189)

Earnings (loss) per common share – basic	$(0.01)	$0.34	$(0.02)	$(0.49)
Earnings (loss) per common share – diluted	$(0.01)	$0.28	$(0.02)	$(0.49)
Weighted average number of common shares outstanding – basic	78,000,671	57,823,036	76,818,661	51,298,794
Weighted average number of common shares outstanding – diluted	78,000,671	69,819,755	76,818,661	51,298,794

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating activities
Net loss for the period	$(1,599,080)	$(25,003,756)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	155,921	500,553
Stock-based compensation, related party	774,015	2,466,576
Derivative liability	(440,065)	20,079,560
Change in fair value of investment	5,213	-
Amortization	150,000	-
Changes in operating assets and liabilities
Accounts receivable	(74,750)	-
Accounts receivable, related party	-	42,273
Prepaid expense	19,397	18,349
Accounts payable and accrued expenses	(91,563)	268,782
Accounts payable and accrued expenses, related party	-	14,691
Deferred revenue	97,500	-
Accrued interest on loans payable	107	4,062
Accrued interest payable, related party	-	(32,489)
Accrued interest on notes receivable	(66,805)	-
Accrued interest on convertible notes	-	(26,384)
Net cash used in operating activities	(1,070,110)	(1,667,783)

Investing activities
Issuance of shares from EnderbyWorks, LLC	4,900	-
Note receivable	-	(400,000)
Net cash (used in) provided by investing activities	4,900	(400,000)

Financing activities
Proceeds from issuance of note payable	117,000	-
Proceeds from share issuance	518,499	4,577,115
Proceeds from warrants exercise	-	947,754
Proceeds from options exercise	-	32,500
Loan repayment	-	(484,705)
Share issuance cost	-	(1,210)
Net cash provided by financing activities	635,499	5,071,454

Net changes in cash and equivalents	(429,711)	3,003,671

Cash and equivalents at beginning of the period	567,030	33,342

Cash and equivalents at end of the period	$137,319	$3,037,013

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash share issue costs	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation	$155,921	$500,553
Stock-based compensation, related party	$774,015	$2,466,576
Derivative liability	$(440,065)	$4,575,773
Conversion of convertible debt	$-	$476,509
Conversion of accounts payable	$201,498	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Non-	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Controlling Interest	Equity (Deficit)
Balance, December 31, 2020	35,426,033	$35,425	$7,895,335	$(13,323,375)	$(333,415)	$(5,726,030)
Stock-based compensation	-	-	354,817	-	-	354,817
Stock-based compensation, related party	-	-	785,345	-	-	785,345
Share issuance	11,600,000	11,600	2,506,486	-	-	2,518,086
Options exercised	325,000	325	32,175	-	-	32,500
Warrants exercised	4,941,250	4,942	11,368,702	-	-	11,373,644
Net loss for the period	-	-	-	(44,864,004)	(8,968)	(44,872,972)
Balance, March 31, 2021	52,292,283	$52,292	$22,942,860	$(58,187,379)	$(342,383)	$(35,534,610)
Stock-based compensation	-	-	145,736	-	-	145,736
Stock-based compensation, related party	-	-	1,681,231	-	-	1,681,231
Warrants exercised	4,500,000	4,500	7,132,425	-	-	7,136,925
Debt conversion	7,918,300	7,919	468,590	-	-	476,509
Net loss for the period	-	-	-	19,863,815	5,401	19,869,216
Balance, June 30, 2021	64,710,583	$64,711	$32,370,842	$(38,323,564)	$(336,982)	$(6,224,993)

Balance, December 31, 2021	73,359,430	$73,359	$39,681,142	$(35,248,384)	$(894,742)	$3,611,375
Stock-based compensation	-	-	100,871	-	-	100,871
Stock-based compensation, related party	-	-	554,335	-	-	554,335
Share issuances	3,861,207	3,862	556,136	-	-	559,998
Debt conversion	488,281	488	99,512	-	-	100,000
Private placement	244,139	244	49,756	-	-	50,000
Net loss for the period	-	-	-	(1,226,515)	387,602	(838,913)
Balance, March 31, 2022	77,953,057	$77,953	$41,041,752	$(36,474,899)	$(507,140)	$4,137,666
Stock-based compensation	-	-	55,050	-	-	55,050
Stock-based compensation, related party	-	-	219,680	-	-	219,680
Share issuances	83,325	83	9,916	-	-	9,999
Warrant expiry			34,530	-	-	34,530
Shares issued from EnderbyWorks, LLC				-	4,900	4,900
Net loss for the period	-	-	-	(605,407)	(154,760)	(760,167)
Balance, June 30, 2022	78,036,382	$78,036	$41,360,928	$(37,080,306)	$(657,000)	$3,701,658

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CurrencyWorks Inc.

Notes to Unaudited Condensed Interim Consolidated Financial Statements

As of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021

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

On June 22, 2021, we incorporated a new Delaware subsidiary, EnderbyWorks, LLC, to create a direct-to-consumer, feature-length film viewing and distribution platform delivering feature-length films and digital collectible entertainment content as Non-Fungible Tokens (“NFTs”).

The Company’s business model is to provide a turnkey set of services for companies to develop and integrate Web3.0 / Metaverse technologies, NFT, blockchain and cryptocurrency technologies into their business operations. The Company will enable its customers to focus on their core competencies while providing the necessary resources and expertise to execute a strategy that will enable companies to integrate new blockchain plus cryptocurrency technologies into their business operations. The Company will be compensated on a fee-for-services model. The Company may also accept tokens or coins in payment for its services, to the extent permitted under applicable law.

The Company’s services will include strategic planning, project planning, structure development and administration, business plan modeling, technology development support, whitepaper preparation, due diligence reporting, governance planning and management, and movie distribution.

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $37,080,306 and $35,248,384 as of June 30, 2022 and December 31, 2021, respectively and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock/warrants.

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

Basis of Consolidation

The unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CurrencyWorks USA Inc. (formerly ICOx USA, Inc.), and its majority-owned subsidiaries, Motoclub LLC, and EnderbyWorks, LLC. All intercompany transactions and balances have been eliminated.

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

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of June 30, 2022 and December 31, 2021, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted EPS on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants (Note 15 and Note 8). Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

At June 30, 2022, common shares from the conversion of debt (nil shares), outstanding stock options (8,301,666 shares) (Note 15), and outstanding warrants (19,807,614 shares) (Note 8) have been excluded as their effect is anti-dilutive. At June 30, 2021, common shares from the conversion of debt (1,099,971 shares), outstanding stock options (8,301,666 shares), and outstanding warrants (15,896,250 shares) have been included as their effects are dilutive.

Stock-Based Compensation

The Company has adopted FASB guidance on stock-based compensation. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The fair value of the options is calculated based off the Black Scholes valuation model (Note 15).

The Company has issued stock options to employees and non-employees. Stock options granted to non-employees for services or performance not yet rendered would be expensed over the service period or until the goals had been reached. The fair value calculation is valued as at the grant date. There were no new stock options granted during the period ended June 30, 2022.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, convertible notes, and payables. The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

When determining fair value, whenever possible, the Company use observable market data, and relies on unobservable inputs only when observable market data is not available. As of June 30, 2022, and June, 2021, the Company did not have any level 1 or 2 financial instruments. Please see Note 16 for additional information on level 3 fair value of financial instruments.

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

The Company generates revenues from three main sources, NFT sales, professional services consulting agreements, and movie distribution. These arrangements are generally recognized upon the sale of the NFT through live auctions and online sales or as consulting revenues on a contingent fee basis. There is no prepayment or retainer required prior to performing services and the entire fees is earned on a contingent basis. The Company also provides monthly post-business launch support services. The recurring monthly post-business launch support services are recognized as revenue each month that the subscription is maintained. The Company’s subsidiaries generate revenue from the sale of NFTs that are auctioned or sold directly. NFT revenue is not recognized until it has been sold.

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

3. ACCOUNTS RECEIVABLE

As at June 30, 2022, the Company had outstanding accounts receivables of $74,750 compared to $nil as at December 31, 2021. As at June 30, 2022, we have reviewed our outstanding accounts and do not believe an allowance for doubtful accounts is required.

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

Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog Energy Solutions Inc. pursuant to convertible promissory note. The note bears interest at a rate of 10% per annum and comes due on August 20, 2027. The note may not be prepaid without the written consent of our company. Our chief financial officer, secretary and treasurer, Swapan Kakumanu, is a director, chief financial officer and a shareholder of Fogdog. Accrued interest on the total loan as at June 30, 2022 is $91,578 (December 31, 2021 - $24,773).

5. INTANGIBLE ASSET

On July 6, 2021, the Company, through one of its subsidiaries, acquired the rights to a movie for a period of 10 years. This acquisition is linked to one of the Company’s subsidiary projects for movie-related NFTs. The Company has spent $nil in 2022 (2021 - $3,000,000). This asset will be amortized on a straight-line basis over the 10-year life of the asset.

	June 30, 2022	December 31, 2021
Cost	$3,000,000	$3,000,000
Accumulated amortization	(225,000)	(75,000)
Net	$2,775,000	$2,925,000

6. INVESTMENTS, RELATED PARTY

On August 12, 2021, the Company’s subsidiary sBetOne, Inc. (“sBetOne”) entered into a business combination with a related party, VON Acquisition Inc. (“VON”) whereby sBetOne became a wholly owned subsidiary of VON. The Company received 5,902,174 common shares or 6.31% of the total outstanding common shares of VON as at the date of the business combination. The transition from having a 59.02% ownership in sBetOne to having a 6.31% ownership in VON has led the Company to deconsolidate sBetOne from the Company’s financial statements and record the ownership of VON as an investment. The common shares were valued at $0.10 CAD per share. During the period ended June 30, 2022, the change in fair value of the investment is related to foreign exchange rate fluctuations.

During the year ended December 31, 2021, the sBetOne carrying amount in liabilities of $824,041 and loss in NCI of $350,942 were removed from the Company and converted into shares of VON, resulting in a gain of $120,478 upon deconsolidation of sBetOne recorded in other income.

	June 30, 2022	December 31, 2021
Investments, related party	$475,567	$480,780

7. DERIVATIVE LIABILITIES

In connection with warrants, the Company records derivative liabilities since the strike price is denominated in a currency other than the Company’s functional currency. The warrants are valued on the date of issuance and revalued at each reporting period.

On June 12, 2022, 2,108,750 warrants expired. The derivative liabilities related to expiring warrants were revalued at USD$34,530 on June 11, 2022, resulting in a loss of $135,978, related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: an average exercise price of CAD$0.10, our stock price on the date of valuation of CAD$0.12, expected dividend yield of 0%, expected volatility of 25.81%, risk-free interest rate of 1.10%, an expected term of 0.00 years and foreign exchange rate of 1.2777. Upon expiry, the derivative liabilities were written off against additional paid-in capital.

The derivative liabilities were revalued at USD$nil, resulting in a loss of $618 for the period ended June, 2022, related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: an exercise price of CAD$0.75, our stock price on the date of valuation of CAD$0.09, expected dividend yield of 0%, average expected volatility of 61,83%, average risk-free interest rate of 2.51%, an average expected term of 0.60 years and foreign exchange rate of 1.2886.

8. WARRANTS

For the six months ended June 30, 2022, the Company issued 3,813,593 warrants.

A portion of outstanding warrants are denominated in a currency other than the Company’s functional currency. The fair value of each of these warrants is estimated using the Black-Scholes valuation method. Assumptions used in calculating the fair value at June 30, 2022 were as follows:

Weighted Average Inputs Used
Annual dividend yield	$-
Expected life (years)	0.60
Risk-free interest rate	2.51%
Expected volatility	61.83%
Common stock price (CAD)	$0.09

Since the expected life of the warrants was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

The issuances, exercises and pricing re-sets during the six months ended June 30, 2022, are as follows:

Outstanding at December 31, 2021	18,102,771
Issuances	3,813,593
Expiries	(2,108,750)
Outstanding at June 30, 2022	19,807,614
Weighted Average Price at June 30, 2022 (CAD)	$0.5820

9. NOTES PAYABLE

On June 14, 2022, the Company issued a promissory note payable for $117,000. The promissory note is unsecured, payable on demand, and matures August 13, 2022. The promissory note bears interest at a rate per annum equal to the Bank of Canada’s Prime rate. On August 9, 2022, a promissory note extension was signed, extending the maturity date of the note payable to February 14, 2023.

10. DEFERRED REVENUE

As at June 30, 2022, funds of $97,500 had been received from customers as deposits for work to be performed. At the end of the period, the products had not been delivered to the customers, therefore the deposits have been recorded as deferred revenue. The amount recognized as deferred revenue as at December 31, 2021 was $nil. Please see Note 2 for additional information on our revenue recognition policy.

11. COMMITMENTS

The Company has no outstanding commitments as at June 30, 2022.

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of June 30, 2022, there are no legal proceedings.

12. RELATED PARTY TRANSACTIONS

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

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. Previously, on October 9, 2017, the Company had signed an agreement with a company owned by Swapan Kakumanu to complete the accounting functions of the Company. As of June 30, 2022, the Company had trade and other payables owing to this related party of $12,500 (December 31, 2021 - $46,688). On May 5, 2021, the Company loaned Fogdog Energy Solutions Inc. $400,000 of which our CFO is a director, chief financial officer and shareholder of (Note 4).

Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog Energy Solutions Inc. pursuant to convertible promissory note. The note bears interest at a rate of 10% per annum and comes due on August 20, 2027. The note may not be prepaid without the written consent of our company. Accrued interest on the total loan as at June 30, 2022 is $91,578.

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

As at June 30, 2022, the Company had outstanding notes receivable from a related party of $1,250,000 compared to $1,250,000 as at December 31, 2021.

13. REVENUE

The majority of revenue streams in 2022 relates to the movie distribution revenue and 2021 mainly related to NFT sales with the remainder related to consulting revenue. Please refer to Note 2 for revenue recognition methodology.

14. SHARE CAPITAL

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

14. SHARE CAPITAL (CONT’D)

On January 5, 2021, the Company completed a private placement where 2,400,000 units were issued, consisting of one common share and one common share purchase warrant issued at a price of $0.40 (Canadian dollars (“CAD”)) for total gross proceeds of $300,000 CAD ($236,090 USD). The derivative liability valuation of the warrants issued is $1,559,108.

February 4, 2021, the Company completed a private placement where 8,000,000 units were issued, consisting of one common share and one common share purchase warrant issued at a price of $0.50 (Canadian dollars (“CAD”)) for total gross proceeds of $4,000,000 CAD ($3,118,179 USD). The derivative liability valuation of the warrants issued is $1,818,140.

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

On February 11, 2022, the Company completed a private placement where 47,614 common shares were issued in consideration for services rendered to the Company. The common shares were issued at a deemed price of $0.21 USD, for a total value of $9,999 USD.

On February 28, 2022, the Company completed a private placement where 2,592,592 common shares were issued at a price of $0.135 USD for total gross proceeds of $350,000 USD.

On May 9, 2022, the Company completed a private placement where 83,325 common shares were issued in consideration for services rendered to the Company. The common shares were issued at a deemed price of $0.12 USD, for a total value of $9,999 USD.

During the six months ended June 30, 2022, there were nil warrants exercised and nil options exercised for common shares. During the year ended December 31, 2021, there were 11,221,250 warrants and 325,000 options exercised for common shares.

15. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that our board of directors may grant options to acquire common shares of the Company at not less than 100% of the greater of: (i) the fair market value of the shares underlying the options on the grant date and (ii) the fair market value of the shares underlying the options on the date preceding the grant date at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. On April 26, 2021, the maximum number of options available for grant was increased to 13,300,000 shares. As of June 30, 2022, there are 8,301,666 stock options issued (June 30, 2021 – 8,301,666) and 4,998,334 stock options unissued (June 30, 2021 – 4,998,334).

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

15. STOCK-BASED COMPENSATION (CONT’D)

Stock-based compensation expense recognized for the three and six months ended June 30, 2022 were $274,730 and $929,936 respectively, and for the three and six months ended June 30, 2021 were $1,826,967 and $2,967,128 respectively. Stock options granted are valued at the fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Six Months Ended June 30,
	2022	2021
Share price	$-	$1.16-3.09
Exercise price	$-	$1.16-3.19
Time to maturity (years)	-	10
Risk-free interest rate	-	1.15%-1.74%
Expected volatility	-	110.19%-113.17%
Dividend per share	$-	$0.00
Forfeiture rate	-	Nil

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2021	8,301,666	0.79	0.86	8.1
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding, June 30, 2022	8,301,666	0.80	0.86	7.6
Options exercisable, June 30, 2022	6,478,328	0.69	0.74	7.2

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

A three-tier fair value hierarchy is established as a base for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

●	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2: Observable inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3: unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participants assumptions that are reasonably available.

16. FINANCIAL INSTRUMENTS (CONT’D)

Investments in related party

The derivative liabilities would be classified as a level 3 financial instrument.

	June 30, 2022	December 31, 2021
Investments, related party	$475,567	$480,780

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Warrants

Derivative liability at December 31, 2021	$474,595
Expired	(34,530)
Change in fair value	(440,065)
Derivative liability at June 30, 2022	$-

Please see Note 7 for additional information on the related observable inputs.

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

The following table sets forth a summary of the changes in non-controlling interest:

Non-controlling interest at December 31, 2021	$(894,742)
Issuance of shares from EnderbyWorks, LLC	4,900
Net income	232,842
Non-controlling interest at June 30, 2022	$(657,000)

18. SUBSEQUENT EVENTS

On July 22, 2022, the Company cancelled 4,475,000 stock options held by directors and officers of the Company.

On August 9, 2022, a promissory note extension was signed, extending the maturity date of the Company’s promissory note payable to February 14, 2023 (see Note 9).

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

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Revenue

We recognized total revenue of $128,664, with $53,415 coming from the sale of NFTs and $75,249 from consulting services, for the three months ended June 30, 2022. We recognized total revenue of $105,900 for the three months ended June 30, 2021, resulting from a consulting agreement as well as NFT sales.

Operating Expenses

We incurred general and administrative expenses of $719,088 and $3,467,229 for the three months ended June 30, 2022 and 2021, respectively, representing a decrease of $2,748,141 between the two periods. These expenses consisted primarily of stock-based compensation expense for issuance of options, consulting fees, pre-licensing fees, professional fees, amortization, and other general and administrative costs. The decrease in consulting fees between the two periods from $896,232 in 2021 to $273,463 in 2022 relates to decreases in compensation for our president, chief operating officer, and Board of Directors, as well as a decrease of stock option issuances for consultants. Professional fees for the two periods decreased from $165,145 in 2021 to $16,295 in 2022, which was mainly due to timing of legal fee credits. The decrease in other general and administrative expenses from $2,408,663 in 2021 to $427,741 in 2022 was mainly due to a decrease in stock-based compensation, as well as a decrease in marketing and platform development fees.

Net Loss from Operations

We incurred net losses from operations of $914,549 and $3,361,329 for the three months ended June 30, 2022 and 2021, respectively, representing a net change of $2,446,780, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Other Income (Expense)

Other income includes $25,180 of note interest revenue for the three months ending June 30, 2022, compared to $34,874 of recovered receivables in the same period in 2021. The three months ended June 30, 2021 included $19,540 interest expense on convertible notes payable. The change in derivative liability was a gain of $136,596 for the three months ending June 30, 2022 compared to a gain of $23,215,211 for the same period in 2021.

Net Income (Loss)

We incurred net loss of $760,167 and net income of $19,869,216 for the three months ended June 30, 2022 and 2021, respectively, representing a net change of $20,629,383, primarily attributable to the factors discussed above under the headings “Revenue”, “Operating Expenses” and “Other Income (Expense)”.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Revenue

We recognized total revenue of $1,453,051, with $1,250,000 coming from the sale of movie rights, $78,301 coming from the sale of NFTs and $124,750 from consulting services, for the six months ended June 30, 2022. We recognized total revenue of $105,900 for the six months ended June 30, 2021, resulting from a consulting agreement as well as NFT sales.

Operating Expenses

We incurred general and administrative expenses of $2,770,048 and $5,015,971 for the six months ended June 30, 2022 and 2021, respectively, representing a decrease of $2,245,923 between the two periods. These expenses consisted primarily of stock-based compensation expense for issuance of options, consulting fees, pre-licensing fees, professional fees, amortization, and other general and administrative costs. The decrease in consulting fees between the two periods from $1,489,225 in 2021 to $793,102 in 2022 relates to decreases in compensation for our president, chief operating officer, and Board of Directors, as well as a decrease of stock option issuances for consultants. Professional fees for the two periods decrease from $221,017 in 2021 to $182,282 in 2022 as a result of decreased legal fees. The decrease in other general and administrative expenses from $3,297,552 in 2021 to $1,791,075 in 2022 was mainly due to a decrease in stock-based compensation, as well as a decrease in marketing and platform development fees.

Net Loss from Operations

We incurred net losses from operations of $2,098,556 and $4,910,071 for the six months ended June 30, 2022 and 2021, respectively, representing a net change of $2,811,515, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Other Income (Expense)

Other income includes $66,805 of note interest revenue for the six months ending June 30, 2022, compared to $51,374 of recovered receivables in the same period in 2021. The six months ended June 30, 2021 included $65,499 interest expense on convertible notes payable The change in derivative liability was a gain of $440,065 for the six months ending June 30, 2022 compared to a loss of $20,079,560 for the same period in 2021.

Net Loss

We incurred net losses of $1,599,080 and $25,003,756 for the six months ended June 30, 2022 and 2021, respectively, representing a net change of $23,404,676, primarily attributable to the factors discussed above under the headings “Revenue”, “Operating Expenses” and “Other Income (Expense)”.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2022	As at December 31, 2021
Current Assets	$280,963	$655,321
Current Liabilities	1,171,450	1,249,904
Working Capital/(Deficit)	$(890,487)	$(594,583)

Current Assets

Current assets were $280,963 as at June 30, 2022 and $655,321 at December 31, 2021. The decrease in current assets is mainly due to decrease in cash accounts in the six months ended June 30, 2022.

Current Liabilities

Current liabilities of $1,171,450 as at June 30, 2022 were attributable to accounts payable and accrued liabilities, deferred revenue, and current loans payable, compared to $1,249,904 in accounts payable and accrued expenses as at December 31, 2021.

Cash Flow

	Six months ended June 30, 2022	Six months ended June 30, 2021
Net cash used in operating activities	$(1,070,110)	$(1,667,783)
Net cash provided by (used in) investing activities	4,900	(400,000)
Net cash provided by financing activities	635,499	5,071,454
Net changes in cash and cash equivalents	$(429,711)	$3,003,671

Operating Activities

Net cash used in operating activities was $1,070,110 for the six-month period ended June 30, 2022, as compared to net cash used of $1,667,783 for the six-month period ended June 30, 2021, a decrease of $597,673. The decrease in net cash used in operating activities was primarily due to a decreased net loss for the period.

Investing Activities

Net cash provided by investing activities was $4,900 for the six-month period ended June 30, 2022, which was from the issuance of shares from the Company’s subsidiary EnderbyWorks, LLC. Net cash used in investing activities was $400,000 for the six-month period ended June 30, 2022, relating to a loan the Company issued to a related party.

Financing Activities

Financing activities provided cash of $635,499 for the six months ended June 30, 2022 and $5,071,454 for the six months ended June 30, 2021, a decrease of $4,435,955. This decrease is mainly due to less share issuances during the six months ended June 30, 2022.

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

Going Concern

Our unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $37,080,306 as at June 30, 2022 (December 31, 2021: $35,248,384). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

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

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the fiscal year ended December 31, 2021, our disclosure controls and procedures were not effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended June 30, 2022, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On July 22, 2022 we cancelled 4,475,000 stock options held by directors and offices of our Company as follows:

Name of Optionee	Position	Number of Options Cancelled	Exercise Price	Expiry Date
		100,000	$0.60	February 9, 2028
Edmund Moy	Director	200,000	$1.17	February 10, 2031
		200,000	$1.16	June 15, 2031
Shelly Murphy	Director	200,000	$1.16	June 15, 2031
Cameron Chell	Director	400,000	$1.17	February 10, 2031
		1,000,000	$1.16	June 15, 2031
		75,000	$0.60	June 8, 2028
Swapan Kakumanu	Chief Financial Officer	400,000	$1.17	February 10, 2031
		750,000	$1.16	June 15, 2031
James Geiskopf	Director	400,000	$1.17	February 10, 2031
		750,000	$1.16	June 15, 2031

ITEM 6. EXHIBITS.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)
3.4	Articles of Merger dated effective September 3, 2019 (incorporated by reference from our Current Report on Form 8-K, filed on September 9, 2019)
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
3.6	Amended and Restated Bylaws (incorporated by reference from our Annual Report on Form 10-K, filed on April 15, 2022)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)
10.13	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.14	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.15	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.16	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)

10.18	Loan Agreement dated November 20, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)
10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.21	Business Services Agreement dated effective December 29, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 24, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24	Offer Letter dated January 22, 2018 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.25	Offer Letter dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.26	2017 Equity Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.27	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.28	Stock Option Agreement dated October 15, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.29	Stock Option Agreement dated October 15, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.30	Stock Option Agreement dated October 15, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.31	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.32	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.33	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.34	Indemnification Agreement dated December 20, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.35	Indemnification Agreement dated December 20, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.36	Indemnification Agreement dated December 20, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.37	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.38	Offer Letter dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.39	Stock Option Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.40	Indemnification Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.41	Offer Letter dated June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.42	Stock Option Agreement dated June 7, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.43	Indemnification Agreement June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.44	Amendment Agreement dated effective as of June 25, 2018 to Business Services Agreement dated October 18, 2017 with Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 29, 2018)

10.45	Loan Agreement dated July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.46	Corporate Guaranty dated July 9, 2018 by Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.47	Amendment No. 2 to Business Services Agreement dated as of July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.48	Loan Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.49	Corporate Guaranty entered into as of August 29, 2018 by Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.50	Security Agreement entered into as of August 29, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.51	Security Assignment Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.52	Master Services Agreement dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.53	Software Services Statement of Work dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.54	Amendment No. 3 to Business Services Agreement dated as of October 29, 2018 with Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on October 31, 2018)
10.55	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.56	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.57	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.58	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.59	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.60	2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)
10.61	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 29, 2018)
10.62	Amendment to Independent Consultant Agreement dated December 4, 2018 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2018)
10.63	Master Services Agreement dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.64	Software Services Statement of Work dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.65	Stock Option Agreement dated October 15, 2017 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.66	Stock Option Agreement dated June 8, 2018 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.67	Independent Consultant Agreement dated effective December 4, 2018 with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.68	Indemnification Agreement with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.69	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2019)
10.70	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017 between CurrencyWorks Inc. and Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)

10.71	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated January 22, 2018 between CurrencyWorks Inc. and James P. Geiskopf (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.72	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated February 9, 2018 between CurrencyWorks Inc. and Edmund C. Moy (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.73	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated May 17, 2018 between CurrencyWorks Inc. and James Carter (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.74	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated June 22, 2018 between CurrencyWorks Inc. and Alphonso Jackson (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.75	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017, as amended on November 30, 2018 and July 1, 2019 between CurrencyWorks Inc. and Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.76	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Business Services Agreement dated effective October 18, 2017 as amended on June 26, 2018 between CurrencyWorks Inc. and Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.77	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective December 4, 2018 between CurrencyWorks Inc. and Swapan Kakumanu (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.78	Amendment to Loan Agreement and Termination of Business Services Agreement dated February 7, 2020 with Ryde GmbH and Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 12, 2020)
10.79	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2020)
10.80	Business Services Agreement with Business Instincts Group Inc. dated December 10, 2020 (incorporated by reference from our Current Report on Form 8-K, filed on December 11, 2020)
10.81	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2021)
10.82	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 11, 2021)
10.83	Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2021)
10.84	Amended 2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
10.85	Limited Liability Company Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.86	LLC Member Services Master Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.87	Technology Operating and License Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.88	Secured Promissory Note dated July 6, 2021with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.89	Security Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.90	Distribution License Agreement dated July 6, 2021 with EnderbyWorks, LLC and 92 Films, LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.91	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)

10.92	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.93	Engagement Letter dated June 15, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.94	Amendment to Engagement Letter dated July 10, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.95	Business Combination Agreement among VON Acquisition Inc., sBetOne, Inc., VON Acquisition Merger Sub Inc., Limitless III Inc., VON Acquisition Corp. and VON Bismark Limited.(incorporated by reference from our current report on Form 8-K, filed on August 18, 2021)
10.96	Services Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.97	Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.98	General Security Agreement with Fogdog Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.99	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.100	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.101	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2021)
10.102	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.103	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.104	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 31, 2022)
10.105	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)
10.106	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)
(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRENCYWORKS INC.

/s/ Swapan Kakumanu
Swapan Kakumanu
Chief Financial Officer
(Duly Authorized Officer)
Dated: August 12, 2022

