Form 10-Q
period 2022-09-30
METAWORKS PLATFORMS, INC.
filed 2022-11-10
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-55049

METAWORKS PLATFORMS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3098487
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3250 Oakland Hills Court, Fairfield, CA 94534

(Address of principal executive offices) (Zip Code)

424.570.9446

(Registrant’s telephone number, including area code)

CURRENCYWORKS INC.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 78,145,066 shares of common stock issued and outstanding as at November 10, 2022.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the nine-months ended September 30, 2022 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading.

MetaWorks Platforms, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$109,402	$567,030
Accounts receivable	25,918	-
Prepaid expenses	53,711	88,291
Total Current Assets	189,031	655,321

Intangible asset, net	2,700,000	2,925,000
Notes receivable, related party	1,250,000	1,250,000
Interest receivable, related party	117,036	24,773
Investment, related party	448,133	480,780
Total Assets	$4,704,200	$5,335,874

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$1,399,973	$1,249,904
Notes payable	118,198	-
Deferred revenue	124,250	-
Total Current Liabilities	1,642,421	1,249,904

Derivative liability	-	474,595
Total Liabilities	1,642,421	1,724,499

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 400,000,000 shares authorized; 78,145,066 and 73,359,430 shares issued and outstanding as at September 30, 2022 and December 31, 2021, respectively	78,145	73,359
Additional paid-in-capital	42,118,716	39,681,142
Accumulated deficit	(38,360,653)	(35,248,384)
Total MetaWorks Platforms Stockholders’ Equity	3,836,208	4,506,117
Non-controlling interest	(774,429)	(894,742)
Total Stockholders’ Equity	3,061,779	3,611,375

Total Liabilities and Stockholders’ Equity	$4,704,200	$5,335,874

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Revenues
Consulting services	$92,500	$43,500	$217,250	$94,445
NFT revenue	17,961	125,370	96,262	180,325
Movie distribution revenue	-	-	1,250,000	-
Total revenues	110,461	168,870	1,563,512	274,770

Operating expenses
General and administrative expenses	1,329,902	1,247,389	4,099,950	6,263,360
Service costs	202,702	1,580,201	984,261	1,580,201
Total operating expenses	1,532,604	2,827,590	5,084,211	7,843,561

Net loss from operations	(1,422,143)	(2,658,720)	(3,520,699)	(7,568,791)

Other income (expense)
Other income (expense)	-	144,406	(7,287)	195,780
Note interest revenue	25,458	12,170	92,263	12,170
Note interest expense	(1,091)	-	(1,198)	(65,499)
Change in fair value of derivative liability	-	5,899,631	440,065	(14,179,929)
Total other income (expense)	24,367	6,056,207	523,843	(14,037,478)

Provision for taxes	-	-	-	-
Net income (loss)	(1,397,776)	3,397,487	(2,996,856)	(21,606,269)

Net income (loss) from non-controlling interest	(117,429)	(626,679)	115,413	(630,246)
Net income (loss) attributable to Currency Works	$(1,280,347)	$4,024,166	$(3,112,269)	$(20,976,023)

Earnings (loss) per common share – basic	$(0.02)	$0.06	$(0.04)	$(0.36)
Earnings (loss) per common share – diluted	$(0.02)	$0.05	$(0.04)	$(0.36)
Weighted average number of common shares outstanding – basic	78,071,822	70,341,588	77,240,972	57,716,146
Weighted average number of common shares outstanding – diluted	78,071,822	74,392,192	77,240,972	57,716,146

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Operating activities
Net loss for the period	$(2,996,856)	$(21,606,269)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	(53,701)	662,281
Stock-based compensation, related party	1,731,535	3,132,858
Change in fair value of derivative liability	(440,065)	14,179,929
Change in fair value of investment	32,647	-
Amortization	225,000	-
Deconsolidation of sBetOne Inc.	-	(120,478)
Changes in operating assets and liabilities
Accounts receivable	(25,918)	-
Accounts receivable, related party	-	6,475
Prepaid expense	34,580	(1,651)
Accounts payable and accrued expenses	361,566	1,133,873
Accounts payable and accrued expenses, related party	-	(135,965)
Deferred revenue	124,250	-
Accrued interest on note payable	1,198	-
Accrued interest payable, related party	-	(378,860)
Accrued interest on notes receivable	(92,263)	(12,170)
Net cash used in operating activities	(1,098,027)	(3,139,977)

Investing activities
Proceeds from issuance of shares of EnderbyWorks, LLC	4,900	-
Payments for the issuance of note receivable	-	(1,250,000)
Purchase of intangible assets	-	(3,000,000)
Net cash provided by (used in) investing activities	4,900	(4,250,000)

Financing activities
Proceeds from issuance of note payable	117,000	-
Proceeds from share issuance	518,499	8,358,180
Proceeds from warrants exercise	-	1,362,235
Proceeds from options exercise	-	32,500
Loan repayment	-	(469,755)
Payments of share issuance cost	-	(272,810)
Net cash provided by financing activities	635,499	9,010,350

Net changes in cash and cash equivalents	(457,628)	1,620,373

Cash and cash equivalents at beginning of the period	567,030	33,342

Cash and cash equivalents at end of the period	$109,402	$1,653,715

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash share issue costs	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation	$(53,701)	$662,281
Stock-based compensation, related party	$216,303	$3,132,858
Change in fair value of derivative liability	$(440,065)	$14,179,929
Conversion of convertible debt	$-	$-
Conversion of accounts payable	$211,497	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Non-	Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Controlling Interest	Equity (Deficit)
Balance, December 31, 2020	35,426,033	$35,425	$7,895,335	$(13,323,375)	$(333,415)	$(5,726,030)
Stock-based compensation	-	-	354,817	-	-	354,817
Stock-based compensation, related party	-	-	785,345	-	-	785,345
Share issuance	11,600,000	11,600	2,506,486	-	-	2,518,086
Options exercised	325,000	325	32,175	-	-	32,500
Warrants exercised	4,941,250	4,942	11,368,702	-	-	11,373,644
Net loss for the period	-	-	-	(44,864,004)	(8,968)	(44,872,972)
Balance, March 31, 2021	52,292,283	$52,292	$22,942,860	$(58,187,379)	$(342,383)	$(35,534,610)

Stock-based compensation	-	-	145,736	-	-	145,736
Stock-based compensation, related party	-	-	1,681,231	-	-	1,681,231
Warrants exercised	4,500,000	4,500	7,132,425	-	-	7,136,925
Debt conversion	7,918,300	7,919	468,590	-	-	476,509
Net loss for the period	-	-	-	19,863,815	5,401	19,869,216
Balance, June 30, 2021	64,710,583	$64,711	$32,370,842	$(38,323,564)	$(336,982)	$(6,224,993)

Stock-based compensation	-	-	161,728	-	-	161,728
Stock-based compensation, related party	-	-	666,282	-	-	666,282
Share issuance July 9, 2021	1,780,000	1,780	1,394,734	-	-	1,396,514
Registered direct offering July 14, 2021	4,687,500	4,686	3,745,313	-	-	3,749,999
sBetOne deconsolidation	-	-	-	824,041	350,942	1,174,983
Net income for the period	-	-	-	4,024,166	(626,679)	3,397,487
Balance September 30, 2021	71,178,083	$71,177	$38,338,899	$(33,475,357)	$(612,719)	$4,322,000

Balance, December 31, 2021	73,359,430	$73,359	$39,681,142	$(35,248,384)	$(894,742)	$3,611,375
Stock-based compensation	-	-	100,871	-	-	100,871
Stock-based compensation, related party	-	-	554,335	-	-	554,335
Share issuances	3,861,207	3,862	556,136	-	-	559,998
Debt conversion	488,281	488	99,512	-	-	100,000
Private placement	244,139	244	49,756	-	-	50,000
Net loss for the period	-	-	-	(1,226,515)	387,602	(838,913)
Balance, March 31, 2022	77,953,057	$77,953	$41,041,752	$(36,474,899)	$(507,140)	$4,137,666

Stock-based compensation	-	-	55,050	-	-	55,050
Stock-based compensation, related party	-	-	219,680	-	-	219,680
Share issuances	83,325	83	9,916	-	-	9,999
Warrant expiry			34,530	-	-	34,530
Shares issued from EnderbyWorks, LLC				-	4,900	4,900
Net loss for the period	-	-	-	(605,407)	(154,760)	(760,167)
Balance, June 30, 2022	78,036,382	$78,036	$41,360,928	$(37,080,306)	$(657,000)	$3,701,658

Stock-based compensation	-	-	(209,622)	-	-	(209,622)
Stock-based compensation, related party	-	-	957,520	-	-	957,520
Share issuances	108,684	109	9,890	-	-	9,999
Net income/(loss) for the period	-	-	-	(1,280,347)	(117,429)	(1,397,776)
Balance, September 30, 2022	78,145,066	$78,145	$42,118,716	$(38,360,653)	$(774,429)	$3,061,779

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Notes to Unaudited Condensed Interim Consolidated Financial Statements

As of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021

1. NATURE AND CONTINUANCE OF OPERATIONS

MetaWorks Platforms, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 20, 2010, with an authorized capital of 400,000,000 common shares, having a par value of $0.001 per share. During the period ended December 31, 2010, the Company commenced operations by issuing shares and developing its publishing service business, focused on representing authors to publishers.

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

On August 12, 2021, the Company’s subsidiary sBetOne, Inc. (“sBetOne”) entered into a business combination with a related party, VON Acquisition Inc. (“VON”) whereby MetaWorks exchanged its equity interest in sBetOne for shares in VON, resulting in the deconsolidation of sBetOne from the Company’s consolidated financial information. Please see Notes 6 and 17.

On August 24, 2022, the Company changed its name from CurrencyWorks Inc. to MetaWorks Platforms, Inc.

The Company’s business model is to provide a turnkey set of services to develop and integrate Web 3.0 / Metaverse technologies, NFT, blockchain, and cryptocurrency technologies. The Company’s services include strategic planning, project planning, structure development and administration, business plan modelling, technology development support, whitepaper preparation, due diligence reporting, governance planning and management, and movie distribution.

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $38,360,653 and $35,248,384 as of September 30, 2022 and December 31, 2021, respectively. Further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profits and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placements.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of its financial position as of September 30, 2022, and its results of operations and cash flows for the three and nine months ended September 30, 2022 and 2021. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2021 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 15, 2022.

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

The most significant estimates made by management in the preparation of the financial statements relate to the estimates used to calculate the fair value of certain liabilities and stock-based compensation, and impairment assessments for investments and long-lived assets. Management bases its estimates on historical experience and on other various assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from such estimates under different assumptions and conditions.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments, such as certificates of deposit or money market funds that are readily convertible to known amounts of cash and have original maturities of three months or less. All cash balances are held by major banking institutions.

Contingent Liabilities

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

With respect to legal matters, provisions are reviewed and financial information is adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of September 30, 2022 and December 31, 2021, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

Accounts receivable balances relate to the consulting services business and are reported at their net realizable value. From management’s best estimate there is no allowance for doubtful accounts at September 30, 2022 and December 31, 2021. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected and would directly write-off these balances. Management considers a number of factors, including the age of the receivables, which is often less than 60 days, current economic conditions and other information management obtains regarding the financial condition of customers. The policy for determining the past due status is based on the contractual payment terms of each customer. Once collection efforts by the Company are exhausted, the determination for directly writing off uncollectible receivables is made.

Earnings per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted EPS on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants or stock options (Note 8 and Note 15 respectively). Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

At September 30, 2022, common shares from the conversion of outstanding stock options, and outstanding warrants have been excluded as their effects are anti-dilutive. At September 30, 2021, common shares from the conversion of outstanding stock options (2,204,529 shares), and outstanding warrants (1,846,075 shares) have been included as their effects are dilutive.

Stock-Based Compensation

The Company has adopted FASB guidance on stock-based compensation. Under ASC 718-10-30-2 Stock Compensation, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The fair value of the options is calculated based off the Black Scholes valuation model (Note 15).

The Company has issued stock options to employees and non-employees. Stock options granted to non-employees for services or performance not yet rendered would be expensed over the service period or until the goals had been reached. Stock options granted to employees are expensed over the vesting period of the options. The fair value calculation is valued as at the grant date.

Forfeitures of options are recognized as they occur. Compensation cost previously recognized is reversed on the date of forfeiture for any options that are forfeited prior to the completion of the requisite service period or vesting period,

When options are cancelled before the completion of the service period or vesting period, the Company accounts for the cancellation as an acceleration of vesting and any previously unrecognized compensation costs is recognized at the date of cancellation.

Fair Value of Financial Instruments

Fair value is an exit price representing the amount that would be received to sell an asset or required to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

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

The Company’s financial instruments consist of cash and cash equivalents and payables. The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

When determining fair value, whenever possible, the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of September 30, 2022, and September 30, 2021, the Company did not have any level 1 or 2 financial instruments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Derivative Liabilities

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the consolidated balance sheet. In accordance with ASC 815-40, Derivatives and Hedging – Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity if it is indexed to the Company’s equity and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity in general when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations. As of September 30, 2022 and December 31, 2021, the Company had warrants that were classified as liabilities and warrants that were classified as equity.

Some of the warrants issued by the Company are denominated in Canadian dollars (“CAD”) at issuance. The Company’s functional currency is USD. In accordance with ASC 815 and EITF Issue No. 07-5, when the strike price of warrants is denominated in a currency other than an entity’s functional currency, the warrants would not be considered indexed to the entity’s own stock and would consequently be evaluated for a derivative liability under the conditions that the strike price is indexed to a foreign currency. The derivative liability associated with these warrants was valued on the date of issuance and is revalued at each reporting period.

Revenue Recognition

Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers. The Company recognizes revenue when persuasive evidence of an arrangement exists, the related services are rendered, or delivery has occurred.

The Company generates revenues from three main sources, NFT sales, consulting services, and movie distribution.

Consulting Services

Consulting Service revenue is derived from providing professional knowledge and skills to third-party customers. The contract and performance obligations are created based on the needs of the customer and abilities of the Company to provide the required services. The allocation of the transaction price to the individual performance obligations in the contract may be specified by task or by phases depending on the work being done. Revenue is recognized upon completion of the performance obligations.

NFT Revenue

NFT revenue is derived from the sale of NFTs. These NFTs are created by the Company’s subsidiaries and are sold through an online sales platform or through an auction. Revenue is recognized when the Company transfers the ownership of the NFT to the customer.

Movie Distribution Revenue

Movie distribution revenue is derived from the use of the Company’s intangible asset (Note 5). Revenues earned to date are from the minimum guarantee of distribution sales. Future revenues may be recognized from additional distribution sales.

Funds received for unearned revenue are recognized as deferred revenue on the consolidated balance sheet and are recognized as revenue upon completion of milestones or specified tasks.

Accounting Guidance Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The guidance will be effective for the Company on January 1, 2023. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements in connection with any future business combinations.

In June 2016, the FASB issued new guidance on measurement of credit losses (ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”) with subsequent amendments issued in November 2018 (ASU 2018-19) and April 2019 (ASU 2019-04). This update changes the accounting for credit losses on loans and held-to-maturity debt securities and requires a current expected credit loss (CECL) approach to determine the allowance for credit losses. It is applicable to trade accounts receivable. The guidance will be effective for the Company on January 1, 2023 with a cumulative-effect adjustment, if any, to retained earnings as of the beginning of the year of adoption. The Company is in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company’s condensed consolidated financial statements and disclosures.

3. ACCOUNTS RECEIVABLE

As at September 30, 2022, the Company had outstanding accounts receivables of $25,918 compared to $nil as at December 31, 2021. As at September 30, 2022, we have reviewed our outstanding accounts and determined no allowance for doubtful accounts is necessary.

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

Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog pursuant to convertible promissory note. The note bears interest at a rate of 10% per annum and comes due on August 20, 2027. The note may not be prepaid without the written consent of our company. Our chief financial officer, secretary and treasurer, Swapan Kakumanu, is a director, chief financial officer and a shareholder of Fogdog. Accrued interest on the total loan as at September 30, 2022 is $117,036 (December 31, 2021 - $24,773).

5. INTANGIBLE ASSET

On July 6, 2021, the Company, through one of its subsidiaries, acquired the rights to a movie for a period of 10 years for $3,000,000. This acquisition is linked to one of the Company’s subsidiary projects for movie-related NFTs and movie distribution. This asset is being amortized on a straight-line basis over the 10-year life of the asset.

	September 30, 2022	December 31, 2021
Cost	$3,000,000	$3,000,000
Accumulated amortization	(300,000)	(75,000)
Net	$2,700,000	$2,925,000

6. INVESTMENTS, RELATED PARTY

On August 12, 2021, the Company’s subsidiary sBetOne entered into a business combination with a related party, VON Acquisition Inc. (“VON”) whereby the Company exchanged its equity interest in sBetOne for equity interest in VON. The Company received 5,902,174 common shares or 6.31% of the total outstanding common shares of VON as at the date of the business combination. The transition from having a 59.02% ownership in sBetOne to having a 6.31% ownership in VON has led the Company to deconsolidate sBetOne from the Company’s financial statements and record the ownership of VON as an investment. The common shares were valued at $0.10 CAD per share based on the most recent sales of VON’s stock. During the period ended September 30, 2022, the change in fair value of the investment is related to the foreign currency exchange rate fluctuations.

During the year ended December 31, 2021, the sBetOne carrying amount in liabilities of $824,041 and loss in NCI of $350,942 were removed from the Company and converted into shares of VON, resulting in a gain of $120,478 upon deconsolidation of sBetOne recorded in other income.

	September 30, 2022	December 31, 2021
Investments, related party	$448,133	$480,780

7. DERIVATIVE LIABILITIES

On June 12, 2022, 2,108,750 warrants expired. The derivative liabilities related to expiring warrants were revalued at USD $34,530 on June 11, 2022, resulting in a loss of $135,978, related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: an average exercise price of CAD $0.10, our stock price on the date of valuation of CAD $0.12, expected dividend yield of 0%, expected volatility of 25.81%, risk-free interest rate of 1.10%, an expected term of 0.00 years and foreign exchange rate of 1.2777. Upon expiry, the derivative liabilities were written off against additional paid-in capital.

The derivative liabilities were revalued at USD $nil, resulting in a gain of $440,065 for the nine months ended September 2022, related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: an exercise price of CAD $0.75, our stock price on the date of valuation of CAD $0.08, expected dividend yield of 0%, average expected volatility of 57.01%, average risk-free interest rate of 3.63%, an average expected term of 0.35 years, and foreign exchange rate of 1.3707 compared to December 31, 2021 where the assumptions were an exercise price of CAD $0.61, stock price of CAD $0.34, expected dividend yield of 0%, average expected volatility of 54.03%, average risk-free interest rate of 0.34%, an expected term of 0.9 years, and foreign exchange rate of 1.2678. The changes in the assumptions from December 31, 2021 to September 30, 2022 resulted in the gain.

8. WARRANTS

For the nine months ended September 30, 2022, the Company issued 3,813,593 warrants.

A portion of outstanding warrants are denominated in a currency other than the Company’s functional currency. The fair value of each of these warrants is estimated using the Black-Scholes valuation method. Assumptions used in calculating the fair value at September 30, 2022 were as follows:

Weighted Average Inputs Used
Annual dividend yield	$-
Expected life (years)	0.35
Risk-free interest rate	3.63%
Expected volatility	57.01%
Common stock price (CAD)	$0.08

Since the expected life of the warrants was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

The issuances, exercises and pricing re-sets during the nine months ended September 30, 2022, are as follows:

Outstanding at December 31, 2021	18,102,771
Issuances	3,813,593
Expiries	(2,108,750)
Outstanding at September 30, 2022	19,807,614
Weighted Average Price at September 30, 2022	$0.6006

9. NOTES PAYABLE

On June 14, 2022, the Company issued a promissory note payable for $117,000. The promissory note is unsecured, payable on demand, and was set to mature on August 13, 2022. The promissory note bears interest at a rate per annum equal to the Bank of Canada’s Prime rate. On August 9, 2022, a promissory note extension was signed, extending the maturity date of the note payable to February 14, 2023.

10. DEFERRED REVENUE

As at September 30, 2022, funds of $124,250 had been received from customers as deposits for work to be performed. At the end of the period, the products had not been delivered to the customers, therefore the deposits have been recorded as deferred revenue. The amount recognized as deferred revenue as at December 31, 2021 was $nil. Please see Note 2 for additional information on our revenue recognition policy.

11. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. The Company is not aware of any pending litigation as of the date of this report, and therefore, in the opinion of management and based upon the advice of its outside counsels, the liability, if any, from any pending litigation is not expected to have a material effect in the Company’s financial position, result or operations, and cash flows.

12. RELATED PARTY TRANSACTIONS

On January 22, 2018, the Company appointed James Geiskopf as Lead Director. As of September 30, 2022, the Company had accounts payable and accrued expenses owing to this related party of $nil (December 31, 2021 - $nil).

On April 1, 2021, the Company appointed Cameron Chell as Executive Chairman. As of September 30, 2022, the Company had accounts payable and accrued expenses owing to this related party of $nil (December 31, 2021 - $30,000).

On August 1, 2022, the Company appointed Scott Gallagher as President. As of September 30, 2022, the Company had accounts payable and accrued expenses owing to this related party of $7,500 (December 31, 2021 - $nil).

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. As of September 30, 2022, the Company had accounts payable and accrued expenses owing to this related party of $nil (December 31, 2021 - $20,000).

On October 9, 2017, the Company signed an agreement with a company owned by Swapan Kakumanu to complete the accounting functions of the Company. As of September 30, 2022, the Company had accounts payable and accrued expenses of $12,500 (December 31, 2021 - $25,000).

On May 5, 2021, the Company loaned Fogdog $400,000 of which our CFO is a director, chief financial officer and shareholder (Note 4). Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog pursuant to convertible promissory note (Note 4). As at September 30, 2022, the Company had total outstanding notes receivable from Fogdog of $1,250,000 (December 31, 2021 - $1,250,000). Accrued interest on the total loan as at September 30, 2022 is $117,036 (December 31, 2021 - $24,773).

The Company has an investment in a related party, VON, please refer to Note 6.

13. REVENUE

The majority of revenue streams in 2022 relates to the movie distribution revenue and 2021 mainly related to NFT sales with the remainder related to consulting revenue. Please refer to Note 2 for the Company’s revenue recognition policies.

14. SHARE CAPITAL

On January 28, 2022, the Company completed a private placement where 244,139 common shares were issued at a price of $0.2048 USD for total gross proceeds of $27,000 USD and services of $23,000 USD for a total value of $50,000 USD.

On January 28, 2022, the Company completed a debt conversion where 488,281 common shares were issued at a price of $0.2048 USD for a total value of $100,000 USD.

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

On August 31, 2022, the Company completed a debt conversion where 108,684 common shares were issued in at a price of $0.092 USD, for a total value of $9,999 USD.

During the nine months ended September 30, 2022, there were nil warrants exercised and nil options exercised for common shares. During the year ended December 31, 2021, there were 11,221,250 warrants and 325,000 options exercised for common shares.

15. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that our board of directors may grant options to acquire common shares of the Company at not less than 100% of the greater of: (i) the fair market value of the shares underlying the options on the grant date and (ii) the fair market value of the shares underlying the options on the date preceding the grant date at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. On April 26, 2021, the maximum number of options available for grant was increased to 13,300,000 shares. As of September 30, 2022, there are 12,730,000 stock options issued (September 30, 2021 – 8,301,666) and 570,000 stock options unissued (September 30, 2021 – 4,998,334).

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

On June 15, 2021, the Company granted a total of 2,900,000 stock options to officers and directors of the Company. The stock options are exercisable at the exercise price of $1.16 per share for a period of ten years from the date of grant. The stock options have a fair value of $1.0720 and are exercisable as follows:

(i)	1/3 on the first anniversary date;
(ii)	1/3 on the second anniversary date; and
(iii)	1/3 on the third anniversary date.

On July 22, 2022, the Company cancelled 4,475,000 stock options held by directors and officers.

On August 26, 2022, the Company granted a total of 830,000 stock options to officers and directors of the Company. The stock options are exercisable at the exercise price of $0.09 per share for a period of ten years from the date of grant. The stock options have a fair value of $0.0780 and are exercisable as follows:

(i)	1/2 the date of the grant;
(ii)	1/2 on the first anniversary date;

On August 26, 2022, the Company granted a total of 1,000,000 stock options to an officer of the Company. The stock options are exercisable at the exercise price of $0.09 per share for a period of ten years from the date of grant. The stock options have a fair value of $0.0780 and are exercisable as follows:

(i)	1/3 the date of the grant;
(ii)	1/3 on the first anniversary date; and
(iii)	1/3 on the second anniversary date.

15. STOCK-BASED COMPENSATION (CONT’D)

Stock-based compensation expense recognized for the three and nine months ended September 30, 2022 were $747,898 and $1,677,834 respectively and for the three and nine months ended September 30, 2021 were $828,010 and $3,795,139 respectively. Stock options granted are valued at the fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Nine Months Ended September 30,
	2022	2021
Share price	$0.09	$ 1.16-3.09
Exercise price	$0.09	$ 1.16-3.19
Time to maturity (years)	10	10
Risk-free interest rate	3.04%	1.15%-1.74%
Expected volatility	89.92%	110.19%-113.17%
Dividend per share	$0.00	$0.00
Forfeiture rate	Nil	Nil

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2021	8,301,666	0.79	0.86	8.1
Granted	9,300,000	-	-	-
Exercised	-	-	-	-
Cancelled	(4,475,000)
Forfeited	(396,666)	-	-	-
Options outstanding, September 30, 2022	12,730,000	0.17	0.19	8.8
Options exercisable, September 30, 2022	7,653,332	0.18	0.20	8.1

16. FINANCIAL INSTRUMENTS

Warrants

Derivative liabilities determined for outstanding warrants would be classified in level 3 of the fair value hierarchy.

Derivative liability at December 31, 2021	$474,595
Expired	(34,530)
Change in fair value	(440,065)
Derivative liability at September 30, 2022	$-

Please see Note 7 for additional information on the related observable inputs.

17. NON-CONTROLLING INTEREST

On April 1, 2019, the Company transferred 2,000,000 of its shares in sBetOne to a third-party and cancelled 1,097,826 of its shares. Additionally, 2,097,826 shares of sBetOne were issued to third-parties, reducing the Company’s ownership in this subsidiary to 59.02%.

On August 12, 2021, the Company’s subsidiary sBetOne entered into a business combination with a related party, VON Acquisition Inc. (“VON”) whereby the Company exchanged its equity interest in sBetOne for equity interest in VON. The Company received 5,902,174 common shares or 6.31% of the total outstanding common shares of VON as at the date of the business combination. The transition from having a 59.02% ownership in sBetOne to having a 6.31% ownership in VON has led the Company to deconsolidate sBetOne in 2021, eliminate the related non-controlling interest from the Company’s financial statements, and record the equity investment in VON as of December 31, 2021.

On June 22, 2021, the Company incorporated a new Delaware subsidiary, EnderbyWorks, LLC, in which the Company owns 51%. The Company also has an 80% ownership of Motoclub LLC.

The following table sets forth a summary of the changes in non-controlling interest:

Non-controlling interest at December 31, 2021	$(894,742)
Issuance of shares from EnderbyWorks, LLC	4,900
Net income	115,413
Non-controlling interest at September 30, 2022	$(774,429)

18. SUBSEQUENT EVENTS

On November 8, 2022, the Company entered into a promissory note (the “Note”) agreement to raise $116,760. The Note has a discount of $12,510 and fees of $4,250, resulting in net proceeds of $100,000. The Note is unsecured, has a one-time interest charge of $14,011, and matures on November 8, 2023. The Note total of $130,771 (including principal, interest, and fees) will be repaid in ten payments, each in the amount of $13,077 with the first payment due on December 30, 2022, and nine subsequent payments each month thereafter with a five-day grace period with respect to each payment.

In the event of a default, the Note is convertible into shares of common stock of the Company. In a default situation, the holder of the Note shall have the right to convert all or any part of the unpaid balance of the Note into shares of common stock of the Company, at a conversion price that is equal to the lowest trading price for the shares of common stock during the twenty-five trading days prior to the conversion date. Upon the occurrence and during the continuation of any event of default, the Note would immediately become due and payable and, if the Company wishes to repay the Note in cash, the Company shall pay an amount equal to 200% of the then outstanding unpaid amounts owed.

The Company has evaluated events occurring subsequent to September 30, 2022 through the date these financial statements were issued and noted no additional items requiring disclosure.

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

As used in this quarterly report, the terms “we”, “us”, “the Company”, “our” and “MetaWorks” mean MetaWorks Platforms, Inc. and its wholly-owned subsidiary, CurrencyWorks USA Inc., and its majority-owned subsidiaries EnderbyWorks LLC, and Motoclub LLC, unless otherwise specified.

Overview

MetaWorks aims to build and operate a full-service blockchain platform for Non Fungible Tokens (NFTs), digital currencies, digital assets and security tokens.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Revenue

We recognized total revenue of $110,461, with $17,961 coming from the sale of NFTs and $92,500 from consulting services, for the three months ended September 30, 2022. We recognized total revenue of $168,870 for the three months ended September 30, 2021, consisting of $125,370 from the sale of NFTs and $43,500 from consulting services. The decrease in NFT sales revenue of $107,409 is a result of fewer NFT sales being made. The increase in consulting revenues of $49,000 is a result of more consulting contracts.

Operating Expenses

We incurred general and administrative expense of $1,329,902 and $1,247,389 for the three months ended September 30, 2022 and 2021, respectively, representing a net change of $82,513 between the two periods. These expenses consisted primarily of stock-based compensation expense for issuance of options, consulting fees, pre-licensing fees, professional fees, amortization, and other general and administrative costs. The decrease in consulting fees between the two periods from $470,710 in 2021 to a recovery of $4,488 in 2022 relates to decreases in compensation for our president, chief operating officer, and Board of Directors, as a forfeiture of stock options issued to consultants, for which the service requirement had not been fulfilled. Professional fees for the two periods decreased from $67,147 in 2021 to a recovery of $20,929 in 2022, which was mainly due to an over accrual of legal fees. The increase in other general and administrative expenses from $703,699 in 2021 to $1,326,634 in 2022 was mainly due to an acceleration of stock-based compensation expense on options that were cancelled prior to the completion of their vesting periods.

Net Income (Loss) from Operations

We incurred net losses from operations of $1,422,143 and $2,658,720 for the three months ended September 30, 2022 and 2021, respectively, representing a net change of $1,236,577, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Other Income (Expense)

Other income includes $25,458 of note interest revenue for the three months ending September 30, 2022, compared to $12,170 of note interest revenue and $120,478 related to the deconsolidation of a subsidiary, in the same period in 2021. The change in derivative liability was $nil for the three months ending September 30, 2022 compared to a gain of $5,899,631for the same period in 2021.

Net Income (Loss)

We incurred net loss of $1,397,766 and net income of $3,397,487 for the three months ended September 30, 2022 and 2021, respectively, representing a net change of $4,795,263, primarily attributable to the factors discussed above under the headings “Revenue”, “Operating Expenses” and “Other Income (Expense)”.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Revenue

We recognized total revenue of $1,563,512, with $1,250,000 from movie distribution revenues, $96,262 from the sale of NFTs and $217,250 from consulting services, for the nine months ended September 30, 2022. The movie distribution revenue relates to a minimum guarantee from a third party who the Company entered into an agreement with for the North American movie viewing revenues. We recognized total revenue of $274,770 for the nine months ended September 30, 2021, with $180,325 from the sale of NFTs, and $94,445 from consulting services. The decrease in NFT sales revenue of $84,063 is a result of fewer NFT sales being made. The increase in consulting revenues of $122,805 is a result of more consulting contracts.

Operating Expenses

We incurred general and administrative expenses of $4,099,950 and $6,263,360 for the nine months ended September 30, 2022 and 2021, respectively, representing a decrease of $2,163,410 between the two periods. These expenses consisted primarily of stock-based compensation expense for issuance of options, consulting fees, pre-licensing fees, professional fees, amortization, and other general and administrative costs. The decrease in consulting fees between the two periods from $1,910,213 in 2021 to $782,050 in 2022 relates to decreases in compensation for our president, chief operating officer, and Board of Directors, a decrease of stock option issuances for consultants, as well as a forfeiture of stock options issued to consultants, for which the service requirement had not been fulfilled. Professional fees for the two periods decrease from $288,164 in 2021 to $161,353 in 2022 as a result of decreased legal services. The decrease in other general and administrative expenses from $4,001,251 in 2021 to $3,117,709 in 2022 was mainly due to a decrease in marketing and platform development fees.

Net Loss from Operations

We incurred net losses from operations of $3,520,699 and $7,568,791 for the nine months ended September 30, 2022 and 2021, respectively, representing a net change of $4,048,092, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Other Income (Expense)

Other income includes $92,263 of note interest revenue for the nine months ending September 30, 2022, compared to $12,170 of note interest revenue in the same period in 2021. The nine months ended September 30, 2021 included $65,499 interest expense on convertible notes payable The change in derivative liability was a gain of $440,065 for the nine months ending September 30, 2022 compared to a loss of $14,179,929 for the same period in 2021.

Net Loss

We incurred net losses of $2,996,856 and $21,606,269 for the nine months ended September 30, 2022 and 2021, respectively, representing a net change of $18,609,413, primarily attributable to the factors discussed above under the headings “Revenue”, “Operating Expenses” and “Other Income (Expense)”.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2022	As at December 31, 2021
Current Assets	$189,031	$655,321
Current Liabilities	1,642,421	1,249,904
Working Capital/(Deficit)	$(1,453,390)	$(594,583)

Current Assets

Current assets were $189,031 as at September 30, 2022 and $655,321 at December 31, 2021. The decrease in current assets is mainly due to decrease in cash accounts in the nine months ended September 30, 2022.

Current Liabilities

Current liabilities of $1,642,421 as at September 30, 2022 were attributable to accounts payable and accrued liabilities, deferred revenue, and current loans payable, compared to $1,249,904 in accounts payable and accrued expenses as at December 31, 2021.

Cash Flow

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Net cash used in operating activities	$(1,098,027)	$(3,139,977)
Net cash provided by (used in) investing activities	4,900	(4,250,000)
Net cash provided by financing activities	635,499	9,010,350
Net changes in cash and cash equivalents	$(457,628)	$1,620,373

Operating Activities

Net cash used in operating activities was $1,098,027 for the nine-month period ended September 30, 2022, as compared to net cash used of $3,139,977 for the nine-month period ended September 30, 2021, a decrease of $2,041,950. The decrease in net cash used in operating activities was primarily due to a decreased net loss for the period.

Investing Activities

Net cash provided by investing activities was $4,900 for the nine-month period ended September 30, 2022, which was from the issuance of shares from the Company’s subsidiary EnderbyWorks, LLC. Net cash used in investing activities was $4,250,000 for the nine-month period ended September 30, 2022, relating to a loan the Company issued to a related party, and the purchase of an intangible asset.

Financing Activities

Financing activities provided cash of $635,499 for the nine months ended September 30, 2022 and $9,010,350 for the nine months ended September 30, 2021, a decrease of $8,374,851. This decrease is mainly due to less share issuances during the nine months ended September 30, 2022.

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

Going Concern

Our unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $38,360,653 as at September 30, 2022 (December 31, 2021 - $35,248,384). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

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

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the fiscal year ended December 31, 2021, our disclosure controls and procedures were not effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended September 30, 2022, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)
3.4	Articles of Merger dated effective September 3, 2019 (incorporated by reference from our Current Report on Form 8-K, filed on September 9, 2019)
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
3.6	Articles of Merger dated effective August 24, 2022 (incorporated by reference from our Current Form 8-K, filed on August 25, 2022)
3.7	Amended and Restated Bylaws (incorporated by reference from our Annual Report on Form 10-K, filed on April 15, 2022)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)
10.13	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.14	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.15	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.16	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)

10.18	Loan Agreement dated November 20, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)
10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.21	Business Services Agreement dated effective December 29, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 24, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24	Offer Letter dated January 22, 2018 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.25	Offer Letter dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.26	2017 Equity Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.27	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.28	Stock Option Agreement dated October 15, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.29	Stock Option Agreement dated October 15, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.30	Stock Option Agreement dated October 15, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.31	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.32	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.33	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.34	Indemnification Agreement dated December 20, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.35	Indemnification Agreement dated December 20, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.36	Indemnification Agreement dated December 20, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.37	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.38	Offer Letter dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.39	Stock Option Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.40	Indemnification Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.41	Offer Letter dated June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.42	Stock Option Agreement dated June 7, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.43	Indemnification Agreement June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.44	Amendment Agreement dated effective as of June 25, 2018 to Business Services Agreement dated October 18, 2017 with Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 29, 2018)

10.45	Loan Agreement dated July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.46	Corporate Guaranty dated July 9, 2018 by Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.47	Amendment No. 2 to Business Services Agreement dated as of July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.48	Loan Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.49	Corporate Guaranty entered into as of August 29, 2018 by Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.50	Security Agreement entered into as of August 29, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.51	Security Assignment Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.52	Master Services Agreement dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.53	Software Services Statement of Work dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.54	Amendment No. 3 to Business Services Agreement dated as of October 29, 2018 with Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on October 31, 2018)
10.55	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.56	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.57	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.58	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.59	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.60	2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)
10.61	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 29, 2018)
10.62	Amendment to Independent Consultant Agreement dated December 4, 2018 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2018)
10.63	Master Services Agreement dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.64	Software Services Statement of Work dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.65	Stock Option Agreement dated October 15, 2017 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.66	Stock Option Agreement dated June 8, 2018 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.67	Independent Consultant Agreement dated effective December 4, 2018 with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.68	Indemnification Agreement with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.69	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2019)
10.70	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017 between CurrencyWorks Inc. and Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)

10.71	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated January 22, 2018 between CurrencyWorks Inc. and James P. Geiskopf (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.72	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated February 9, 2018 between CurrencyWorks Inc. and Edmund C. Moy (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.73	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated May 17, 2018 between CurrencyWorks Inc. and James Carter (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.74	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated June 22, 2018 between CurrencyWorks Inc. and Alphonso Jackson (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.75	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017, as amended on November 30, 2018 and July 1, 2019 between CurrencyWorks Inc. and Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.76	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Business Services Agreement dated effective October 18, 2017 as amended on June 26, 2018 between CurrencyWorks Inc. and Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.77	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective December 4, 2018 between CurrencyWorks Inc. and Swapan Kakumanu (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.78	Amendment to Loan Agreement and Termination of Business Services Agreement dated February 7, 2020 with Ryde GmbH and Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 12, 2020)
10.79	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2020)
10.80	Business Services Agreement with Business Instincts Group Inc. dated December 10, 2020 (incorporated by reference from our Current Report on Form 8-K, filed on December 11, 2020)
10.81	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2021)
10.82	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 11, 2021)
10.83	Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2021)
10.84	Amended 2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
10.85	Limited Liability Company Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.86	LLC Member Services Master Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.87	Technology Operating and License Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.88	Secured Promissory Note dated July 6, 2021with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.89	Security Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.90	Distribution License Agreement dated July 6, 2021 with EnderbyWorks, LLC and 92 Films, LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.91	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)

10.92	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.93	Engagement Letter dated June 15, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.94	Amendment to Engagement Letter dated July 10, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.95	Business Combination Agreement among VON Acquisition Inc., sBetOne, Inc., VON Acquisition Merger Sub Inc., Limitless III Inc., VON Acquisition Corp. and VON Bismark Limited.(incorporated by reference from our current report on Form 8-K, filed on August 18, 2021)
10.96	Services Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.97	Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.98	General Security Agreement with Fogdog Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.99	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.100	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.101	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2021)
10.102	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.103	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.104	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 31, 2022)
10.105	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)
10.106	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)
(16)	Letter re Change in Certifying Accountant
16.1	Letter from Haynie & Company dated August 31, 2022 (incorporated by reference from our Current Report on Form 8-K, filed on September 1, 2022)
(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METAWORKS PLATFORMS, INC.

/s/ Swapan Kakumanu
Swapan Kakumanu
Chief Financial Officer
(Duly Authorized Officer)
Dated: November 10, 2022

