Form 10-K
period 2022-12-31
METAWORKS PLATFORMS, INC.
filed 2023-03-21
CIK 1515139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

424.570.9446

(Registrant’s telephone number, including area code)

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

☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

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

$5,249,764.38 based on a price of $0.07 per share multiplied by 74,996,634 shares of common stock held by non-affiliates.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 17, 2023, there were 85,645,066 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not applicable.

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

As used in this annual report, the terms “we”, “us”, “the Company”, “our” and “MetaWorks” mean MetaWorks Platforms, Inc. and its wholly-owned subsidiary, CurrencyWorks USA Inc., and its majority-owned subsidiaries EnderbyWorks LLC, and Motoclub LLC, unless otherwise specified.

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

Our core revenue streams are expected to remain as consulting revenues and transaction fees. We may also earn equity stakes as payment for our services, to the extent permitted under applicable law.

MetaWorks has developed expertise in a number of key areas of the digital ecosystem and we plan to build on these initiatives to drive our growth, including:

Non Fungible Tokens

●	Our work with Topps Inc on NFTs for Garbage Pail Kids has positioned MetaWorks for further growth in the fast-growing NFT market.

●	Our work launching the award winning Vuele.io NFT platform for feature movies sector
●	Our work launching the MusicFX.io NFT platform for the music sector
●	Our work launching Motoclub.io NFT platform for the collector car sector

Movie Distribution

●	Purchasing of movie rights and exploring digital distributions both domestically and internationally

Mergers & Acquisitions:

In the next year we will continue to explore synergistic and opportunistic M&A initiatives, including but not limited to the areas of NFTs, Fungible Cold Storage, Mining, Payments and, Trading infrastructure.

Description of Business

Overview

Our business builds and operates FinTech Platforms-as-a-Service for digital currencies, digital securities tokens and digital assets. We anticipate that we will enable companies to digitise, sell and manage new or existing asset classes on blockchain infrastructure, transact in digital/cryptocurrencies (Payments, Rewards and Credit infrastructure), issue or create digital/crypto assets and/or manage their digital/crypto assets (NFTs, Fungible Cold Storage, Mining).

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

Principal Services

We plan to generate revenue through the creation, development and management of fintech platforms for companies by:

1.	Business Development and Technical Services

●	Earning fees for consulting and development services;
●	Earning fees for business development, program management and strategic planning;
●	Licensing fees on fintech platforms;
●	Transactions fees; and
●	Earned equity stakes in projects.

2.	Blockchain and Technology Program Management

●	Product vision and road-mapping;
●	Program development and project management; and
●	Product development and testing.

3.	Customer Development

●	Customer discovery and scoping (not including any distribution or marketing related services, or assistance regarding the offer or sale of any tokens or coins); and
●	Product commercialization and support.

4.	Business Launch Services

●	Public relations, business development plans and strategies maximizing physical and digital outreach (not including any distribution or marketing related services, or assistance regarding the offer or sale of any tokens or coins);
●	Initial community development & management strategy; and
●	Establish digital/social media strategy and presence;

5.	Post-Business Launch Support Services

●	Public relations to support (not including any distribution or marketing related services, or assistance regarding the offer or sale of any tokens or coins);
●	Community development and management; and
●	General support.

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

Sales and Marketing

We intend to implement our sales and marketing plan to attract new clients to our fintech-as-a-service and consulting business as follows:

●	Direct sales pipeline development and management with management signing and managing qualified business prospects;
●	Maintain an online presence through our website and social media channels by utilizing video, written content and social implementations to create awareness;
●	Speaking engagements at industry conferences;
●	Networking within our established channels;
●	Direct sales channel management programs including both inbound and outbound programs and client referrals; and
●	Public relations campaigns.

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

Many of our current and potential competitors may have greater brand recognition, longer operating histories, larger customer bases and, significantly greater financial, marketing and other resources than we do. Accordingly, these competitors may be able to spend greater amounts on product development, marketing and distribution. This advantage could enable our competitors to acquire larger market share and develop and offer more competitive products and services. Such competition could adversely impact our ability to attain the financing necessary for us to develop our business plan. In the face of competition, we may not be successful in sufficient market share to make our business profitable.

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

Employees

As at March 17, 2023, we have two executive officers, Scott Gallagher, who is our president, and Swapan Kakumanu, who is our chief financial officer, secretary, and treasurer and no employees. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We also employ consultants on an as-needed-basis to provide specific expertise in areas of product design and development and other business functions including marketing and accounting. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus.

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

Governments may in the future regulate, curtail or outlaw the ability for acquisition, use or redemption of cryptocurrencies. Ownership of, holding or trading in cryptocurrencies may then be considered illegal and subject to sanction. Governments may also take regulatory action that may increase the cost and/or subject cryptocurrency companies to additional regulation. Similar actions by governments or regulatory bodies could result in restriction of the acquisition, ownership, holding, selling, use or trading in our securities. The effect of any future regulatory change on our business or any cryptocurrency that may impact our business is impossible to predict, but such change could be substantial and would have a material adverse effect on our business, prospects and operations.

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

The use of cryptocurrencies to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs digital assets based upon a computer-generated mathematical and/or cryptographic protocol. The growth of this industry in general, and the use of cryptocurrencies in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur and is unpredictable. The factors include, but are not limited to:

●	Continued worldwide growth in the adoption and use of cryptocurrencies;
●	Governmental and quasi-governmental regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the network or similar cryptocurrency systems;
●	Changes in consumer demographics and public tastes and preferences;
●	The maintenance and development of the open-source software protocol of the network;
●	The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
●	Maintenance and development of crypto systems requires a large draw of power and secure battery back-up systems, development of these related products has significant environmental impacts that could negatively impact public popularity;
●	General economic conditions and the regulatory environment relating to digital assets; and
●	Negative consumer sentiment and perception of bitcoin specifically and cryptocurrencies generally.

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

There was much volatility in the digital assets industry during 2022 and 2021. During 2022 there was the collapse of FTX, a major exchange, which led the crypto market cap to decline by billions of U.S. dollars in only a few days. Large-scale sales of bitcoins and Ethereum or other cryptocurrencies would result in a reduction in their value and could adversely affect us. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm investors.

It may be illegal now, or in the future, to acquire, own, hold, sell or use Bitcoin, Ethereum, or other cryptocurrencies, participate in the blockchain or utilize similar digital assets in one or more countries, the ruling of which would adversely affect us.

Although currently bitcoins, Ethereum, and other cryptocurrencies, blockchain and digital assets generally are not regulated or are lightly regulated in most countries, including the United States, one or more countries such as China and Russia may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these digital assets or to exchange these digital assets for fiat currency. Such restrictions may adversely affect us. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm investors.

If regulatory changes or interpretations require the regulation of digital assets under the securities laws of the United States or elsewhere, including the Securities Act of 1933, the Securities Exchange Act of 1934 and the Investment Company Act of 1940 or similar laws of other jurisdictions and interpretations by the SEC, CFTC, IRS, Department of Treasury or other agencies or authorities, we may be required to register and comply with such regulations, including at a state or local level. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expense or burdens to us. We may also decide to cease certain operations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to us.

Current and future legislation and SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which digital assets are viewed or treated for classification and clearing purposes. In particular, digital assets may not be excluded from the definition of “security” by SEC rulemaking or interpretation requiring registration of all transactions, unless another exemption is available, including transacting in digital assets amongst owners and require registration of trading platforms as “exchanges”. We cannot be certain as to how future regulatory developments will impact the treatment of digital assets s under the law. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations or be subjected to fines, penalties and other governmental action. Any such action may adversely affect an investment in us. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any digital assets we hold or expect to acquire for our own account and harm investors.

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

There is limited precedence and lack of authoritative guidance on digital assets.

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

We had cash and cash equivalents in the amount of $34,941 and working capital deficit of $562,541 as of December 31, 2022, and cash and cash equivalents of $567,030 and working deficit of $492,679 as of December 31, 2021. We anticipate that we will require additional financing while we operate our business. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We would likely secure any additional financing necessary through a private placement of our common stock or through debt financing. There can be no assurance that any financing will be available to us, or, even if it is, if it will be offered on terms and conditions acceptable to us. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us, could have a material adverse effect upon us. If additional funds are raised by issuing equity securities, dilution to existing or future stockholders will result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the expansion of our new business.

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

We are authorized to issue up to 400,000,000 shares of common stock, of which 85,645,066 shares of common stock were issued and outstanding as of March 17, 2023. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future.

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

However, the ultimate effects of how the outbreak will impact the Company’s business in future periods cannot be reasonably estimated at this time. Management has been closely monitoring its investment portfolios and overall operating results.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB operated by the OTC Markets Group and is listed on the Canadian Securities Exchange under the trading symbol “MWRK”.

Trading in stocks quoted on the OTCQB or the Canadian Securities Exchange is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Holders of Common Stock

As of March 17, 2023, the 85,645,066 issued and outstanding shares of our common stock were held by a total of 131 stockholders of record.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our intention is to retain future earnings, if any, for use in our operations and the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Number of securities to be issued upon exercise of outstanding warrants and rights (b)	Weighted-average exercise price of outstanding options, warrants and rights (c)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a + b)) (d)
Equity compensation plans approved by security holders (2017 Equity Incentive Plan)	12,730,000	19,807,614		$0.44	570,000

Equity compensation plans not approved by security holders	Nil	Nil	$	N/A	Nil

Total	12,730,000	19,807,614		$0.44	570,000

Recent Sales of Unregistered Securities

Other than as disclosed below, since the beginning of our fiscal year ended December 31, 2022, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

On November 8, 2022, we entered into a promissory note agreement to raise $116,760. The promissory note has a discount of $12,510 and fees of $4,250, resulting in net proceeds of $100,000. The promissory note is unsecured, has a one-time interest charge of $14,011, and matures on November 8, 2023. The promissory note total of $130,771 (including principal, interest, and fees) will be repaid in ten payments, each in the amount of $13,077 with the first payment due on December 30, 2022, and nine subsequent payments each month thereafter with a five-day grace period with respect to each payment. In the event of a default, the promissory note is convertible into shares of our common stock. In a default situation, the holder of the promissory note has the right to convert all or any part of the unpaid balance of the promissory note into shares of our common, at a conversion price that is equal to the lowest trading price for the shares of our common stock during the twenty-five trading days prior to the conversion date. Upon the occurrence and during the continuation of any event of default, the promissory note would immediately become due and payable and, if we wish to repay the promissory note in cash, we will pay an amount equal to 200% of the then outstanding unpaid amounts owed.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

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

Results of Operations

Revenue

We recognized total revenue of $1,835,773 with $81,023 coming from the sale of NFTs, $504,750 from consulting services, and $1,250,000 from the sale of movie rights for the year ended December 31, 2022 compared to $472,435 which is comprised of 336,435 from NFT sales and $136,000 from consulting services for the year ended December 31, 2021.

Operating Expenses

We incurred operating expenses of $5,528,831 and $10,508,073 for the years ended December 31, 2022 and 2021, respectively, representing a decrease of $4,979,242 between the two periods. These expenses consisted primarily of consulting fees, service costs, professional fees, stock-based compensation, interest and bank charges, and other general and administrative expenses. The decrease in operating expenses between the year 2022 and 2021 is principally due to a decrease in consulting expenses, professional fees and other general and administrative expenses. Consulting expenses for the year ended December 31, 2022 and 2021 were $890,513 and $1,904,868, respectively, a decrease of $1,014,355, due to the Company reducing and amending vendor consulting agreements for strategic and project management services. Professional fees for the year ended December 31, 2022 and 2021 were $210,939 and $501,954, respectively, a decrease of $291,015. Professional fees decreased as a result of decreased legal and consulting services. Project costs in the year ended December 31, 2022 and 2021 were $1,239,077 and $2,122,899, respectively, a decrease of $883,822. Some projects requiring these services were scaled back, additionally projects were managed more efficiently to reduce costs.

Net Loss from Operations

We incurred net losses from operations of $3,693,058 and $10,035,638 for the years ended December 31, 2022 and 2021, respectively, representing a decrease of $6,342,580 primarily attributable to the factors discussed above under the heading “Operating Expenses”.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2022 includes $7,287 of expenses compared to $186,880 of income from interest receivables charged for the year ended December 31, 2021 on notes receivable to a related party. Other income includes interest revenue on notes receivable of $117,721 for the year ended December 31, 2022 compared to $24,773 for the year ended December 31, 2021. Other expenses include interest expense on notes payable of $6,601 for the year ended December 31, 2022 compared to $65,499 for the year ended December 31, 2021. The change in fair value of the derivative liability from warrants issued and outstanding resulted in a $440,065 gain in 2022 and $13,771,835 loss in 2021. During 2022 the intangible asset was impaired resulting in a loss of $2,625,000. The distributor’s movie sales in 2022 resulted in a loss. Using this recent financial performance, the Company was unable to project future cash flows based on its percentage earnings of the distributors gross receipts less certain costs. There was no impairment in 2021. For the year ended December 31, 2022 there was a loss from a partial write-off of the investment in sBetOne in the amount of $430,005, compared to no investment write-off during the year ended December 31, 2021

Net and Comprehensive Loss

Net loss attributable to Metaworks amounts to $6,212,287 and $22,749,050 for the years ended December 31, 2022 and 2021, respectively, representing a decrease of $16,536,763 primarily attributable to the factors discussed above under the headings “Operating Expenses” and “Other Income (Expense)”.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2022	As at December 31, 2021
Current Assets	$1,025,232	$1,231,820
Current Liabilities	1,587,773	1,724,499
Working Capital (Deficit)	$(562,541)	$(492,679)

Current Assets

Current assets of $1,025,232 as at December 31, 2022 and $1,231,820 as at December 31, 2021 were comprised of only cash and cash equivalents, accounts receivable, and prepaid expenses.

Current Liabilities

Current liabilities on December 31, 2022 amounted to $1,587,773 in accounts payable, accrued expenses, deferred revenue and current notes payable compared to $1,724,499 on December 31, 2021 which was comprised of accounts payable, accrued expenses and derivatives liabilities.

Cash Flow

Our cash flows for the years ended December 31, 2022 and December 31, 2021 are as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Net cash (used in) operating activities	$(1,222,773)	$(4,763,314)
Net cash provided by (used in) investing activities	-	(4,250,000)
Net cash provided by financing activities	690,684	9,547,002
Net changes in cash and cash equivalents	$(532,089)	$533,688

Operating Activities

Net cash used in operating activities was $1,222,773 for the year ended December 31, 2022, as compared to $4,763,314 for the year ended December 31, 2021, resulting in a decrease of $3,540,541 in net cash used. The decrease in net cash used in operating activities was primarily due to a decreased net loss for the period.

Investing Activities

Net cash used in investing activities was $0 for the year ended December 31, 2022, as compared to $4,250,000 for the year ended December 31, 2021, resulting in a decrease of $4,250,000 in net cash used. During the year ended December 31, 2021 the Company purchased movie rights for $3,000,000 and issued a note receivable for $1,250,000.

Financing Activities

Financing activities provided cash of $690,684 for the year ended December 31, 2022 and $9,547,002 for the year ended December 31, 2021, a decrease of $8,856,318. During the year ended December 31, 2022, the change was principally due to cash proceeds from notes payable and share issuances. During the year ended December 31, 2021, the change was principally due to cash proceeds from the exercise of warrants for the issuance of common stock, proceeds from other share issuances, repayments of notes payable, and payments for the share issuance costs.

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

We will require additional cash resources to meet our planned capital expenditures and working capital requirements for the next 12 months. We expect to derive such cash through the sale of equity or debt securities or by obtaining a credit facility. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in debt service obligations, which could cause additional dilution to our stockholders, and could require us to agree to financial covenants that could restrict our operations or modify our plans to source a new business opportunity. Financing may not be available in amounts or on terms acceptable to us, if at all. Failure to raise additional funds could cause our company to fail.

Going Concern

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit on December 31, 2022 and 2021 of $41,428,167 and $35,248,384, respectively. Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

In its report on our financial statements for the years ended December 31, 2022 and 2021, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MetaWorks Platforms, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MetaWorks Platforms, Inc (“the Company”, “MetaWorks”) as of December 31, 2022, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other Matter- 2021 Financial Statements

The financial statements of MetaWorks as of and for the year ended December 31, 2021, were audited by other auditors whose report thereon, dated April 14, 2022, expressed an unqualified opinion and included an explanatory paragraph that described the substantial doubt about the Company’s ability to continue as a going concern discussed in Note 2 to the financial statements. The 2021 financial statements are only presented for comparative purposes.

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

Complex Accounting Treatments - Financing Transactions

Description of the Matter:

As discussed in Notes 13 and 14 to the consolidated financial statements, the Company’s financing transactions include warrants that are denominated in a currency other than the Company’s functional currency which requires derivative accounting. Derivative accounting is complex, involves judgements, and estimations.

How We Addressed the Matter in Our Audit:

We examined on a sample basis the underlying warrant agreements, evaluated management’s selection of a valuation method, tested the inputs used in the Black-Scholes calculation by agreeing terms to the warrant agreements, market information on third-party sites, and recalculated the derivative liability.

NFT Revenue Recognition

Description of the Matter:

As discussed in Notes 2 the valuation of NFT transactions could be subject to limited regulatory and accounting guidance.

How We Addressed the Matter in Our Audit:

We examined the terms of the agreements for sampled NFT sales, information from third-party sites, proof of payment and documentation that ownership of the NFT was transferred to the purchaser. We reviewed the AICPA Practice Aid “Accounting for and Auditing of Digital Assets” issued on June 30, 2022, and the SEC issued Staff Accounting Bulletin No. 121, issued on June 15, 2022, on digital assets, to determine what recent authoritative and nonauthoritative guidance would apply to these transactions. We evaluated as applicable ASC 606 “New Revenue Recognition Policy”. Accordingly, NFT revenues were tested based on available guidance that was most applicable to the nature of sales.

Movie Distribution Revenue Recognition

Description of the Matter:

As discussed in Notes 2 the valuation of movie distribution sales could be subject to industry specific accounting guidance considerations.

How We Addressed the Matter in Our Audit:

We examined the terms of agreement for the movie distribution sale, information from third-party sites regarding publications on the sale, proof of payment and documentation supporting the transfer of distribution rights to the purchaser, and records on subsequent movie revenues sent to the Company by the purchaser. We reviewed publications on common revenue recognition guidance issues related to the movie distribution industry from reputable sources. We evaluated as applicable ASC 606 “New Revenue Recognition Policy”. Accordingly, the movie distribution revenue was tested based on available guidance that was most applicable to the nature of sales.

Complex Accounting Treatments - Stock Options

Description of the Matter:

As discussed in Notes 2 and 16 the Company has stock options, which requires fair value calculations that are complex and subject to critical judgment.

How We Addressed the Matter in Our Audit:

We examined stock option agreements, on a sample basis tested inputs used in the Black-Scholes calculation by agreeing terms to the agreements, market information on third-party sites, and recalculated the stock option’s fair value and stock-based compensation expense.

Consolidation

Description of the Matter:

As discussed in Notes 2 the Company has multiple subsidiaries with intercompany balances and transactions.

How We Addressed the Matter in Our Audit:

We examined detailed transactions and consolidation reports to obtain comfort that intercompany transactions and balances were properly eliminated.

/S/ INTEGRITAT CPA (PCAOB ID 6624)

We have served as the Company’s auditor since 2022.

Boca Raton, Florida

March 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MetaWorks Platforms, Inc (fka CurrencyWorks, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MetaWorks Platforms, Inc (fka CurrencyWorks, Inc.) (the Company) as of December 31, 2021, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the year ended December 31, 2021 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain additional financing, there could be a material adverse effect on the Company.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provided a reasonable basis for our opinion.

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

Haynie & Company

Salt Lake City, Utah

April 15, 2022

We have served as the Company’s auditor since 2018.

We became the predecessor auditors in 2022.

MetaWorks Platforms, Inc.

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
Assets

Current Assets
Cash and cash equivalents	$34,941	$567,030
Accounts receivable, net	167,213	-
Prepaid expenses	24,896	88,291
Interest receivable, related party – current portion	142,493	24,773
Notes receivable, related party – current portion	655,689	551,726
Total Current Assets	1,025,232	1,231,820

Long-Term Assets
Intangible asset, net	-	2,925,000
Notes receivable, related party – long term portion	594,311	698,274
Investments, related party	627	480,780
Total Long-Term Assets	594,938	4,104,054

Total Assets	$1,620,170	$5,335,874

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$1,251,051	$1,249,904
Accounts payable and accrued expenses, related party	43,557	-
Deferred revenue	77,700	-
Notes payable – current portion	215,465	-
Derivative liability	-	474,595
Total Current Liabilities	1,587,773	1,724,499

Total Liabilities	1,587,773	1,724,499

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 400,000,000 shares authorized; 78,145,066 and 73,359,430 shares issued and outstanding as at December 31, 2022 and 2021, respectively	78,145	73,359
Additional paid-in-capital	42,264,139	39,681,142
Accumulated deficit	(41,428,167)	(35,248,384)
Total MetaWorks Stockholders’ Equity (Deficit)	914,117	4,506,117
Non-controlling Interest	(881,720)	(894,742)
Total Stockholders’ Equity (Deficit)	32,397	3,611,375

Total Liabilities and Stockholders’ Equity (Deficit)	$1,620,170	$5,335,874

The accompanying notes are an integral part of these consolidated financial statements.

MetaWorks Platforms, Inc.

Consolidated Statements of Operations

	Year Ended December 31, 2022	Year Ended December 31, 2021

Revenues
Consulting services	$504,750	$136,000
NFT revenue	81,023	336,435
Movie distribution revenue	1,250,000	-
Total revenues	1,835,773	472,435

Operating expenses
General and administrative expenses	4,289,754	8,435,404
Service costs	1,239,077	2,072,669
Total operating expenses	5,528,831	10,508,073

Net loss from operations	(3,693,058)	(10,035,638)

Other income (expense)
Other income (expense)	(7,287)	186,880
Interest income - note receivable	117,721	24,773
Interest expense - note payable	(6,601)	(65,499)
Change in fair value of derivative liability	440,065	(13,771,835)
Loss on impairment of intangible	(2,625,000)
Loss from investment write-off	(430,005)	-
Total other income (expense)	(2,511,107)	(13,625,681)

Provision for taxes	-	-

Net loss	$(6,204,165)	$(23,661,319)

Net profit (loss) from non-controlling interest	8,122	(912,269)
Net loss attributable to MetaWorks	$(6,212,287)	$(22,749,050)

Loss per common share – Basic and diluted	$(0.08)	$(0.37)

Weighted average number of common shares outstanding, basic and diluted	77,468,853	61,125,454

The accompanying notes are an integral part of these consolidated financial statements.

MetaWorks Platforms, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating activities
Net loss for the year	$(6,204,165)	$(23,661,319)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	(31,977)	786,271
Stock-based compensation, related party	1,887,737	3,799,141
Consulting expense – share-based compensation	29,997	-
Loss on impairment of intangible	2,625,000
Amortization	300,000	75,000
Change in fair value of investments	32,648	-
Loss from investment write off	430,005	-
Change in fair value of derivative liability	(440,065)	13,771,835
Deconsolidation	-	(120,478)
Changes in operating assets and liabilities
(Increase) decrease in assets
Accounts receivable	(167,213)	90,333
Prepaid expenses	80,895	(69,942)
Accrued interest notes receivable	(117,720)	(24,773)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	223,536	1,105,443
Accounts payable and accrued expenses, related party	43,557	(135,965)
Accrued interest on notes payable, related party	7,292	(378,860)
Deferred revenue	77,700	-

Net cash (used in) operating activities	(1,222,773)	(4,763,314)

Investing activities
Payments for Fogdog notes receivable	-	(1,250,000)
Purchase of intangible assets	-	(3,000,000)
Net cash provided by (used in) investing activities	-	(4,250,000)

Financing activities
Proceeds from issuance of notes payable	221,250	-
Repayments of notes payable	(13,077)	(469,753)
Proceeds from warrants exercised	-	1,362,234
Proceeds from issuance of EnderbyWorks shares to minority shareholders	4,900	-
Proceeds from issuance of convertible notes	-	32,500
Proceeds from share issuance	477,611	8,894,831
Payments of share issuance costs	-	(272,810)
Net cash provided by financing activities	690,684	9,547,002

Net changes in cash and equivalents	(532,089)	533,688

Cash and equivalents at beginning of the year	567,030	33,342

Cash and equivalents at end of the year	$34,941	$567,030

SUPPLEMENTAL CASH FLOW INFORMATION
	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid in interest	$2,521	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation reversal - forfeiture	$31,977	$786,271
Stock-based compensation, related party	$1,887,737	$3,799,141
Consulting expenses – shareholder compensation	$29,997	$-
Change in fair value of derivative liability	$440,065	$15,091,477
Derivative write-off of expired warrants	$34,530	$-
Conversion of convertible debt	$-	$476,509
Change in fair value of investments	$32,648	$-
Loss for investment write-off	$430,005	$-
Accounts payable settled for stock issuance	$251,499	$-
Loss on impairment of intangible	$2,625,000	-

The accompanying notes are an integral part of these consolidated financial statements.

MetaWorks Platforms, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock Number of Shares (#)	Common Stock Dollar Amount ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Non- Controlling Interest ($)	Total Shareholders’ Equity (Deficit) ($)
Balance, December 31, 2020	35,426,033	35,425	7,895,335	(13,323,375)	(333,415)	(5,726,030)
Stock-based compensation	-	-	786,271	-	-	786,271
Stock-based compensation, related party	-	-	3,799,140	-	-	3,799,140
Other share issuances for cash	11,600,000	11,600	2,506,486	-	-	2,518,086
Options exercised	325,000	325	32,175	-	-	32,500
Warrants exercised	11,221,250	11,221	19,895,861	-	-	19,907,082
Debt conversion	7,918,300	7,919	468,590	-	-	476,509
Private placement for cash	6,868,847	6,869	4,297,284	-	-	4,304,153
Deconsolidation				824,041	350,942	1,174,983
Net loss for the year	-	-	-	(22,749,050)	(912,269)	(23,661,319)
Balance, December 31, 2021	73,359,430	73,359	39,681,142	(35,248,384)	(894,742)	3,611,375

Stock-based compensation	-	-	(31,977)	-	-	(31,977)
Stock-based compensation, related party	-	-	1,855,233		-	1,855,233
Prior period adjustment – to correct error in share based compensation	-	-	-	32,504	-	32,504
Other share issuances for cash	2,813,593	2,814	441,297	-	-	444,111
Shares issuances for services	239,623	239	29,758			29,997
EnderbyWorks shares issued to minority shareholders	-	-	-	-	4,900	4,900
Derivative liability write-off for expired warrants	-	-	34,530	-	-	34,530
Debt conversion	1,568,847	1,569	220,820	-	-	222,389
Private placement for cash	163,573	164	33,336	-	-	33,500
Net income/(loss) for the year	-	-	-	(6,212,287)	8,122	(6,204,165)
Balance, December 31, 2022	78,145,066	78,145	42,264,139	(41,428,167)	(881,720)	32,397

The accompanying notes are an integral part of these consolidated financial statements.

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

1. NATURE AND CONTINUANCE OF OPERATIONS

MetaWorks Platforms, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 20, 2010, under its previous name Redstone Literary Agents, Inc., with an authorized capital of 75,000,000 common shares, having a par value of $0.001 per share. During the period ended December 31, 2010, the Company commenced operations by issuing shares and developing its publishing service business, focused on representing authors to publishers.

On August 1, 2017 the company incorporated a Nevada subsidiary, AppCoin Innovations (USA) inc., which will be used to operate the Company’s business of providing blockchain consulting services.

On February 14, 2018, we effected a name change for our subsidiary from “AppCoin Innovations (USA) Inc.” to “ICOx USA, Inc.”

On November 28, 2018, we incorporated a new Delaware subsidiary, Cathio, Inc, to provide blockchain technology opportunities to the Catholic community. Cathio was dissolved on October 20, 2020.

On November 28, 2018, we incorporated a new Delaware subsidiary, GN Innovations, Inc. to provide blockchain technology opportunities to the sports and entertainment industry by working with large and well-established brands.

Effective December 5, 2018, we effected a name change for our subsidiary from “GN Innovations, Inc.” to “GNI, Inc.”

Effective February 6, 2019, we effected a name change for our subsidiary from “GN1, Inc.” to “sBetOne, Inc.”. On August 12, 2021, the Company’s subsidiary sBetOne, Inc. (“sBetOne”) entered into a business combination with a related party, VON Acquisition Inc. (“VON”), whereby sBetOne became a wholly owned subsidiary of VON.

On September 3, 2019, the Company changed its name from “ICOx Innovations Inc.” to “CurrencyWorks Inc.” and a subsidiary of the Company changed its name from “ICOx USA, Inc.” to “CurrencyWorks USA Inc.”.

On June 22, 2021, we incorporated a new Delaware subsidiary, Motoclub LLC, to create a marketplace for digital automotive collectibles.

On June 22, 2021, we incorporated a new Delaware subsidiary, EnderbyWorks, LLC, (“EnderbyWorks”) to create a direct-to-consumer, feature-length film viewing and distribution platform delivering feature-length films and digital collectible entertainment content as NFTs.

On August 24, 2022, the Company changed its name from CurrencyWorks Inc. to MetaWorks Platforms, Inc.

The Company’s business model is to provide a turnkey set of services to develop and integrate Web 3.0 / Metaverse technologies, NFT, blockchain, and cryptocurrency technologies. The Company’s services include strategic planning, project planning, structure development and administration, business plan modeling, technology development support, whitepaper preparation, due diligence reporting, governance planning and management, and movie distribution.

Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $41,428,167 and $35,248,384 as of December 31, 2022 and December 31, 2021, respectively, and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and proceeds from the issuance of its stock.

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

1. NATURE AND CONTINUANCE OF OPERATIONS (CONT’D)

The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principals generally accepted in the United States if America of (“US.GAAP”) as found in the Accounting Standards Codification (“ASC”), and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and are expressed in US Dollars. The consolidated financial statements should be read in conjunction with the notes contained herein as part of the Company’s Annual Report in its Form 10-K filing under the Securities Exchange Commission.

Reclassification

Certain reclassifications have been made to prior periods to conform with current reporting.

Basis of Consolidation

The consolidated statements include the accounts of the Company and its subsidiaries. CurrencyWorks USA Inc. (formerly ICOx USA, Inc.) is a wholly owned subsidiary. MotoClub and EnderbyWorks, LLC are majority-owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

The most significant estimates made by management in the preparation of the financial statements relate to the estimates used to calculate the fair value of certain liabilities, the derivative liability, present value of note payable and note receivable, the valuation of the investments and any impairment and the net book value of long-lived assets. Management bases its estimates on historical experience and on other various assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from such estimates under different assumptions and conditions.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments, such as cash on account with commercial banks, certificates of deposit or money market funds that are readily convertible to known amounts of cash and have original maturities of three months or less. All cash balances are held by major banking institutions.

Contingent Liabilities:

The Company accounts for its contingent liabilities in accordance with ASC No. 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

With respect to legal matters, provisions are reviewed and financial information is adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2022 and 2021, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2022 or 2021, and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2022 or 2021.

We are subject to taxation in the U.S. and the state of California. The Company’s tax returns for tax years from 2019 to recent filings remain subject to potential examination by the tax authorities.

Accounts Receivable

In considering the collectability of accounts receivable, the Company takes into account the legal obligation for payment by the customer, as well as the financial capacity of the customer to fund its obligation to the Company. The carrying amount of accounts receivable represents the maximum credit exposure on this balance.

Accounts receivable balances relate to the consulting services business and are reported at their net realizable value. From management’s best estimate there is no allowance for doubtful accounts at December 31, 2022 and December 31, 2021. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected and would directly write-off these balances. Management considers a number of factors, including the age of the receivables, which is often less than 60 days, current economic conditions and other information management obtains regarding the financial condition of customers. The policy for determining the past due status is based on the contractual payment terms of each customer. Once collection efforts by the Company are exhausted, the determination for directly writing off uncollectible receivables is made.

Earnings per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted EPS on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants or stock options (Note 10 and Note 16 respectively). Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

On December 31, 2022 the Company had no convertible debt outstanding, warrants exercisable to 19,807,614 shares of common stock and stock options exercisable to 9,513,555 shares of common stock. On December 31, 2021 the Company had no convertible debt outstanding, warrants exercisable to 18,102,771 shares of common stock and stock options exercisable to 4,759,995 shares of common stock. For both years the effect of exercisable options and warrants is anti-dilutive and they have been excluded from dilutive EPS.

Stock-Based Compensation

The Company has adopted FASB guidance on stock-based compensation. Under ASC 718-10-30-2 Stock Compensation, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. The fair value of the options is calculated using the Black Scholes valuation model (Note 16).

The Company has issued stock options to employees and non-employees. Stock options granted to non-employees for services or performance not yet rendered would be expensed over the service period or until the goals had been reached. Stock options granted to employees are expensed over the vesting period of the options. The fair value of stock options is determined on the grant date.

Forfeitures of options are recognized as they occur. Compensation cost previously recognized is reversed on the date of forfeiture for any options that are forfeited prior to the completion of the requisite service period or vesting period.

Cancellation of an award accompanied by the concurrent grant of (or offer to grant) a replacement award of other valuable consideration is accounted for as a modification of the terms of the canceled award. The total compensation cost measured on the date of a cancellation and replacement id the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered (or has already been rendered) at that date plus the incremental cost resulting from the cancellation and replacement.

A cancelation of an award that is not accompanied by the concurrent grant of (or offer to grant) a replacement award of other valuable consideration is accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost is recognized on the cancellation date.

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Fair Value of Financial Instruments

The fair value is an exit price representing the amount that would be received to sell an asset or required to transfer a liability in an orderly transaction between market participants. As such, fair value of a financial instrument is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

The Company’s financial instruments consist of equity investments, note receivables, derivative liabilities and notes payable.

When determining fair value, whenever possible, the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2022, and 2021, the Company did not have any level 1 or 2 financial instruments. On December 31, 2022 and 2021 the company’s level 3 financial instruments were derivative liabilities for warrants issued and outstanding that were not indexed to the Company’s stock, notes payable and notes receivable valued at their present values and equity investments in other entities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at December 31, 2022.

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level2)		Significant Unobservable Inputs (Level3)
Assets	$		$		$
Notes Receivable		-		-		1,250,000
Investments, related party		-		-		627
Total		-		-		1,250,627

Liabilities
Notes Payable		-		-		215,465
		-		-		215,465

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at December 31, 2021.

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level2)		Significant Unobservable Inputs (Level3)
Assets	$		$		$
Notes Receivable		-		-		1,250,000
Investments, related party		-		-		480,780
Total		-		-		1,730,780

Liabilities
Derivative Liabilities		-		-		474,595
		-		-		474,595

Derivative Liabilities

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the consolidated balance sheet. In accordance with ASC 815-40, Derivatives and Hedging – Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity if it is indexed to the Company’s equity and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity in general when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations. As of December 31, 2022 and 2021, the Company had warrants that were classified as liabilities and warrants that were classified as equity.

Some of the warrants issued by the Company have strike prices denominated in Canadian dollars (“CAD”). The Company’s functional currency is USD. In accordance with ASC 815 and EITF Issue No. 07-5, when the strike price of warrants is denominated in a currency other than an entity’s functional currency, the warrants would not be considered indexed to the entity’s own stock and would consequently be evaluated for a derivative liability under the conditions that the strike price is indexed to a foreign currency. The derivative liability associated with these warrants was valued on the date of issuance and is revalued at each reporting period.

Digital assets

The Company applies accounting for digital assets in accordance with the AICPA Practice Aid “Accounting for and Auditing of Digital Assets”, the guide is dated as of June 30, 2022, and the SEC issued Staff Accounting Bulletin No. 121, which is effective for periods after June 15, 2022, which are the current nonauthoritative guidance for accounting for digital assets under U.S. generally accepted accounting principles (GAAP). The AICPA Practice Aid is non-authoritative guidance that represents the views of the Digital Assets Working Group and AICPA staff. There is currently no official pronouncement or authoritative guidance on accounting for digital assets and digital asset transactions. Accordingly digital assets that lack physical substance meet the definition of intangible assets and would generally be accounted for under FASB ASC 350, Intangibles — Goodwill and Other. The obligation to safeguard those assets is recorded as a liability at the fair value. The Company holds no digital assets on December 31, 2022, and 2021. Though its business is in the development of digital asset platforms and the creation of non-fungible tokens, digital asset balances are not regularly used to conduct transactions or held during the year.

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Revenue recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the Company satisfies a performance obligation

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both.

When determining the transaction price, the Company also considers the effects of all of the following:

● Variable consideration

● Constraining estimates of variable consideration

● The existence of a significant financing component in the contract

● Noncash consideration

● Consideration payable to a customer

The Company generates revenues from three main sources, NFT sales, consulting services, and movie distribution.

Consulting Services

Consulting Service revenue is derived from providing professional knowledge and skills for creation of digital assets platforms and advisory services to third-party customers. The contract and performance obligations are created based on the needs of the customer and the abilities of the Company to provide the required services. The allocation of the transaction price to the individual performance obligations in the contract may be specified by task or by phase depending on the work being done. Revenue is recognized upon completion of the performance obligations. Revenues from ongoing services are recognized ratably over the related period. Revenue is recognized for the creation of software and web-based platforms upon completion and delivery.

NFT Revenue

NFT revenue is derived from the sale of NFTs. These NFTs are created by the Company’s subsidiaries and are sold through an online sales platform or through an auction. Revenue is recognized when the Company transfers the ownership of the NFT to the customer.

Movie Distribution Revenue

Movie distribution revenue is derived from the use of the Company’s intangible asset (Note 7). Revenues earned to date are from nonrefundable minimum guaranteed payments and, were recognized on the date distribution rights were granted to the purchaser. Future revenues may be recognized from revenue generated by the purchaser or by additional distribution sales.

Funds received for unearned revenue are recognized as deferred revenue on the consolidated balance sheet and are recognized as revenue upon completion of milestones or specified tasks.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting, and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management has not yet evaluated the impact that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures.

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

3. CONCENTRATION AND CREDIT RISK

Financial instruments which potentially subject the Company to credit risk, consist principally of cash. Cash is maintained with a major financial institution in the USA that is creditworthy. The Company maintains cash in a bank account insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC). At December 31, 2022 and 2021, no cash balances were in excess of federally insured limits.

During the year ended December 31, 2022, two customers individually made up 10% or more of total revenue. Their balances amounted to $1,520,750; $1,250,000 was generated from the movie distribution sale and $270,750 from consulting services. During the year ended December 31, 2021, there were no customers that individually accounted for 10% (or more) of total revenue. During the year ended December 31, 2022, two customers individually made up 10% or more of total accounts receivable, their balances amounted to $165,750. There was no accounts receivable balance on December 31, 2021.

4. ACCOUNTS RECEIVABLE

As at December 31, 2022, the Company had outstanding accounts receivables of $167,213 compared to $0 as at December 31, 2021.

5. PREPAID EXPENSES

For the years ended December 31, 2022 and 2021, prepaid expenses was comprised of:

	December 31,	December 31,
	2022	2021
Prepaid expenses	$24,896	$27,500
Prepaid insurance	-	60,791
	$24,896	$88,291

During 2021, the Company entered into a relationship with an unrelated entity to acquire common stock under a subscription agreement. The Company would advise it on blockchain technology, permitting it to expand its marketing business, and in return the entity would provide marketing services. On December 31, 2022, a total of $57,500 payments were made on deposit for the purchase of these shares, the relationship was evaluated as unbeneficial to the Company, it decided to expense these payments and terminate the arrangement. There was no obligation or penalty should either party choose to terminate the relationship. During the year ended December 31, 2022, the entity provided marketing services. As a result, the deposit of $57,500 was expensed on December 31, 2022, as a marketing expense.

6. NOTES RECEIVABLE – RELATED PARTY

Effective as of May 5, 2021, we loaned $400,000 to Fogdog Energy Solutions Inc. (“Fogdog”) pursuant to convertible promissory note. The note bears interest at a rate of 4% per annum and was due on May 5, 2022. The note was not repaid nor converted by the Company as at the reporting date and is now payable on demand. Under certain conditions as outlined in the promissory note, the Company may convert the outstanding loan into Fogdog’s common stock.

Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog pursuant to convertible promissory note. The note bears interest at a rate of 10% per annum and comes due on August 20, 2027. The note may not be prepaid without the written consent of the Company. Accrued interest for both Fogdog note receivables total $142,493 and $24,773 on December 31, 2022 and 2021, respectively. Our Chief Financial Officer, Secretary and Treasurer, Swapan Kakumanu, is a director, chief financial officer and a shareholder of Fogdog.

On March 15, 2023, the Company and FogDog agreed to an extension of terms on both notes, the $400,000 note had its maturity dated extended to December 31, 2024 and the $850,000 note had its maturity date extended to December 31, 2028.

7. INTANGIBLE ASSET

On July 6, 2021, the Company, through EnderbyWorks, LLC, acquired rights to a movie for a period of 10 years for $3,000,000. This acquisition is linked to a project for movie related NFTs. The asset was amortized straight-line basis, based on a 10-year estimated life. The Company was to generate revenues from the resale of the distribution rights over the period of ten years. The Company entered a sales contract on November 15, 2021, to sublease these rights to a movie distributor resulting in revenues during 2022 of $1,250,000. Future revenues are dependent on a percent of gross receipts from movie-related sales after distribution expenses are deducted. The film was released on May 27, 2022. Projected future cash flow from this asset could not be determined on December 31, 2022, and the Company decided to fully impair the asset, resulting in a loss on impairment of intangible assets of $2,625,000.

	Estimated life in years	December 31, 2022	December 31, 2021

Intangible asset	10	$3,000,000	$3,000,000
Less:
Impairment		(2,625,000)	-
Accumulated amortization		(375,000)	(75,000)
Intangible assets, net		$-	$2,925,000

Beginning accumulated amortization		$75,000	$-

Amortization expense		300,000	75,000

Ending accumulated amortization		$375,000	$75,000

8. INVESTMENTS, RELATED PARTY

On November 20, 2017, the Company entered into an agreement with WENN Digital to provide a loan. Upon acceptance of the loan agreement WENN Digital agreed to issue 375,000 common shares at $0.0001 per share, for a total investment of $37.

On August 12, 2021, the Company’s subsidiary sBetOne entered into a business combination with a related party, VON Acquisition Inc. (“VON”) whereby the Company exchanged its equity interest in sBetOne for equity interest in VON. The Company received 5,902,174 common shares or 6.31% of the total outstanding common shares of VON as at the date of the business combination. The transition from having a 59.02% ownership in sBetOne to having a 6.31% ownership in VON has led the Company to deconsolidate sBetOne from the Company’s financial statements and record the ownership of VON as an investment. The common shares were valued at $0.10 CAD per share based on the most recent sales of VON’s stock. The investment in VON is an investment in a related party, due to the Company and VON sharing key management in 2022. The investment in VON was revalued on September 30, 2022 due to the change in the foreign currency exchange rate.

During the year ended December 31, 2021, the sBetOne carrying amount in liabilities of $824,041 and loss in NCI of $350,942 were removed from the Company and converted into shares of VON, resulting in a gain of $120,478 upon deconsolidation of sBetOne recorded in other income.

At the conclusion of the exchange of VON’s shares for sBetOne’s shares, to reflect a reasonable value for shares held in sBetOne, the Company wrote-off previously held value attributable to the VON share price, resulting in sBetOne’s shares being held at par. SBetOne’s par value per share of common stock is $0.0001. 5,902,174 sBetOne shares were held by the Company on December 31, 2022, which resulted in the investment in sBetOne being valued at $590.

	December 31,	December 31,
	2022	2021
Investments, related party – WENN	$37	$480,780
Investment, related party – sBetOne, LLP	590
	627	480,780

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

9. NOTES PAYABLE

On June 14, 2022, the Company issued a promissory note payable for $117,000 (“Note A”). The promissory note is unsecured, payable on demand, and was set to mature on August 13, 2022. The promissory note bears interest at a rate per annum equal to the Bank of Canada’s Prime rate. On August 9, 2022, a promissory note extension was signed, extending the maturity date of the note payable to February 14, 2023. Accrued interest of $2,289 was outstanding as at December 31, 2022.

On November 8, 2022, the Company entered into a promissory note (“Note B”) agreement to raise $116,760. The Note has a discount of $12,510 and fees of $4,250, resulting in net proceeds of $100,000. The Note is unsecured, has a one-time interest charge of $14,011, and matures on November 8, 2023. The Note total of $130,771 (including principal, interest, and fees) will be repaid in ten payments, each in the amount of $13,077 with the first payment due on December 30, 2022, and nine subsequent payments each month thereafter with a five-day grace period with respect to each payment.

In the event of a default, the Note is convertible into shares of common stock of the Company. In a default situation, the holder of the Note has the right to convert all or any part of the unpaid balance of the Note into shares of common stock of the Company, at a conversion price that is equal to the lowest trading price for the shares of common stock during the twenty-five trading days prior to the conversion date. Upon the occurrence and during the continuation of any event of default, the Note would immediately become due and payable and, if the Company wishes to repay the Note in cash, the Company would pay an amount equal to 200% of the then outstanding unpaid amounts owed. The first payment of $13,077 was due and paid on December 31, 2022. Debt discount amortization and prepaid legal fees and amortization amounted to $2,043 and $691, respectively during the year ended December 31, 2022.

During the year ended December 31, 2022 the Company incurred interest expense for these notes which total $6,601.

10. DEFERRED REVENUE

Prior to December 31, 2022, the Company received $77,700 cash from customers as deposits for work to be performed. On December 31, 2022, the products had not been delivered to the customers, therefore the deposits have been recorded as deferred revenue. Deferred revenue was $77,700 and $0 on December 31, 2022 and 2021, respectively. See Note 2 for additional information on our revenue recognition policy.

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

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

12. RELATED PARTY TRANSACTIONS

On January 22, 2018, the Company appointed James Geiskopf as Lead Director. As of December 31, 2022 and 2021, the Company had accounts payable and accrued expenses owing to this related party of $6,302 and $0, respectively.

On April 1, 2021, the Company appointed Cameron Chell as Executive Chairman. As of December 31, 2022 and 2021, the Company had accounts payable and accrued expenses owed to this related party of $567 and $30,000, respectively.

On August 1, 2022, the Company appointed Scott Gallagher as President. As of December 31, 2022 and 2021, the Company had accounts payable and accrued expenses owing to this related party of $10,000 and $0.

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. As of December 31, 2022 and 2021, the Company had accounts payable and accrued expenses owed to this related party of $1,688 and $20,000 respectively.

On October 9, 2017, the Company signed an agreement with a company owned by Swapan Kakumanu to provide accounting services. As of December 31, 2022 and 2021, the Company had accounts payable and accrued expenses owed of $25,000.

On May 5, 2021, the Company loaned Fogdog $400,000 of which our CFO is a director, chief financial officer and shareholder (Note 6). Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog pursuant to convertible promissory note (Note 6). As of December 31, 2022 and 2021, the Company had total outstanding notes receivable from Fogdog of $1,250,000. Accrued interest for both loans total $142,493 and $24,773 as at December 31, 2022 and 2021.

13. DERIVATIVE LIABILITIES

On June 12, 2022, 2,108,750 warrants expired. The derivative liabilities related to expiring warrants were revalued at USD $34,530, resulting in a loss of $135,978, related to the change in fair market value of the derivative liabilities. The Black-Scholes Options Pricing Model is used to value the derivative liability. The following are key weighted average assumptions for the valuation of expired warrants on June 12, 2022. Upon expiry, $34,350 of derivative liability was written off against additional-paid-in-capital.

June 12, 2022
Related outstanding warrants	2,108,750
Number of underlying shares for outstanding warrants	2,108,750
Stock price	$0.12
Exercise price	$0.10
Volatility	25.81%
Risk-free interest rate	1.10%
Expected dividend yield	0%
Warrant remaining life in years	0
Black Scholes fair value per option	$0.02 CAD

The derivative liability revaluation on December 31, 2022 resulted in a gain in the amount of $440,065. The derivative liability on December 31, 2022, and 2021 was $0 and $474,595, respectively. The revaluation of the derivative liability for unexpired warrants on December 31, 2022, resulted in a zero value, due to the decline in the Company’s stock price. The expected life of the warrants was greater than the Company’s historical stock information available, therefore, the Company determined the expected volatility based on price fluxions of comparable public companies. The following are key weight average assumptions for the valuation of warrants exercisable into common stock for the years ended December 31, 2022 and 2021. These warrants expire on February 4, 2023.

	December 31, 2022	December 31, 2021
Related outstanding warrants	7,900,000	7,900,000
Number of underlying shares for outstanding warrants	7,900,000	7,900,000
Stock price ($CAD)	$0.04	$0.34
Exercise Price ($CAD)	$0.75	$0.75
Expected volatility	158.73%	54.03%
Risk-free interest rate	4.41%	0.34%
Expected dividend yield	0%	0%
Warrant remaining life in years	0.0	0.1
Black Scholes fair value per option	$-	$-

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

14. WARRANTS

The Company granted 3,813,593 and 18,494,021 common stock warrants, during the year ended December 31, 2022 and 2021, respectively. During 2022 warrant holders did not exercise any warrants, and 2,108,750 warrants expired. The weighted average exercise price of warrants outstanding on December 31, 2022, is $0.6033, and the weighted average remaining contractual life is 0.90 years. During 2021 warrant holders did not exercise any warrants, and 11,721,250 warrants expired. The weighted average exercise price of warrants outstanding on December 31, 2021, is $0.7088, and the weighted average remaining contractual life is 0.10 years.

A portion of outstanding warrants are denominated in a currency other than the Company’s functional currency. The fair value of each of these warrants is estimated using the Black-Scholes valuation method, see Note 13.

Since the expected life of the warrants was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

The following table summarizes changes in warrants outstanding in each year:

	December 31, 2022	December 31, 2021
Outstanding at beginning of year	18,102,771	11,330,000
Issuances	3,813,593	18,494,021
Expirations	(2,108,750)	(11,721,250)
Outstanding at end of year	19,807,614	18,102,771
Weighted Average Price	$0.6033	$0.7088

15. SHARE CAPITAL

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

On November 29, 2021, the Company converted shares for services rendered where 51,217 units were issued.

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

On December 31, 2021, there were 11,721,250 warrants exercised for common shares.

On January 28, 2022, the Company issued 244,139 common shares at $0.2048 USD per share for a total value of $50,000 USD, $33,500 USD of the share issuance value was a private placement for cash and $16,500 USD of the share issuance value was for vendor payable debt conversion.

On January 28, 2022, the Company completed a debt conversion where 488,281 common shares were issued at a price of $0.2048 USD per share for a total value of $100,000 USD.

On January 28, 2022, the Company issued 1,221,001 common shares for $200,000 USD cash at a price of $0.1638 USD per share.

On February 11, 2022, the Company issued 47,614 common shares for services rendered to the Company. The common shares were issued at a price of $0.21 USD per share, for a total value of $9,999 USD.

On February 28, 2022, the Company issued 2,592,592 common shares at a price of $0.135 USD per share for total a total value of $350,000 USD, $244,111 USD of the issuance value was for cash and $105,889 USD of the issuance value was for vendor payable debt conversion.

On May 9, 2022, the Company issued 83,325 common shares for services rendered to the Company at a price of $0.12 USD per share, for a total value of $9,999 USD.

On August 31, 2022, the Company issued 108,684 common shares for services rendered to the Company at a price of $0.092 USD per share, for a total value of $9,999 USD.

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

16. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that our board of directors may grant options to acquire common shares of the Company at not less than 100% of the greater of: (i) the fair market value of the shares underlying the options on the grant date and (ii) the fair market value of the shares underlying the options on the date preceding the grant date at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. On April 26, 2021, the maximum number of options available for grant was increased to 13,300,000 shares. On December 31, 2022, there are 12,730,000 stock options issued and outstanding. On December 31, 2022, there are 570,000 unused stock options.

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

On September 6, 2022, 130,000 stock options held by a consultant were forfeited.

On August 26, 2022, the Company granted a total of 8,300,000 stock options to officers and directors of the Company. The stock options are exercisable at the exercise price of $0.09 per share for a period of ten years from the date of grant. The stock options have a fair value of $0.0780 and are exercisable as follows:

(i)	1/2 the date of the grant; and
(ii)	1/2 on the first anniversary date;

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

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

16. STOCK-BASED COMPENSATION (CONT’D)

Stock-based compensation expense recognized for the years ended December 31, 2022 and 2021 were $1,855,761 and $4,585,412, respectively. Stock options granted are valued at the fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Years Ended December 31,
	2022	2021
Share price	$0.09	$0.34
Exercise price	$0.09	$0.10-3.19
Time to maturity (years)	10	5-10
Risk-free interest rate	3.04%	0.79%-1.74%
Expected volatility	89.92%	62.10%-112.45%
Dividend per share	$0.00	$0.00
Forfeiture rate	-	-

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2021	8,301,666	0.79	0.86	8.1
Granted	9,300,000	0.08	0.09	9.7
Forfeited	(180,000)	1.65	1.78	8.3
Cancelled	(4,691,666)	1.04	1.12	8.1
Options outstanding, December 31, 2022	12,730,000	0.17	0.19	8.6
Options exercisable, December 31, 2022	9,513,555	0.18	0.20	7.8

As vesting conditions are not wholly dependent on the employee and there is no timeline for them, for accounting purposes, the fair value is calculated and the expense is recognized upon the achievement of the milestones.

Nonvested options are valued at the date of the grant at the fair value of the common stock and are expensed over the vesting period. As at the grant date of the nonvested options, the fair value of the common stock was based upon the issuance of the founder shares at $0.0001 per share.

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

17. INCOME TAXES

For the fiscal years 2022 and 2021, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2022 and 2021, the Company had net operating loss carry forwards of approximately $3,897,793 and $2,890,509, respectively. The carry forwards expire through the year 2042. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, which reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. We used 21% as an effective rate. The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes (2018 – 21%)), as follows:

	For the years ended December 31,
	2022	2021
Net operating loss before taxes	$(6,212,287)	$(22,749,050)
Federal income tax rate	21%	21%
Tax expense (benefit) at the statutory rate	(1,304,580)	(4,777,301)
Non-deductible items
Tax effect of stock-based compensation (non-qualifying options)	389,710	962,936
Change in Derivatives	(92,414)	2,892,085
Change in valuation allowance	1,007,284	922,280
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities. The tax effect of significant components of the Company’s deferred tax assets at December 31, 2021 and 2020, respectively, are as follows:

	2022	2021
Deferred tax asset:
Net operating loss carry forwards	$3,897,793	$2,890,509
Total gross deferred tax assets	3,897,793	2,890,509
Less: Deferred tax asset valuation allowance	(3,897,793)	(2,890,509)
Total net deferred tax assets	$-	$-

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

The returns filed from the year 2019 going-forward are subject to examination by the IRS.

18. NON-CONTROLLING INTEREST

On April 1, 2019, the Company transferred 2,000,000 of its shares in sBetOne to a third-party and cancelled 1,097,826 of its shares. Additionally, 2,097,826 shares of sBetOne were issued to third-parties, reducing the Company’s ownership in this subsidiary to 59.02%.

On March 15, 2023, the Company signed an agreement with its partner in the jointly owned subsidiary EnderbyWorks, LLC to become the 100% owner of the company. The agreement includes a secured promissory note of $1,828,000 from the partner to MetaWorks with an interest rate of 8% due and payable on July 6, 2024. There is also a royalty clause on the existing assets that EnderbyWorks will pay the former partner 50% of the first $6,000,000 in Net Revenue.

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

18. NON-CONTROLLING INTEREST (CONT’D)

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

On June 22, 2021, the Company incorporated a new Delaware subsidiary, EnderbyWorks, LLC, in which the Company owns 51%. The Company also has an 80% ownership in Motoclub LLC.

The following table sets forth a summary of the changes in non-controlling interest:

	December 31, 2022	December 31, 2021
Non-controlling interest beginning of the year	$(894,742)	(333,415)
Issuance of shares by EnderbyWorks, LLC	4,900	-
Net income	8,122	(912,269)
Deconsolidation	-	350,942
Non-controlling interest at December 31, 2022	$(881,720)	(894,742)

20. SUBSEQUENT EVENTS

On January 31, 2023, the Company signed an amendment to the $117,000 note payable with an initial agreement entered into on June 24, 2022. This amendment extends the maturity date of the loan from February 14, 2023 to February 14, 2024 at an interest rate equal to the Bank of Canada’s Prime rate plus 3%.

On February 10, 2023, the Company completed a private placement for 6,500,000 shares at a price of $0.05 per share for total gross proceeds of $325,000.

On March 7, 2023, the Company issued 1,000,000 common shares for services rendered to the Company. The common shares were issued at a price of $0.10 USD per share, for a total value of $100,000 USD.

On March 15, 2023, the Company and FogDog agreed to an extension of terms on both the loan and note payable extending the respective maturity dates to December 31, 2028 and December 31, 2024.

On March 15, 2023, the Company signed an agreement with its partner in the jointly owned subsidiary EnderbyWorks, LLC to become the 100% owner of the company. The agreement includes a secured promissory note of $1,828,000 from the partner to MetaWorks with an interest rate of 8% due and payable on July 6, 2024. There is also a royalty clause on the existing assets that EnderbyWorks will pay the former partner 50% of the first $6,000,000 in Net Revenue.

The Company has evaluated events occurring subsequent to December 31, 2022 through the date these financial statements were issued and noted no additional items requiring disclosure.

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

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting. Our principal executive officer and our principal financial officer have assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report on Form 10-K based on the criteria for effective internal control described Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission 2013. Based on this assessment, our principal executive officer and our principal financial officer have concluded our internal control over the financial reporting is not effective due to the following material weaknesses, which existed as of December 31, 2022:

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

Changes in Internal Control over Financial Reporting during the Fourth Quarter of 2022

During the fourth quarter ended December 31, 2022, there were no changes to our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 15, 2023, the Company signed a settlement agreement and release with Enderby Entertainment, Inc., its partner in the jointly owned subsidiary EnderbyWorks, LLC to become the 100% owner of the company. In order to account for former partner’s owing the Company $1,828,000 pursuant to a certain limited liability company agreement relating to EnderbyWorks, LLC, among other things, the former partner agreed to issue the Company a secured promissory note of $1,828,000 (the “Note”) with an interest rate of 8% due and payable on July 6, 2024 and the former partner forfeited its 49% membership interest in EnderbyWorks, LLC, resulting in the Company becoming the 100% owner of EnderbyWorks, LLC. The agreement also contains a royalty clause on the existing assets that EnderbyWorks will pay the former partner 50% of the first $6,000,000 in certain net revenue of EnderbyWorks, LLC, which will be offset against amounts due under the Note.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals serve as our directors and executive officers. All of our directors hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified, or until their death, resignation or removal. Our executive officers are appointed by our board of directors and hold office until their death, resignation, or removal from office.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Scott Gallagher	President	56	September 7, 2022
Swapan Kakumanu	Chief Financial Officer, Secretary and Treasurer	53	December 4, 2018
Cameron Chell	Chairman and Director	54	August 21, 2017
James P. Geiskopf	Lead Director	63	August 28, 2014
Edmund C. Moy	Director	65	February 9, 2018
Shelly Murphy	Director	51	June 17, 2021

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Scott Gallagher

On September 7, 2022, Scott Gallagher was appointed as the president of the Company.

Mr. Gallagher is a seasoned public company executive with over 25 years’ experience in the public markets. In 2000, Mr. Gallagher started his first company, About Face Communications, LLC, representing several private and publicly traded companies. In 2002, he acquired control of FTS Group (“FTS”) as its Chairman, CEO, and largest shareholder. During this time, FTS grew from a startup to generating record sales growth before being sold to an investor group. In 2008, he was appointed Chairman and CEO of TheDirectory.com, Inc. He remains Chairman of the company. Since taking the Chairman position, TheDirectory.com has materially grown revenue and completed both financing and acquisitions.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended December 31, 2022 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Cameron Chell	1	2	Nil
Swapan Kakumanu	1	3	Nil
Scott Gallagher	1	1	Nil
James P. Geiskopf	1	3	Nil
Edmund C. Moy	1	3	Nil
Shelly Murphy	1	1	Nil

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2022;
(b)	each of two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2022; and
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2022,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company for the years ended December 31, 2022 and 2021 are set out in the following summary compensation table:

Summary Compensation Table – Years Ended December 31, 2022 and 2021

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Scott Gallagher	2022				78,000	(2)			50,000	128,000
President	2021	N/A	N/A	N/A	N/A		N/A	N/A	N/A	N/A

Bruce Elliott	2022	-	-	-	-		-	-	-	-
Former President	2021	-	-	-	435,600	(2)	-	-	-	435,600

Swapan Kakumanu	2022				179,400	(2)			56,000	235,400
Chief Financial Officer Secretary and Treasurer(1)	2021	-	-	-	1,239,600	(2)	-	-	-	1,239,600

Notes:

(1)	On December 4, 2018, Mr. Kakumanu was appointed as the chief financial officer of our company. On September 16, 2020, we appointed Mr. Kakumanu as our secretary and treasurer.
(2)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. See Note 16 of our annual financial statements for the years ended December 31, 2022 and 2021 for a description of the assumptions made in the valuation of these stock options.

Narrative Disclosure to Summary Compensation Table

In connection with the appointment of Scott Gallagher as president, we have entered into an independent consultant agreement dated September 7, 2022. Pursuant to the agreement we have agreed to pay Mr. Gallagher a consulting fee of $10,000 per month. The agreement may be terminated by (i) Mr. Gallagher by providing at least 30 days advance notice in writing, (ii) us by giving at least 30 days advance notice in writing, or (iii) us without notice in the event that Mr. Gallagher: (a) breaches any term of the agreement, (b) neglects the services or any other duty to be performed under the agreement, (c) engages in any conduct which is dishonest, or damages our reputation or standing, (d) is convicted of any criminal act, (e) engages in any act of moral turpitude, (f) files a voluntary petition in bankruptcy, or (g) is adjudicated as bankrupt or insolvent. Mr. Gallagher has also agreed for the term of the agreement not to compete with us in the business of providing services for blockchain initial coin offerings. During the term of the agreement and for a period of one year immediately following the termination or expiration of the agreement, Mr. Gallagher has agreed not to solicit or induce any customer, prospective customer, supplier, sales personnel, employee or independent contractor involved with us to terminate or breach any employment, contractual or other relationship with us, or to otherwise discontinue or alter such third party’s relationship with us.

From December 1, 2019 until his resignation as president of the Company effective September 7, 2022 we paid Bruce Elliott a consulting fee in the amount of $1 per month.

Since October 1, 2017, we have paid Red to Black Inc., a company controlled by Swapan Kakumanu $4,000 per month which was amended to $10,000 per month from February 1, 2018, and to $12,500 per month from April 1, 2021 for providing accounting and controller services. On December 4, 2018, we removed Michael Blum as our chief financial officer in order to accommodate the appointment of Swapan Kakumanu as our chief financial officer in connection with our application to list our common stock on the TSX Venture Exchange. In connection with the appointment of Swapan Kakumanu as chief financial officer, we have entered into an independent consultant agreement dated December 4, 2018 with Swapan Kakumanu whereby we agreed to pay a consulting fee of $5,000 per month. Commencing December 1, 2019, the consulting agreement was amended to pay $1 per month. Commencing February 2021, Mr. Kakumanu’s monthly fee was restored to $5,000 and increased to $10,000 in March 2021. In 2022, to help the Company, Mr. Kakumanu waived his monthly fees starting June 2022, but took a one-time fee of $6,000 in November 2022. Subject to compliance with all applicable securities laws, we also agreed to grant to Mr. Kakumanu stock options in an amount to be determined by our board of directors. The agreement continues for a twelve-month term, which will automatically be renewed unless we provide 30 days prior written notice of our intention to not renew the agreement. The agreement may be terminated by (i) Mr. Kakumanu by providing at least 30 days advance notice in writing, (ii) us by giving at least 30 days advance notice in writing, or (iii) us without notice in the event that Mr. Kakumanu: (a) breaches any term of the agreement, (b) neglects the services or any other duty to be performed under the agreement, (c) engages in any conduct which is dishonest or damages our reputation or standing, (d) is convicted of any criminal act, (e) engages in any act of moral turpitude, (f) files a voluntary petition in bankruptcy, or (g) is adjudicated as bankrupt or insolvent. Mr. Kakumanu has also agreed, for the term of the agreement, not to compete with us in the business of providing services for blockchain initial coin offerings. During the term of the agreement, and for a period of one year immediately following the termination or expiration of the agreement, Mr. Kakumanu has agreed not to solicit or induce any customer, prospective customer, supplier, sales personnel, employee, or independent contractor involved with us to terminate or breach any employment, contractual or other relationship with us, or to otherwise discontinue or alter such third party’s relationship with us.

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

On August 26, 2022 we granted 800,000 stock options to Swapan Kakumanu and 1,000,000 stock options to Scott Gallagher. Each option is exercisable for a period of 10 years at a price of $0.09 per share. The stock options granted to Swapan Kakumanu with one half vesting upon issuance and one half in one year. The stock options granted to Scott Gallagher vest as to one-third on the date of grant, one-third on the first anniversary of the date of grant, and one-third on the second anniversary of the date of grant.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2022:

	Option awards							Stock awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Bruce Elliott	200,000	(1)	-		-	0.10	October 15, 2027	-	-	-	-
Bruce Elliott	266,666	(2)	133,334		-	1.17	February 10, 2031	-	-	-	-
Scott Gallagher	333,333	(3)	666,667			0.09	August 26, 2032	-	-	-	-
Swapan Kakumanu	100,000	(1) (5)	-		-	0.10	October 15, 2027	-	-	-	-
Swapan Kakumanu	1,150,000	(4)	1,150,000	(2)	-	0.09	August 26, 2032	-	-	-	-

Notes:

(1) (2)

The stock options become exercisable as follows: (i) 1/3 upon the date of grant (October 15, 2017); (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date.

The stock options become exercisable as follows: (i) 1/3 upon the date of grant (February 10, 2021); (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date.

(3)	The stock options become exercisable as follows: (i) 1/3 upon the date of grant (August 26, 2022); (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date.
(4)	The stock options become exercisable as follows: (i) 1/2 upon the date of grant (August 26, 2022) and (ii) 1/2 on the first anniversary date.
(5)	These stock options are held by Red to Black Inc., a company controlled by Swapan Kakumanu.

Compensation of Directors

During the year ended December 31, 2022, compensation to directors of our company is set out in the director compensation table below:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Cameron Chell	65,000	-	195,000	(1)(5)	-	-	-	260,000
James P. Geiskopf	81,000	-	171,600	(2)(5)	-	-	-	252,600
Edmund C. Moy	-	-	62,400	(3)(5)	-	-	-	62,400
Shelly Murphy	-	-	39,000	(4)(5)	-	-	-	39,000

(1)	As of December 31, 2022, Mr. Chell owned the following stock options: stock options to purchase 400,000 shares of our common stock at an exercise price of $0.10 per share until October 15, 2027 pursuant to the stock option agreement dated October 15, 2017 and stock options to purchase 2,500,000 shares of our common stock at an exercise price of $0.09 per share until August 26, 2032 pursuant to the stock option agreement dated August 26, 2022.
(2)	As of December 31, 2022, Mr. Geiskopf owned the following stock options: stock options to purchase 400,000 shares of our common stock at an exercise price of $0.10 per share until October 15, 2027 pursuant to the stock option agreement dated October 15, 2017 and stock options to purchase 2,200,000 shares of our common stock at an exercise price of $0.09 per share until August 26, 2032 pursuant to the stock option agreement dated August 26, 2022.
(3)	As of December 31, 2022, Mr. Moy owned the following stock options: stock options to purchase 800,000 shares of our common stock at an exercise price of $0.09 per share until August 26, 2032 pursuant to the stock option agreement dated August 26, 2022.
(4)	As of December 31, 2022, Ms. Murphy owned the following stock options: stock options to purchase 500,000 shares of our common stock at an exercise price of $0.09 per share until August 26, 2032 pursuant to the stock option agreement dated August 26, 2022.
(5)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. See Note 16 of our annual financial statements for the years ended December 31, 2022 and 2021 for a description of the assumptions made in the valuation of these stock options.

On January 22, 2018, we entered into an offer letter with James P. Geiskopf, pursuant to which, among other things, we agreed to pay Mr. Geiskopf $120,000 in annual cash compensation commencing on January 1, 2018. Commencing January 1, 2022, the compensation increased to $15,000 per month. In 2022, to help the Company, Mr. Geiskopf waived his monthly fees starting June 2022, but took a one-time fee of $6,000 in November 2022.

On April 1, 2021, we entered into an agreement with Cameron Chell, pursuant to which, among other things, we agreed to pay Mr. Chell $15,000 per month. Commencing February 1, 2022, the amount was decreased to $10,000 per month. Commencing April 1, 2022, the amount was increased to $15,000 per month. In 2022, to help the Company, Mr. Chell waived his monthly fees starting June 2022.

In connection with the appointment of Edmund C. Moy as a director on February 9, 2018, we entered into an offer letter dated February 9, 2018 with Mr. Moy, pursuant to which, among other things, we agreed to pay Mr. Moy $50,000 in annual cash compensation and grant 100,000 stock options. Effective February 9, 2018, we granted to Mr. Moy 100,000 stock options, which are exercisable at an exercise price of $0.60 per share until February 9, 2028. The stock options become exercisable as follows: (i) 1/3 on the grant date, (ii) 1/3 on the first anniversary of the grant date and (iii) 1/3 on the second anniversary of the grant date. Commencing December 1, 2019, the cash compensation was no longer in effect.

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

On July 22, 2022, the Company cancelled the stock options granted to the directors that had been issued in 2018 and 2021 (1,400,000 stock options from Cameron Chell, 1,150,000 stock options from James P. Geiskopf, 500,000 stock options from Edmund Moy, and 200,000 stock options from Shelly Murphy).

On August 26, 2022, we granted stock options to our directors (2,500,000 stock options to Cameron Chell, 2,200,000 stock options to James P. Geiskopf, 800,000 to Edmund Moy, and 500,000 to Shelly Murphy). Each stock option is exercisable for a period of 10 years at a price of $0.09 per share. The stock options vest as to one-half on the date of grant and one-half on the first anniversary of the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 17, 2023, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our directors, our named executive officers and by our executive officers and directors as a group.

Name	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)(2)
Bruce Elliott	Common Stock	333,333	(3)	*
Scott Gallagher	Common Stock	333,333	(4)	*
Swapan Kakumanu	Common Stock	1,437,857	(5)	1.7%
Cameron Chell	Common Stock	1,863,037	(6)	2.2%
James P. Geiskopf	Common Stock	4,137,857	(7)	4.8%
Edmund C. Moy	Common Stock	401,000	(8)	*
Shelly Murphy	Common Stock	1,150,000	(9)	1.3%
All current executive officers and directors as a group (6 persons)	Common Stock	9,323,084		10.9%

Notes

* Less than 1%.

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2)	Percentage of ownership is based on 85,645,066 shares of our common stock issued and outstanding as of March 17, 2023.
(3)	Consists of 333,333 shares of our common stock underlying 333,333 stock options that are vested or will be vested within 60 days.
(4)	Consists of 333,333 shares of our common stock underlying 333,333 stock options that are vested or will be vested within 60 days.
(5)	Consists of 137,857 shares of our common stock held directly and 50,000 shares of our common stock held by Red to Black Inc., a company controlled by Mr. Kakumanu, 100,000 shares of our common stock underlying 100,000 stock options granted to Red to Black Inc., a company controlled by Mr. Kakumanu that are vested or will be vested within 60 days and 1,150,000 shares of our common stock underlying 1,150,000 stock options granted to Mr. Kakumanu that are vested or will be vested within 60 days.
(6)	Consists of 213 ,034 shares of our common stock held directly, 1,650,000 shares of our common stock underlying 1,650,000 stock options that are vested or will be vested within 60 days.
(7)	Consists of 2,637,857 shares of our common stock and 1,500,000 shares of our common stock underlying 1,500,000 stock options that are vested or will be vested within 60 days.
(8)	Consists of 1,000 shares of our common stock and 400,000 shares of our common stock underlying 400,000 stock options that are vested or will be vested within 60 days.
(9)	Consists of 900,000 shares of our common stock held by GSD Group LLC., a company whose CEO is Ms. Murphy, and 250,000 shares of our common stock underlying 250,000 stock options that are vested or will be vested within 60 days.

Changes in Control

We are unaware of any arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since January 1, 2021, or currently proposed transaction, in which the Company were or are to be a participant and the amount involved exceeds $48,192.72, being the lesser of $120,000 or one percent of the average of its total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

On February 10, 2021, we granted stock options to our former directors (200,000 stock options to Michael Blum and 200,000 to James M. Carter). Each stock option was exercisable for a period of 10 years at a price of $1.17 per share. The stock options were to vest as to one-third on the date of grant, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant. On June 14, 2021, Messrs. Blum and Carter resigned as directors of our company and as of December 31, 2022, Messrs. Blum and Carter owned no stock options of our company.

The Company entered into 7 promissory notes with rate of interest payable at 5% per annum on July 18, 2019, August 9, 2019, September 13, 2019, October 4, 2019, November 19, 2019, December 18, 2019, and January 9, 2020 with Business Instincts Group Inc. (“BIG”). The Company repaid BIG $101,460 of the principal amount owing in the fiscal year ended December 31, 2020. As of March 15, 2023, the Company owed $0 in principal and interest (December 31, 2022 - $0, December 31, 2021 - $28,804 and December 31, 2020 - $414,547). The largest aggregate principal outstanding during the period from January 1, 2021 to December 31, 2022 was $0. No interest was paid in the period from January 1, 2020 to December 31, 2021. Our chairman and director, Cameron Chell, was a director, officer and an indirect shareholder of BIG until January 15, 2021.

We engaged two clients to build out their business models, technology strategy, market entry strategy, and capital structure, including a blockchain platform launch. We signed an agreement with BIG in which 80% of the revenue received is reimbursed to BIG for expenses incurred to meet the performance obligations as outlined above. For the year ended December 31, 2021, we incurred expenses of which $140,000 was payable as at December 31, 2021 to BIG related to these customers. For the year ended December 31, 2022, the Company incurred expenses of $294,000 of which $147,000 was payable as at December 31, 2022 to BIG related to these customers.

Effective as of May 5, 2021, we loaned $400,000 to Fogdog Energy Solutions Inc. pursuant to convertible promissory note. The note bears interest at a rate of 4% per annum and comes due on May 5, 2022. The note may not be prepaid without the written consent of our company. Under certain conditions as outlined in the promissory note, the Company may convert the outstanding loan into common shares. Our chief financial officer, secretary and treasurer, Swapan Kakumanu, is a director, chief financial officer and a shareholder of Fogdog. Accrued interest as at December 31, 2021 is $24,773. Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog Energy Solutions Inc. pursuant to convertible promissory note. The note bears interest at a rate of 10% per annum and comes due on August 20, 2027. The note may not be prepaid without the written consent of our company. Under certain conditions as outlined in the promissory note, we may convert the outstanding loan into common shares. Our chief financial officer, secretary and treasurer, Swapan Kakumanu, is a director, chief financial officer and a shareholder of Fogdog. The largest aggregate amount of principal outstanding during the period for which disclosure is provided and the amount thereof outstanding as of the latest practicable date is $1,250,000. The amount of principal and accrued interest paid during the periods for which disclosure is provided is $nil. Accrued interest as at December 31, 2022 and 2021 is $142,493 and $24,773, respectively.

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

Director Independence

We currently act with four directors consisting of Cameron Chell, James P. Geiskopf, Edmund C. Moy, and Shelly Murphy. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not independent if, among other things, (1) he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation; or (2) he or she accepted or who has a family member who accepted any compensation from our company in excess of $120,000 during any period of twelve consecutive months within the past three years, other than the following: (i) compensation for board or board committee service; (ii) compensation paid to a family member who is an employee (other than an executive officer) of our company; or (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation. Using this definition of independent director, we have three independent directors, James Geiskopf, Edmund C. Moy, and Shelly Murphy.

In addition, James P. Geiskopf, Edmund C. Moy, and Shelly Murphy, the members of our audit committee, have not accepted directly or indirectly any consulting, advisory, or other compensatory fee from our company or subsidiary other than in his or her capacity as a member of the audit committee, our board of directors, or any other board committee, and each member of our audit committee is not a beneficial owner, directly or indirectly, of more than 10% of our common stock and is not an executive officer of our company. Accordingly, they are independent under independence standards applicable to the audit committee of a company whose stock is listed on the Nasdaq Capital Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to our company for the years ended December 31, 2022 and December 31, 2021 for professional services rendered by Haynie & Company, our independent registered public accounting firm:

Fees	2022*		2021
Audit Fees	$53,100	*	$56,313
Audit Related Fees	-		-
Tax Fees	-		-
Other Fees	-		-
Total Fees	$53,100		$56,313

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)
3.4	Articles of Merger dated effective September 3, 2019 (incorporated by reference from our Current Report on Form 8-K, filed on September 9, 2019)
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
3.6	Articles of Merger dated effective August 24, 2022 (incorporated by reference from our Current Form 8-K, filed on August 25, 2022)
3.7	Amended and Restated Bylaws (incorporated by reference from our Annual Report on Form 10-K, filed on April 15, 2022)

Exhibit Number	Description
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)
10.13	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.14	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.15	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.16	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)
10.18	Loan Agreement dated November 20, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)
10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.21	Business Services Agreement dated effective December 29, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 24, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24	Offer Letter dated January 22, 2018 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)

Exhibit Number	Description
10.25	Offer Letter dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.26	2017 Equity Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.27	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.28	Stock Option Agreement dated October 15, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.29	Stock Option Agreement dated October 15, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.30	Stock Option Agreement dated October 15, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.31	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.32	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.33	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.34	Indemnification Agreement dated December 20, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.35	Indemnification Agreement dated December 20, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.36	Indemnification Agreement dated December 20, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.37	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.38	Offer Letter dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.39	Stock Option Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.40	Indemnification Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.41	Offer Letter dated June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.42	Stock Option Agreement dated June 7, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.43	Indemnification Agreement June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.44	Amendment Agreement dated effective as of June 25, 2018 to Business Services Agreement dated October 18, 2017 with Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 29, 2018)
10.45	Loan Agreement dated July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.46	Corporate Guaranty dated July 9, 2018 by Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.47	Amendment No. 2 to Business Services Agreement dated as of July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.48	Loan Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.49	Corporate Guaranty entered into as of August 29, 2018 by Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)

Exhibit Number	Description
10.50	Security Agreement entered into as of August 29, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.51	Security Assignment Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.52	Master Services Agreement dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.53	Software Services Statement of Work dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.54	Amendment No. 3 to Business Services Agreement dated as of October 29, 2018 with Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on October 31, 2018)
10.55	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.56	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.57	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.58	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.59	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.60	2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)
10.61	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 29, 2018)
10.62	Amendment to Independent Consultant Agreement dated December 4, 2018 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2018)
10.63	Master Services Agreement dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.64	Software Services Statement of Work dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.65	Stock Option Agreement dated October 15, 2017 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.66	Stock Option Agreement dated June 8, 2018 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.67	Independent Consultant Agreement dated effective December 4, 2018 with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.68	Indemnification Agreement with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.69	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2019)
10.70	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017 between CurrencyWorks Inc. and Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.71	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated January 22, 2018 between CurrencyWorks Inc. and James P. Geiskopf (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.72	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated February 9, 2018 between CurrencyWorks Inc. and Edmund C. Moy (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.73	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated May 17, 2018 between CurrencyWorks Inc. and James Carter (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.74	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated June 22, 2018 between CurrencyWorks Inc. and Alphonso Jackson (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.75	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017, as amended on November 30, 2018 and July 1, 2019 between CurrencyWorks Inc. and Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.76	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Business Services Agreement dated effective October 18, 2017 as amended on June 26, 2018 between CurrencyWorks Inc. and Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.77	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective December 4, 2018 between CurrencyWorks Inc. and Swapan Kakumanu (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.78	Amendment to Loan Agreement and Termination of Business Services Agreement dated February 7, 2020 with Ryde GmbH and Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 12, 2020)
10.79	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2020)
10.80	Business Services Agreement with Business Instincts Group Inc. dated December 10, 2020 (incorporated by reference from our Current Report on Form 8-K, filed on December 11, 2020)
10.81	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2021)
10.82	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 11, 2021)

Exhibit Number	Description
10.83	Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2021)
10.84	Amended 2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
10.85	Limited Liability Company Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.86	LLC Member Services Master Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.87	Technology Operating and License Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.88	Secured Promissory Note dated July 6, 2021with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.89	Security Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.90	Distribution License Agreement dated July 6, 2021 with EnderbyWorks, LLC and 92 Films, LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.91	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.92	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.93	Engagement Letter dated June 15, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.94	Amendment to Engagement Letter dated July 10, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.95	Services Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.96	Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.97	General Security Agreement with Fogdog Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.98	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.99	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.100	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2021)
10.101	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.102	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.103	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 31, 2022)
10.104	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)
10.105	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)
10.106*	Independent Consultant Agreement dated effective September 7, 2022 with Scott Gallagher
10.107*	Amendment #1 dated March 15, 2023 to Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021
10.108*	Amendment #1 dated March 15, 2023 to Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021

(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K, filed on April2, 2018)

(16)	Letter re Change in Certifying Accountant
16.1	Letter from Haynie & Company dated August 31, 2022 (incorporated by reference from our Current Report on Form 8-K, filed on September 1, 2022)

(21)	Subsidiaries
21.1	Subsidiaries of CurrencyWorks Inc. CurrencyWorks USA Inc., Nevada corporation EnderbyWorks LLC., Delaware limited liability company Motoclub LLC, Delaware limited liability company

23.1*	Consent of Integritat CPA
23.2*	Consent of Haynie & Company

(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
(101)	Interactive Data File
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METAWORKS PLATFORMS, INC.

By:

/s/ Scott Gallagher
Scott Gallagher
President
(Principal Executive Officer)
Date: March 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott Gallagher
Scott Gallagher
President
(Principal Executive Officer)
Date: March 21, 2023

/s/ Swapan Kakumanu
Swapan Kakumanu
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: March 21, 2023

/s/ Cameron Chell
Cameron Chell
Director
Date: March 21, 2023

/s/ James P. Geiskopf
James P. Geiskopf
Director
Date: March 21, 2023

/s/ Edmund C. Moy
Edmund C. Moy
Director
Date: March 21, 2023

/s/ Shelly Murphy
Shelly Murphy
Director
Date: March 21, 2023

