Form 10-Q
period 2023-03-31
METAWORKS PLATFORMS, INC.
filed 2023-05-15
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 94,245,066 shares of common stock issued and outstanding as at May 9, 2023.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the quarter ended March 31, 2023 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading.

MetaWorks Platforms, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
Assets

Current Assets
Cash and cash equivalents	$294,258	$34,941
Accounts receivable	197,335	167,213
Prepaid expenses	9,696	24,896
Interest receivable, related party – current portion	167,397	142,493
Notes receivable, related party – current portion	269,167	655,689
Total Current Assets	937,853	1,025,232

Long-Term Assets
Notes receivable, related party – long term portion	2,789,333	594,311
Investment, related party	627	627
Total Long-Term Assets	2,789,960	594,938

Total Assets	$3,727,813	$1,620,170

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$1,056,148	$1,251,051
Accounts payable and accrued expenses, related party	71,833	43,557
Deferred revenue	77,700	77,700
Notes payable – current portion	177,190	215,465
Total Current Liabilities	1,382,871	1,587,773

Total Liabilities	1,382,871	1,587,773

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 400,000,000 shares authorized; 94,245,066 and 78,145,066 shares issued and outstanding as at March 31, 2023 and December 31, 2022, respectively	94,245	78,145
Additional paid-in-capital	44,146,535	42,264,139
Accumulated deficit	(41,762,956)	(41,428,167)
Total MetaWorks Platforms, Inc. Stockholders’ Equity	2,477,824	914,117
Non-controlling interest	(132,882)	(881,720)
Total Stockholders’ Equity	2,344,942	32,397

Total Liabilities and Stockholders’ Equity	$3,727,813	$1,620,170

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Revenues
NFT revenues	$4,431	$24,886
Consulting service	30,000	49,501
Movie distribution revenue	-	1,250,000
Total revenues	34,431	1,324,387

Operating expenses
General and administrative expense	35,501	2,050,960
Service costs	371,861	457,434
Total operating expenses	407,362	2,508,934

Net loss from operations	(372,931)	(1,184,007)

Other income (expense)
Other income	-	-
Note interest revenue	24,904	41,625
Note interest expense	(957)	-
Change in the fair value of the derivative liability	-	303,469
Total other income	23,947	345,094

Net loss	$(348,984)	$(838,913)

Net loss (income) from non-controlling interest	(14,195)	387,602
Net loss attributable to MetaWorks Platform Inc.,	(334,789)	(1,226,515)

Earnings (loss) per common share – Basic and Diluted	$(0.01)	$(0.02)
Weighted average number of common shares outstanding, basic and diluted	94,245,066	75,623,518

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating activities
Net loss for the period	$(348,984)	$(838,913)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	28,721	100,871
Stock-based compensation and forfeitures, related party	(188,739)	554,335
Derivative liability	-	(303,469)
Amortization	-	75,000
Changes in operating assets and liabilities
Accounts receivable	(30,122)	(130,956)
Prepaid expenses	15,200	(18,677)
Accounts payable and accrued expenses	68,217	274,530
Accounts payable and accrued expenses, related party	55,303	-
Accrued interest on loans payable, related party	(24,904)	(41,624)
Net cash used in operating activities	(425,308)	(328,903)

Financing activities
Proceeds from share issuance	703,400	518,499
Purchase of intangible	-	-
Payments made on notes payable	(38,275)	-
Proceeds from repayment on note receivable	19,500	-
Net cash provided by financing activities	684,625	518,499

Net changes in cash and equivalents	259,317	189,596

Cash and equivalents at beginning of the period	34,941	567,030

Cash and equivalents at end of the period	$294,258	$756,626

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash share issue costs	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation	$28,721	$100,871
Stock-based compensation and forfeitures, related party	$(188,739)	$554,335
Derivative liability	$-	$(303,469)
Conversion of convertible debt	$-	$-
Conversion of accounts payable	$-	$191,499
Accounts payable settled against amounts owed from the acquisition of EnderbyWorks	$190,147	$-
NonControlling interest in EnderbyWorks acquired for no cash consideration	$763,032	$-
Note receivable due from acquisition of EnderbyWorks	$1,828,000	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Controlling interest	Total
Balance, December 31, 2021	73,359,430	73,359	39,681,142	(35,248,384)	(894,742)	3,611,375

Stock-based compensation and forfeitures	-	-	(31,977)	-	-	(31,977)
Stock-based compensation, related party	-	-	1,855,233	-	-	1,855,233
Prior period adjustment – to correct error in stock-based compensation	-	-	-	32,504	-	32,504
Other share issuances for cash	2,813,593	2,814	441,297	-	-	444,111
Shares issuances for services	239,623	239	29,758	-		29,997
EnderbyWorks shares issued to minority shareholders	-	-	-	-	4,900	4,900
Derivative liability write-off for expired warrants	-	-	34,530	-	-	34,530
Debt conversion	1,568,847	1,569	220,820	-	-	222,389
Private placement for cash	163,573	164	33,336	-	-	33,500
Net income (loss) for the year	-	-	-	(6,212,287)	8,122	(6,204,165)
Balance, December 31, 2022	78,145,066	78,145	42,264,139	(41,428,167)	(881,720)	32,397

Stock-based compensation	-	-	28,721	-	-	28,721
Stock-based compensation and forfeitures, related party	-	-	(188,739)	-	-	(188,739)
Shares issuances for services	1,000,000	1,000	99,000	-	-	100,000
Acquisition of non-controlling interest of EnderbyWorks LLC	-	-	1,255,114	-	763,033	2,018,147
Private placement for cash	15,100,000	15,100	688,300	-	-	703,400
Net (loss) for the period	-	-	-	(334,789)	(14,195)	(348,984)
Balance March 31, 2023	94,245,066	94,245	44,165,535	(41,762,956)	(132,882)	2,344,942

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Notes to Unaudited Condensed Interim Consolidated Financial Statements

As of March 31, 2023 and for the three months ended March 31, 2023 and 2022

1. NATURE AND CONTINUANCE OF OPERATIONS

MetaWorks Platforms, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 20, 2010, under its previous name Redstone Literary Agents, Inc., with an authorized capital of 75,000,000 common shares, having a par value of $0.001 per share. During the period ended December 31, 2010, the Company commenced operations by issuing shares and developing its publishing service business and focused on representing authors to publishers.

On February 14, 2018, the parent company “ICOx Innovations Inc.” changed its name to “CurrencyWorks Inc.”. On August 24 2022 “CurrencyWorks Inc.” changed its name to “MetaWorks Platforms, Inc.”.

On August 1, 2017 the Company incorporated a Nevada subsidiary, AppCoin Innovations (USA) Inc., which will be used to provide blockchain consulting services. On February 14, 2018, we effected a name change for our subsidiary from “AppCoin Innovations (USA) Inc.” to “ICOx USA, Inc.” On September 3, 2019, the Company changed its name from “ICOx USA, Inc.” to “CurrencyWorks USA Inc.”.

On November 28, 2018, we incorporated a new Delaware subsidiary, GN Innovations, Inc. to provide blockchain technology opportunities to the sports and entertainment industry by working with large and well-established brands. Effective December 5, 2018, we effected a name change for our subsidiary from “GN Innovations, Inc.” to “GNI, Inc.” Effective February 6, 2019, we effected a name change for our subsidiary from “GN1, Inc.” to “sBetOne, Inc.”. On August 12, 2021, the Company’s subsidiary sBetOne, Inc. (“sBetOne”) entered into a business combination with a related party, VON Acquisition Inc. (“VON”), whereby sBetOne became a wholly owned subsidiary of VON. The acquisition of SBetOne by VON was voided on March 31, 2022 after the Company’s interest in SBetOne was diluted to non-controlling, due to shares issued to creditors for settlement of debt. SBetOne is therefore no longer a consolidated subsidiary at March 31, 2023 but rather and investment of the Company.

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

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $41,762,956 and $41,428,167 as of March 31, 2023 and December 31, 2022, respectively, and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations, when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and proceeds from the issuance of its stock.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States if America of (“US. GAAP”) as found in the Accounting Standards Codification (“ASC”), and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and are expressed in US Dollars. The unaudited condensed interim consolidated financial statements should be read in conjunction with the notes contained herein as part of the Company’s Quarterly Report in its Form 10-Q filing under the Securities Exchange Commission.

Reclassification

Certain reclassifications have been made to prior periods to conform with current reporting.

Basis of Consolidation

The consolidated statements include the accounts of the Company and its subsidiaries. CurrencyWorks USA Inc. (formerly ICOx USA, Inc. and Enderby Works, LLC) are wholly owned subsidiaries on March 31, 2023. MotoClub is the only majority-owned subsidiary on March 31, 2023. For the year ended December 31, 2022, the only wholly owned subsidiary was Currency Works USA Inc, and the majority owned subsidiaries were MotoClub and Enderby Works, LLC. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the unaudited condensed interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and these differences could be material.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Contingent Liabilities:

The Company accounts for its contingent liabilities in accordance with ASC No. 450 “Contingencies”. A provision is recorded when it is both probable that liability has been incurred and the amount of the loss can be reasonably estimated.

With respect to legal matters, provisions are reviewed, and financial information is adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of March 31, 2023, and December 31,2022, the Company was not a party to any litigation.

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

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2020, 2018, and prior. Based on evaluation of the 2020 transactions and events, the Company does not have any material uncertain tax positions that require measurement.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at March 31, 2023 or December 31, 2022, and have not recognized interest and/or penalties in the consolidated statement of operations for the period ended March 31, 2023 or year ended December 31, 2022.

We are subject to taxation in the U.S. and the state of California. The Company’s tax returns for tax years from 2020 to recent filings remain subject to potential examination by the tax authorities.

Accounts Receivable

The collectability of accounts receivable is determined by the Company’s legal obligation for payment by the customer, as well as the ability of the customer to pay its debts. The carrying amount of accounts receivable represents the maximum credit exposure of this balance.

Accounts receivable balances relate to the consulting services business and are reported at their net realizable value. From management’s best estimate there is no allowance for doubtful accounts on March 31, 2023, and December 31, 2022. Management individually reviews accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected and would directly write-off these balances. Management considers several factors, including the age of the receivables, which is often less than 60 days, current economic conditions and other information management obtains regarding the financial condition of customers. The policy for determining the past due status is based on the contractual payment terms of each customer. If conditions are identified the determination to directly write off uncollectible receivables is made.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Earnings per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted EPS on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all diluted potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants or stock options (Note 10 and Note 16 respectively). Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

On March 31, 2023 the Company had no convertible debt outstanding, warrants were exercisable to 27,207,614 shares of common stock and stock options were exercisable to 13,213,334 shares of common stock. On December 31, 2022, the Company had no convertible debt outstanding, warrants were exercisable to 19,807,614 shares of common stock and stock options were exercisable to 9,513,555 shares of common stock. For both periods the effect of exercisable options and warrants is anti-dilutive, and thus have been excluded from dilutive EPS.

Stock-Based Compensation

The Company has adopted FASB guidance on stock-based compensation. Under ASC 718-10-30-2 “Stock Compensation”, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. The fair value of the options is calculated using the Black Scholes valuation model (Note 14).

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

Cancellation of an award accompanied by the concurrent grant of (or offer to grant) a replacement award of other valuable consideration is accounted for as a modification of the terms of the canceled award. The total compensation cost measured on the date of a cancellation and replacement is the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered (or has already been rendered) at that date plus the incremental cost resulting from the cancellation and replacement.

A cancelation of an award that is not accompanied by the concurrent grant of (or offer to grant) a replacement award of other valuable consideration is accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost is recognized on the cancellation date.

The fair value is an exit price representing the amount that would be received to sell an asset or required to transfer a liability in an orderly transaction between market participants. As such, fair value of a financial instrument is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or a liability.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

The Company’s financial instruments consist of equity investments, note receivables, derivative liabilities and notes payable.

When determining fair value, whenever possible, the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of March 31, 2023 and December 31, 2022, the Company did not have any level 1 or 2 financial instruments. On March 31, 2023 and December 31, the company’s level 3 financial instruments were derivative liabilities for warrants issued and outstanding that were not indexed to the Company’s stock, notes payable and notes receivable valued at their present values and equity investments in other entities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at March 31, 2023.

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level2)		Significant Unobservable Inputs (Level3)
Assets	$		$		$
Notes Receivable		-		-		3,058,500
Investments, related party		-		-		627
Total		-		-		3,059,127

Liabilities
Derivative liability		-		-		-
Notes Payable		-		-		177,190
		-		-		177,190

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at December 31, 2022.

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level2)		Significant Unobservable Inputs (Level3)
Assets	$		$		$
Notes Receivable		-		-		1,250,000
Investments, related party		-		-		627
Total		-		-		1,250,627

Liabilities
Derivative liability		-		-		-
Note payable		-		-		215,465
		-		-		215,465

Derivative Liabilities

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the consolidated balance sheet. In accordance with ASC 815-40, Derivatives and Hedging, the Company classifies a warrant as equity if it is indexed to the Company’s equity and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity in general when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations. As of March 31, 2023 and December 31, 2022, the Company had warrants that were classified as liabilities and warrants that were classified as equity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Digital assets

The Company applies accounting for digital assets in accordance with the AICPA Practice Aid “Accounting for and Auditing of Digital Assets”, the guide is dated as of June 30, 2022, and the SEC issued Staff Accounting Bulletin No. 121, which is effective for periods after June 15, 2022, which are the current nonauthoritative guidance for accounting for digital assets under U.S. generally accepted accounting principles (GAAP). The AICPA Practice Aid is non-authoritative guidance that represents the views of the Digital Assets Working Group and AICPA staff. There is currently no official pronouncement or authoritative guidance on accounting for digital assets and digital asset transactions. Accordingly digital assets that lack physical substance meet the definition of intangible assets and would generally be accounted for under FASB ASC 350, Intangibles — Goodwill and Other. The obligation to safeguard those assets is recorded as a liability at fair value. The Company holds no digital assets on March 31, 2023 and December 31, 2022. Though its business is in the development of digital asset platforms and the creation of non-fungible tokens, digital asset are not regularly used to conduct transactions or held during the year.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Movie Distribution Revenue

Movie distribution revenue is derived from the use of the Company’s intangible assets. Revenues earned to date are from nonrefundable minimum guaranteed payments and were recognized on the date distribution rights were granted to the purchaser. Future revenues may be recognized from revenue generated by the purchaser or by additional distribution sales.

Funds received for unearned revenue are deferred revenue on the consolidated balance sheet and are recognized as revenue upon completion of milestones or specified tasks.

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

3. CONCENTRATION AND CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist of cash. Cash is maintained with a major financial institution in the USA that is creditworthy. The Company maintains cash in bank accounts insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC). On March 31, 2023 the Company had cash in excess of this insured amount by $44,258 and on December 31, 2022, no cash balances were in excess of federally insured limits.

During the period ended March 31, 2023 one customer made up 10% or more if total revenue. Their balance amounted to $30,000 from consulting services. During the year ended December 31, 2022, two customers individually made up 10% or more of total revenue. Their balances amounted to $1,520,750; $1,250,000 was generated from the movie distribution sale and $270,750 from consulting services. During the period ended March 31, 2023, two customers individually made up 10% or more of total accounts receivable, their balances amounted to $195,750. During the year ended December 31, 2022, two customers individually made up 10% or more of total accounts receivable, their balances amounted to $165,750.

4. ACCOUNTS RECEIVABLE

As at March 31, 2023, the Company had accounts receivables of $197,335 compared to $167,213 as at December 31, 2022. Receivables consists of revenues generated by consulting services and NFT sales.

5. PREPAID EXPENSES

For the period ended March 31, 2023 and year ended December 31, 2022, prepaid expenses was comprised of:

	March 31, 2023	December 31, 2022
Prepaid expenses - Deposit	$9,696	$24,896
	$9,696	$24,896

Prepaid expense consists of a 50% upfront payment, to a single vendor, for services to be rendered prior to the interim period end of year end.

6. NOTES RECEIVABLE – RELATED PARTY

Effective as of May 5, 2021, we loaned $400,000 to Fogdog Energy Solutions Inc. (“Fogdog”) pursuant to a convertible promissory note. The note bears interest at a rate of 4% per annum and was due on May 5, 2022. The note was not repaid nor converted by the Company as at the reporting date and is now payable on demand. Under certain conditions as outlined in the promissory note, the Company may convert the outstanding loan into Fogdog’s common stock.

Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog pursuant to a convertible promissory note. The note bears interest at a rate of 10% per annum and comes due on August 20, 2027. The note may not be prepaid without the written consent of the Company. Accrued interest for both Fogdog notes receivable total $167,397 and $142,493 on March 31, 2023 and December 31, 2022, respectively. Our Chief Financial Officer, Secretary and Treasurer, Swapan Kakumanu, is a director, chief financial officer and a shareholder of Fogdog.

On March 15, 2023, the Company and FogDog agreed to an extension of terms on both notes, the $400,000 note had its maturity date extended to December 31, 2024 and the $850,000 note had its maturity date extended to December 31, 2028.

On March 15, 2023, the Company signed an agreement with its partner in the jointly owned subsidiary EnderbyWorks, LLC to become the 100% owner of the entity. Enderby Entertainment exchanged their 49% interest in EnderbyWorks to the corporation for forgiveness of outstanding payables amounting to $190,147 and the assumption of secured promissory note of $1,828,000 due to the Company by Enterby Entertainment Inc. This note receivable has an annual interest rate of 8% due and payable on July 6, 2024. There is also a royalty clause on the existing assets that EnderbyWorks will pay Enderby Entertainment 50% of the first $6,000,000 in net revenue, if revenue is earned by EnderbyWorks in the future.

7. INVESTMENTS, RELATED PARTY

On November 20, 2017, the Company entered into an agreement with WENN Digital to provide a loan. Upon acceptance of the loan agreement WENN Digital agreed to issue 375,000 shares of its common stock at $0.0001 per share (par value), for a total investment value of $37.

On August 12, 2021, the Company’s subsidiary sBetOne entered a business combination with a related party, VON Acquisition Inc. (“VON”) whereby the Company exchanged its equity interest in sBetOne for equity interest in VON. The Company received 5,902,174 common shares or 6.31% of the total outstanding common shares of VON as at the date of the business combination. The transition from having a 59.02% ownership in sBetOne to having a 6.31% ownership in VON has led the Company to deconsolidate sBetOne from the Company’s financial statements and record the ownership of VON as an investment. The common shares were valued at $0.10 CAD per share based on the most recent sales of VON’s stock. The investment in VON is an investment in a related party, due to the Company and VON sharing key management. The investment in VON was revalued on September 30, 2022 due to the change in the foreign currency exchange rate.

During the year ended December 31, 2021, the sBetOne carrying amount in liabilities of $824,041 and loss in NCI of $350,942 were removed from the Company and converted into shares of VON, resulting in a gain of $120,478 upon deconsolidation of sBetOne recorded in other income.

On March 31, 2022 VON’s shares were exchanged for SBetOne’s share, as a result of the Company agreeing with VON to cancel the acquisition arrangement. VON’s equity interest in SBetOne was diluted to noncontrolling interest due to the shares issued by SBetOne to creditors to settle debt, therefore the Company acquired noncontrolling interest in SBetOne. On March 31, 2023 and December 31, 2022 an investment was held on the books for SBetOne to represent the noncontrolling interest. At the conclusion of the exchange of VON’s shares for SBetOne’s shares, to reflect a reasonable value for shares held in sBetOne, the Company wrote-off previously held value attributable to the VON share price, resulting in SBetOne’s shares being held at par. SBetOne’s par value per share of common stock is $0.0001. 5,902,174 sBetOne shares were held by the Company on March 31, 2023 and December 31, 2022, which resulted in the investment in sBetOne being valued at $590.

	March 31, 2023	December 31, 2022
Investments, related party – WENN	$37	$37
Investment, related party – sBetOne, LLP	590	590
	627	627

8. NOTES PAYABLE

On June 14, 2022, the Company issued a promissory note payable for $117,000 (“Note A”). The promissory note is unsecured, payable on demand, and was set to mature on August 13, 2022. The promissory note bore interest at a rate per annum equal to the Bank of Canada’s Prime rate. On August 9, 2022, a promissory note extension was signed, extending the maturity date of the note payable to February 14, 2023. On January 31, 2023, the Company signed an amendment to extend the maturity date of the loan from February 14, 2023 to February 14, 2024 at an interest rate equal to the Bank of Canada’s Prime rate plus 3%. Accrued interest of $3,245 and $2,289 was outstanding as at March 31, 2023 and December 31, 2022, respectively. On March 31, 2023 and December 31, 2022 the principal balance owed was $117,000.

On November 8, 2022, the Company entered into a promissory note (“Note B”) agreement to raise $116,760. The Note B has a discount of $12,510 and fees of $4,250, resulting in net proceeds of $100,000. The Note is unsecured, has a one-time interest charge of $14,011, and matures on November 8, 2023. The Note B total of $130,771 (including principal, interest, and fees) will be repaid in ten payments, each in the amount of $13,077 with the first payment made on December 30, 2022, and nine subsequent payments each month thereafter with a five-day grace period with respect to each payment. On March 31, 2023 and December 31, 2022 the principal balance owed was $60,190 and $98,465, respectively.

In the event of a default, Note B is convertible into shares of common stock of the Company. In a default situation, the holder of the Note has the right to convert all or any part of the unpaid balance of the Note B into shares of common stock of the Company, at a conversion price that is equal to the lowest trading price for the shares of common stock during the twenty-five trading days prior to the conversion date. Upon the occurrence and during the continuation of any event of default, the Note B would immediately become due and payable and, if the Company wishes to repay the Note in cash, the Company will pay an amount equal to 200% of the then outstanding unpaid amounts owed. The first payment of $13,077 was due and paid on December 31, 2022. Debt discount amortization and prepaid legal fees and amortization amounted to $3,868 and $1,173 for the period ended March 31, 2023 respectively and $2,043 and $691, respectively during the year ended December 31, 2022.

During the period ended March 31, 2023 and December 31, 2022 the Company incurred interest expense for these notes which total $956 and $6,601, respectively.

9. DEFERRED REVENUE

Prior to March 31, 2023, the Company received $77,700 cash from customers as deposits for work to be performed. On March 31, 2023, the products had not been delivered to the customers, therefore the deposits have been recorded as deferred revenue. Deferred revenue was $77,700 on March 31, 2022 and December 31, 2022.

10. COMMITMENTS AND CONTINGENCIES

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

11. RELATED PARTY TRANSACTIONS

On January 22, 2018, the Company appointed James Geiskopf as Lead Director. As of March 31, 2023 and December 31, 2022 the Company had accounts payable and accrued expenses owing to this related party of $42,079 and $6,302, respectively.

On April 1, 2021, the Company appointed Cameron Chell as Executive Chairman. As of March 31, 2023 and December 31, 2022 , the Company had accounts payable and accrued expenses owed to this related party of $567 and $567, respectively.

On August 1, 2022, the Company appointed Scott Gallagher as President. As of March 31, 2023 and December 31, 2022, the Company had accounts payable and accrued expenses owing to this related party of $0 and $10,000, respectively.

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. As of March 31, 2023 and December 31, 2022, the Company had accounts payable and accrued expenses owed to this related party of $1,688 and $1,688, respectively.

On October 9, 2017, the Company signed an agreement with a company owned by Swapan Kakumanu to provide accounting services. As of March 31, 2023 and December 31, 2022, the Company had accounts payable and accrued expenses owed of $27,500 and $25,000, respectively.

On May 5, 2021, the Company loaned Fogdog $400,000 of which our CFO is a director, chief financial officer, and shareholder (Note 6). Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog pursuant to convertible promissory note (Note 6). As of March 31, 2023 and December 31, 2022 and 2021, the Company had total outstanding notes receivable from Fogdog of $1,230,500 and $1,250,000. Accrued interest for both loans total $167,397 and $142,493 as at March 31, 2023 and December 31, 2022, respectively.

12. WARRANTS

The Company granted 8,600,000 and 3,813,593 common stock warrants, as of March 31, 2023 and year ended December 31, 2022 respectively. During the period ended March 31 2023 warrant holders did not exercise any warrants, and 1,200,000 warrants expired. The weighted average exercise price of warrants outstanding on March 31, 2023, is $0.5974, and the weighted average remaining contractual life is 0.29 years. During the year ended December 31 2022, warrant holders did not exercise any warrants, and 2,108,750 warrants expired. The weighted average exercise price of warrants outstanding on December 31, 2022, is $0.6033, and the weighted average remaining contractual life is 0.90 years.

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

The following table summarizes changes in warrants outstanding in each year:

	March 31, 2023	December 31, 2022
Outstanding – beginning balance	19,807,614	18,102,771
Issuances	8,600,000	3,813,593
Expirations	(1,200,000)	(2,108,750)
Outstanding – ending balance	27,207,614	19,807,614
Weighted Average Price	$0.5974	$0.6033

13. SHARE CAPITAL

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

On March 30, 2023, the Company completed a private placement for 8,600,000 shares at a price of $0.04 per share for total gross proceeds of $377,975.

14. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that our board of directors may grant options to acquire common shares of the Company at not less than 100% of the greater of: (i) the fair market value of the shares underlying the options on the grant date and (ii) the fair market value of the shares underlying the options on the date preceding the grant date at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. On April 26, 2021, the maximum number of options available for grant was increased to 13,300,000 shares. On March 31, 2023, there are 12,463,333 stock options issued and outstanding. On March 31, 2023, there are 836,667 unused stock options.

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

On February 22, 2023, the Company granted a total of 750,000 stock options to an officer of the Company. The stock options are exercisable at the exercise price of $0.11 per share for a period of ten years from the date of grant. The stock options have a fair value of $0.090 and are exercisable as follows:

(i)	1/3 the first anniversary date of the grant;
(ii)	1/3 on the second anniversary date; and
(iii)	1/3 on the third anniversary date.

Stock-based compensation expense recognized for the period ended March 31, 2023, and years ended December 31, 2022 were $(160,018) and $1,855,761, respectively. Stock options granted are valued at fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Period ended March 31, 2023	Year ended December 31, 2022
Share price	$0.09	$0.09
Exercise price	$0.11	$0.09
Time to maturity (years)	10	10
Risk-free interest rate	1.94%	3.04%
Expected volatility	307.36%	89.92%
Dividend per share	$0.00	$0.00
Forfeiture rate	-	-

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2022	12,730,000	0.17	0.19	8.6
Granted	750,000	0.09	0.11	9.9
Cancelled	(266,667)	1.089	1.17	0.6
Options outstanding, March 31, 2023	13,213,334	0.15	0.16	8.4
Options exercisable, March 31, 2023	7,646,666	0.20	0.22	7.6

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

15. INCOME TAXES

For the period ended March 31, 2023 and year ended December 31 2022, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of March 31, 2023 and December 31, 2022, the Company had net operating loss carry forwards of approximately $4,232,582 and $3,897,793, respectively. The carry forwards expire through the year 2042. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, which reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. We used 21% as an effective rate. Tax computations are as follows:

	For the period ended March 31, 2023	For the year ended December 31, 2022
Net operating loss before taxes	$(334,789)	$(6,212,287)
Federal income tax rate	21%	21%
Tax expense (benefit) at the statutory rate	(70,306)	(1,304,580)
Non-deductible items
Tax effect of stock-based compensation (non-qualifying options)	(33,604)	389,710
Change in Derivatives	-	(92,414)
Change in valuation allowance	103,910	1,007,284
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities. The tax effect of significant components of the Company’s deferred tax assets at December 31, 2021 and 2020, respectively, are as follows:

	2023	2022
Deferred tax asset:
Net operating loss carry forwards	$4,232,582	$3,897,793
Total gross deferred tax assets	4,232,582	3,897,793
Less: Deferred tax asset valuation allowance	(4,232,582)	(3,897,793)
Total net deferred tax assets	$-	$-

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

The returns filed from the year 2019 going forward are subject to examination by the IRS.

16. NON-CONTROLLING INTEREST

On March 15, 2023, the Company signed an agreement with its partner in the jointly owned subsidiary EnderbyWorks, LLC to become the 100% owner of this entity. The agreement includes a secured promissory note receivable due to the Company by Enderby Entertainment in the amount of $1,828,000. The note receivable has an annual interest rate of 8% due on July 6, 2024. There is also a royalty clause on the existing assets that EnderbyWorks will pay the former partner 50% of the first $6,000,000 in net revenue, if revenues are generated in the future. The acquisition of the non-controlling interest in Enderby Works was received for no cash consideration and only the exchange of a note receivable due to the Company and a contingent royalty obligation owed to Enderby Entertainment by Enderby Works should it generate revenues in the future.

The following table sets forth a summary of the changes in non-controlling interest:

	March 31, 2023	December 31, 2022
Non-controlling interest beginning of the period	$(881,720)	(894,742)
Issuance of shares by EnderbyWorks, LLC	-	4,900
Net income (loss)	(14,195)	8,122
Acquisition	763,033	-
Non-controlling interest end of period	$(132,882)	(881,720)

17. SUBSEQUENT EVENTS

On April 4, 2023, we issued 725,000 shares of common stock of our company at a deemed price of $0.05 per share in settlement of debt in the amount of $36,250. We issued 500,000 of these shares to GSD Group, LLC, whose CEO is Shelly Murphy, a director of our company and 225,000 of these shares to Scott Gallagher, the president of our company.

On April 19, 2023, we entered into a promissory note agreement with one subscriber to raise a net amount of $75,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $88,760, plus a one-time interest charge of 13% ($11,538), which accrues on issuance of the promissory note, is unsecured and matures on April 19, 2024. We also agreed to an original issuance discount of $9,510. The total amount of the promissory note of $100,298 (including principal, interest and fees) will be repaid in ten payments each in the amount of $10,029.80, the first payment due on May 30, 2023, with nine subsequent payments each month thereafter. We will have a five day grace period with respect to each payment. In the event of a default, the promissory note is convertible into shares of our common stock. In a default situation the subscriber will have the right to convert all or any part of the outstanding and unpaid amount of the promissory note into shares of our common stock at a conversion price that is equal to the lowest trading price for the shares of common stock during the 25 trading days prior to the conversion date. Upon the occurrence and during the continuation of any event of default, the promissory note will immediately become immediately and payable and, if we wish to repay the promissory note in cash, we must pay an amount equal to 200% of the then outstanding principal amount of the promissory note plus accrued and unpaid interest on the unpaid principal amount of the promissory note plus any default interest, if any.

On April 21, 2023, the Company granted a total of 11,000,000 stock options to an officer of the Company. The stock options are exercisable at the exercise price of $0.091 per share for a period of ten years from the date of grant.

On April 25, 2023, the Company issued 2,790,000 common shares for services rendered to the Company. The common shares were issued at a price of $0.10 USD per share, for a total value of $279,000 USD.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, forward-looking statements can be identified by the use of terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continues” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report include or may include, among others, statements about:

●	our proposed plan of operations;
●	our financial and operating objectives and strategies to achieve them;
●	the costs and timing of our services;
●	our use of available funds;
●	our capital and funding requirements; and
●	our other financial or operating performances.

The material assumptions supporting these forward-looking statements include, among other things:

●	our future growth potential, results of operations, future prospects and opportunities;
●	execution of our business strategy;
●	there being no material variations in current regulatory environments;
●	our operating expenses, including general and administrative expenses;
●	our ability to obtain any necessary financing on acceptable terms;
●	timing and amount of capital expenditures;
●	retention of skilled personnel;
●	continuation of current tax and regulatory regimes; and
●	general economic and financial market conditions.

Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

●	inability to efficiently manage our operations;
●	general economic and business conditions;
●	our negative operating cash flow;
●	our ability to obtain additional financing;
●	our ability to collect outstanding loans;
●	increases in capital and operating costs;
●	general cryptocurrency risks;
●	technological changes and developments in the blockchain and cryptocurrencies;
●	risks relating to regulatory changes or actions;
●	competition for blockchain platforms and technologies; and
●	other risk factors discussed in our annual report on Form 10K filed on March 21, 2023

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

As used in this quarterly report, the terms “we”, “us”, “the Company”, “our” and “MetaWorks” mean MetaWorks Platforms, Inc. and its wholly owned subsidiaries, CurrencyWorks USA Inc. and EnderbyWorks LLC., and its majority-owned subsidiary Motoclub LLC, unless otherwise specified.

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

Results of Operations

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

Revenue

We recognized total revenue of $34,431, $4,431 coming from the sale of NFTs and $30,000 from consulting services, for the three months ended March 31, 2023. During the three months ended March 31, 2022 we recognized total revenue of $1,324,387, with $1,250,000 coming from the sale of movie rights, $24,886 coming from the sale of NFTs and $49,501 from consulting services.

Operating Expenses

We incurred general and administrative expenses of $35,501 and $2,050,960 for the three months ended March 31, 2023 and 2022, respectively, representing a decrease of $2,015,459 between the two periods. These expenses consisted primarily of stock-based compensation expenses for issuance of options, consulting fees, pre-licensing fees, professional fees, amortization, and other general and administrative costs. The decrease in general and administrative expenses was mainly due to a reduction in projects in the three months ended March 31, 2023 which decreased our consulting fees by $38,408, general and administrative costs by $1,870,730 and professional fees by $106,321 compared to the three months ended March 31, 2022. Additional in the three months ended March 31, 2023 there we cancelation of previously expensed stock based compensation resulting in a recapture of $188,739.

Other Income (Expense)

Other income includes $24,904 note interest revenue for the three months ended March 31, 2023 compared to $41,625 note interest revenue and $303,469 in change in derivative liability for the three months ended March 31, 2022. Other expenses were $nil for the three months ended March 31, 2023 and 2022.

Net Loss from Operations

We incurred net losses from operations of $372,931 and $1,184,007 for the three months ended March 31, 2023 and 2022, respectively, representing a net change of $742,730, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Liquidity and Capital Resources

Working Capital

	As at March 31, 2023	As at December 31, 2022
Current Assets	$937,853	$1,025,232
Current Liabilities	1,382,871	1,587,773
Working Capital (Deficit)	$(445,018)	$(562,541)

Current Assets

Current assets were $937,853 as at March 31, 2023 and $1,025,232 at December 31, 2022. The decrease in current assets is mainly due to decrease in current portions on notes receivable, the new signed agreement now classifies them as long term.

Current Liabilities

Current liabilities of $1,382,871 as at March 31, 2023 were attributable to accounts payable and accrued expenses, compared to $1,587,773 in accounts payable and accrued expenses as at December 31, 2022.

Cash Flow

	Three months ended March 31, 2023	Three months ended March 31, 2022
Net cash used in operating activities	$(425,308)	$(328,903)
Net cash provided by financing activities	684,825	518,499
Net changes in cash and cash equivalents	$259,317	$189,596

Operating Activities

Net cash used in operating activities was $425,308 for the three-month period ended March 31, 2023, as compared to net cash used of $328,903 for the three-month period ended March 31, 2022, a decrease of $96,405. The decrease in net cash used in operating activities was primarily due to repayment of accounts payables and accrued liabilities in the prior year.

Investing Activities

There were no investing activities for the three-month periods ended March 31, 2023 and March 31, 2022.

Financing Activities

Financing activities provided cash of $684,825 for the three months ended March 31, 2023 and $518,499 for the three months ended March 31, 2022, a decrease of $166,326. This decrease is mainly due to less share issuances during the three months ended March 31, 2023.

On April 19, 2023, we entered into a promissory note agreement with one subscriber to raise a net amount of $75,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $88,760, plus a one-time interest charge of 13% ($11,538), which accrues on issuance of the promissory note, is unsecured and matures on April 19, 2024. We also agreed to an original issuance discount of $9,510. The total amount of the promissory note of $100,298 (including principal, interest and fees) will be repaid in ten payments each in the amount of $10,029.80, the first payment due on May 30, 2023, with nine subsequent payments each month thereafter. We will have a five day grace period with respect to each payment. In the event of a default, the promissory note is convertible into shares of our common stock. In a default situation the subscriber will have the right to convert all or any part of the outstanding and unpaid amount of the promissory note into shares of our common stock at a conversion price that is equal to the lowest trading price for the shares of common stock during the 25 trading days prior to the conversion date. Upon the occurrence and during the continuation of any event of default, the promissory note will immediately become immediately and payable and, if we wish to repay the promissory note in cash, we must pay an amount equal to 200% of the then outstanding principal amount of the promissory note plus accrued and unpaid interest on the unpaid principal amount of the promissory note plus any default interest, if any.

Cash Requirements

We expect that we will require $2,400,000, including our current working capital, to fund our operating expenditures for the next twelve months. Projected working capital requirements for the next twelve months are as follows:

Estimated Working Capital Expenditures During the Next Twelve Months

General and administrative expenses	$2,400,000
Total	$2,400,000

Our estimated general and administrative expenses for the next 12 months are $2,400,000 and are comprised of consulting fees, accounting services, board of directors and our advisory board, investor relations consultants, and to our public relations and marketing consultants; legal and professional fees (including auditing fees); for insurance; marketing and advertising expenses; trade shows; travel expenses; office rent and miscellaneous and office expenses.

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

Going Concern

Our unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $41,762,956 as at March 31, 2023 (December 31, 2022: $41,428,167). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

In their reports on our financial statements for the years ended December 31, 2022 and 2021, our current and former independent registered public accounting firms included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the fiscal year ended December 31, 2022, our disclosure controls and procedures were not effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended March 31, 2023, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)
3.4	Articles of Merger dated effective September 3, 2019 (incorporated by reference from our Current Report on Form 8-K, filed on September 9, 2019)
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
3.6	Amended and Restated Bylaws (incorporated by reference from our Annual Report on Form 10-K, filed on April 15, 2022)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)
10.13	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.14	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)

10.15	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.16	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)
10.18	Loan Agreement dated November 20, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)
10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.21	Business Services Agreement dated effective December 29, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 24, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24	Offer Letter dated January 22, 2018 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.25	Offer Letter dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.26	2017 Equity Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.27	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.28	Stock Option Agreement dated October 15, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.29	Stock Option Agreement dated October 15, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.30	Stock Option Agreement dated October 15, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.31	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.32	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.33	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.34	Indemnification Agreement dated December 20, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.35	Indemnification Agreement dated December 20, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.36	Indemnification Agreement dated December 20, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.37	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.38	Offer Letter dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)

10.39	Stock Option Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.40	Indemnification Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.41	Offer Letter dated June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.42	Stock Option Agreement dated June 7, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.43	Indemnification Agreement June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.44	Amendment Agreement dated effective as of June 25, 2018 to Business Services Agreement dated October 18, 2017 with Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 29, 2018)
10.45	Loan Agreement dated July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.46	Corporate Guaranty dated July 9, 2018 by Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.47	Amendment No. 2 to Business Services Agreement dated as of July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.48	Loan Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.49	Corporate Guaranty entered into as of August 29, 2018 by Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.50	Security Agreement entered into as of August 29, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.51	Security Assignment Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.52	Master Services Agreement dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.53	Software Services Statement of Work dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.54	Amendment No. 3 to Business Services Agreement dated as of October 29, 2018 with Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on October 31, 2018)
10.55	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.56	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.57	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.58	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.59	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.60	2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)

10.61	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 29, 2018)
10.62	Amendment to Independent Consultant Agreement dated December 4, 2018 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2018)
10.63	Master Services Agreement dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.64	Software Services Statement of Work dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.65	Stock Option Agreement dated October 15, 2017 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.66	Stock Option Agreement dated June 8, 2018 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.67	Independent Consultant Agreement dated effective December 4, 2018 with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.68	Indemnification Agreement with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.69	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2019)
10.70	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017 between CurrencyWorks Inc. and Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.71	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated January 22, 2018 between CurrencyWorks Inc. and James P. Geiskopf (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.72	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated February 9, 2018 between CurrencyWorks Inc. and Edmund C. Moy (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.73	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated May 17, 2018 between CurrencyWorks Inc. and James Carter (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.74	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated June 22, 2018 between CurrencyWorks Inc. and Alphonso Jackson (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.75	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017, as amended on November 30, 2018 and July 1, 2019 between CurrencyWorks Inc. and Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.76	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Business Services Agreement dated effective October 18, 2017 as amended on June 26, 2018 between CurrencyWorks Inc. and Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.77	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective December 4, 2018 between CurrencyWorks Inc. and Swapan Kakumanu (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.78	Amendment to Loan Agreement and Termination of Business Services Agreement dated February 7, 2020 with Ryde GmbH and Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 12, 2020)
10.79	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2020)

10.80	Business Services Agreement with Business Instincts Group Inc. dated December 10, 2020 (incorporated by reference from our Current Report on Form 8-K, filed on December 11, 2020)
10.81	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2021)
10.82	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 11, 2021)
10.83	Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2021)
10.84	Amended 2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
10.85	Limited Liability Company Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.86	LLC Member Services Master Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.87	Technology Operating and License Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.88	Secured Promissory Note dated July 6, 2021with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.89	Security Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.90	Distribution License Agreement dated July 6, 2021 with EnderbyWorks, LLC and 92 Films, LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.91	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.92	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.93	Engagement Letter dated June 15, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.94	Amendment to Engagement Letter dated July 10, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.95	Services Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.96	Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.97	General Security Agreement with Fogdog Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.98	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.99	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.100	Form 8-K, filed on December 30, 2021)
10.101	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.102	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.103	Form 8-K, filed on January 31, 2022)
10.104	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)

10.105	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)
10.106	Independent Consultant Agreement dated effective September 7, 2022 with Scott Gallagher (incorporated by reference from our Form 10-K, filed on March 21, 2023)
10.107	Amendment #1 dated March 15, 2023 to Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021 (incorporated by reference from our Form 10-K, filed on March 21, 2023)
10.108	Amendment #1 dated March 15, 2023 to Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Form 10-K, filed on March 21, 2023)
(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METAWORKS PLATFORMS, INC.

/s/ Swapan Kakumanu
Swapan Kakumanu
Chief Financial Officer
(Duly Authorized Officer)
Dated: May 15, 2023

