Form 10-Q
period 2023-06-30
METAWORKS PLATFORMS, INC.
filed 2023-08-14
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 108,647,209 shares of common stock issued and outstanding as at August 14, 2023.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the quarter ended June 30, 2023 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading.

MetaWorks Platforms, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$8,262	$34,941
Accounts receivable	250,764	167,213
Prepaid expenses	9,696	24,896
Interest receivable, related party – current portion	173,078	142,493
Notes receivable, related party- current portion	269,167	655,689
Total Current Assets	710,967	1,025,232

Long-Term Assets
Notes receivable, related party – long term portion	2,851,703	594,311
Investment, related party	627	627
Total Long-Term Assets	2,852,330	594,938

Total Assets	$3,563,297	$1,620,170

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$604,432	$1,251,051
Accounts payable and accrued expense, related party	143,960	43,557
Notes payable – current portion	260,523	215,465
Deferred revenue	77,700	77,700
Total Current Liabilities	1,086,615	1,587,773

Total Liabilities	1,086,615	1,587,773

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 400,000,000 shares authorized; 98,690,066 and 78,145,066 shares issued and outstanding as at June 30, 2023 and December 31, 2022, respectively	98,690	78,145
Additional paid-in-capital	45,266,761	42,264,139
Accumulated deficit	(42,755,889)	(41,428,167)
Total MetaWorks Stockholders’ Equity	2,609,562	914,117
Non-controlling interest	(132,880)	(881,720)
Total Stockholders’ Equity	2,476,682	32,397

Total Liabilities and Stockholders’ Equity	$3,563,297	$1,620,170

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Revenues
NFT revenues	$451	$53,415	$4,882	$78,301
Consulting service	200,000	75,249	230,000	124,750
Movie distribution revenue	120,000	-	120,000	1,250,000
Total revenues	320,451	128,664	354,882	1,453,051

Operating expenses
General and administrative expenses	1,328,327	719,088	1,363,828	2,770,048
Service costs	32,675	324,125	404,536	781,559
Total operating expenses	1,361,002	1,043,213	1,768,364	3,551,607

Net loss from operations	(1,040,551)	(914,549)	(1,413,482)	(2,098,556)

Other income (expense)
Other income (expense)	-	(7,287)	-	(7,287)
Note interest revenue	68,051	25,180	92,955	66,805
Note interest expense	(20,432)	(107)	(21,389)	(107)
Change in the fair value of the derivative liability	-	136,596	-	440,065
Total other income (expense)	47,619	154,382	71,566	499,476

Net loss	(992,932)	(760,167)	(1,341,916)	(1,599,080)

Net income (loss) from non-controlling interest	1	(154,760)	(14,194)	232,842
Net income (loss) attributable to MetaWorks Platforms, Inc.	$(992,933)	$(605,407)	$(1,327,722)	$(1,831,922)

Earnings (loss) per common share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	97,390,945	78,000,671	89,713,436	76,818,661

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Operating activities
Net loss for the period	$(1,341,916)	$(1,599,080)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	124,721	155,921
Stock-based compensation, related party	524,683	774,015
Derivative liability	-	(440,065)
Change in fair value of investment	-	5,213
Amortization	-	150,000
Changes in operating assets and liabilities
Accounts receivable	(83,551)	(74,750)
Prepaid expense	15,200	19,397
Accounts payable and accrued expenses	(177,472)	(91,563)
Accounts payable and accrued expenses, related party	236,653	-
Deferred revenue	-	97,500
Accrued interest on loans payable	-	107
Accrued interest on notes receivable	(73,455)	(66,805)
Net cash used in operating activities	(775,137)	(1,070,110)

Investing activities
Issuance of shares from EnderbyWorks, LLC	-	4,900
Net cash (used in) provided by investing activities	-	4,900

Financing activities
Proceeds from issuance of note payable	75,000	117,000
Proceeds from share issuance	703,400	518,499
Proceeds from warrants exercise	-	-
Payments made on notes payable	(29,942)	-
Proceeds from repayment on note receivable	-	-
Share issuance cost	-	-
Net cash provided by financing activities	748,458	635,499

Net changes in cash and equivalents	(26,679)	(429,711)

Cash and equivalents at beginning of the period	34,941	567,030

Cash and equivalents at end of the period	$8,262	$137,319

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash share issue costs	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation	$124,721	$155,921
Stock-based compensation, related party	$524,683	$774,015
Derivative liability	$-	$(440,065)
Conversion of convertible debt	$-	$-
Conversion of accounts payable	$-	$201,498
Accounts payable settled against amounts owed from the acquisition of EnderbyWorks	$190,147	$-
Non-controlling interest in EnderbyWorks acquired for no cash consideration	$763,032	$-
Note receivable due from acquisition of EnderbyWorks	$1,828,000	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Controlling Interest	Total
Balance, December 31, 2021	73,359,430	$73,359	$39,681,142	$(35,248,384)	$(894,742)	$3,611,375
Stock-based compensation	-	-	100,871	-	-	100,871
Stock-based compensation, related party	-	-	554,335	-	-	554,335
Share issuances	3,861,207	3,862	556,136	-	-	559,998
Debt conversion	488,281	488	99,512	-	-	100,000
Private placement	244,139	244	49,756	-	-	50,000
Net loss for the period	-	-	-	(1,226,515)	387,602	(838,913)
Balance, March 31, 2022	77,953,057	$77,953	$41,041,752	$(36,474,899)	$(507,140)	$4,137,666
Stock-based compensation	-	-	55,050	-	-	55,050
Stock-based compensation, related party	-	-	219,680	-	-	219,680
Share issuances	83,325	83	9,916	-	-	9,999
Warrant expiry			34,530	-	-	34,530
Shares issued from EnderbyWorks, LLC				-	4,900	4,900
Net loss for the period	-	-	-	(605,407)	(154,760)	(760,167)
Balance, June 30, 2022	78,036,382	$78,036	$41,360,928	$(37,080,306)	$(657,000)	$3,701,658

Balance, December 31, 2022	78,145,066	78,145	42,264,139	(41,428,167)	(881,720)	32,397
Stock-based compensation	-	-	28,721	-	-	28,721
Stock-based compensation and forfeitures, related party	-	-	(188,739)	-	-	(188,739)
Shares issuances for services	1,000,000	1,000	99,000	-	-	100,000
Acquisition of non-controlling interest of EnderbyWorks LLC	-	-	1,255,114	-	763,033	2,018,147
Private placement for cash	15,100,000	15,100	688,300	-	-	703,400
Net (loss) for the period	-	-	-	(334,789)	(14,194)	(348,983)
Balance, March 31, 2023	94,245,066	94,245	44,146,535	(41,762,956)	(132,881)	2,344,943
Stock-based compensation	-	-	96,000	-	-	96,000
Stock-based compensation and forfeitures, related party	-	-	713,421	-	-	713,421
Shares issuances for services	4,445,000	4,445	310,805	-	-	315,250
Net (loss) for the period	-	-	-	(992,933)	1	(992,932)
Balance, June 30, 2023	98,690,066	98,690	45,281,561	(42,755,889)	(132,880)	2,476,682

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Notes to Unaudited Condensed Interim Consolidated Financial Statements

As of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022

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

On November 28, 2018, we incorporated a new Delaware subsidiary, GN Innovations, Inc. to provide blockchain technology opportunities to the sports and entertainment industry by working with large and well-established brands. Effective December 5, 2018, we effected a name change for our subsidiary from “GN Innovations, Inc.” to “GNI, Inc.” Effective February 6, 2019, we effected a name change for our subsidiary from “GN1, Inc.” to “sBetOne, Inc.”. On August 12, 2021, the Company’s subsidiary sBetOne, Inc. (“sBetOne”) entered into a business combination with a related party, VON Acquisition Inc. (“VON”), whereby sBetOne became a wholly owned subsidiary of VON. The acquisition of SBetOne by VON was voided on March 31, 2022 after the Company’s interest in SBetOne was diluted to non-controlling, due to shares issued to creditors for settlement of debt. SBetOne is therefore no longer a consolidated subsidiary at June 30, 2023 but rather and investment of the Company.

On June 22, 2021, we incorporated a new Delaware subsidiary, Motoclub LLC, (“Motoclub”) to create a marketplace for digital automotive collectibles.

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

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $42,755,889 and $41,428,167 as of June 30, 2023 and December 31, 2022, respectively, and further losses are anticipated in the pursuit of the Company’s new service business opportunity, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or the private placement of common stock/warrants.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America of (“US. GAAP”) as found in the Accounting Standards Codification (“ASC”), and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and are expressed in US Dollars. The unaudited condensed interim consolidated financial statements should be read in conjunction with the notes contained herein as part of the Company’s Quarterly Report in its Form 10-Q filing under the Securities Exchange Commission.

Reclassification

Certain reclassifications have been made to prior periods to conform with current reporting.

Basis of Consolidation

The consolidated statements include the accounts of the Company and its subsidiaries. CurrencyWorks USA Inc. (formerly ICOx USA, Inc.) and EnderbyWorks are wholly-owned subsidiaries on June 30, 2023. MotoClub is the only majority-owned subsidiary on June 30, 2023. For the year ended December 31, 2022, the only wholly-owned subsidiary was CurrencyWorks USA Inc, and the majority-owned subsidiaries were MotoClub and EnderbyWorks. All intercompany transactions and balances have been eliminated.

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

With respect to legal matters, provisions are reviewed, and financial information is adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of June 30, 2023, and December 31,2022, the Company was not a party to any litigation.

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at June 30, 2023 or December 31, 2022, and have not recognized interest and/or penalties in the consolidated statement of operations for the period ended June 30, 2023 or year ended December 31, 2022.

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

Accounts receivable balances relate to the consulting services business and are reported at their net realizable value. From management’s best estimate there is no allowance for doubtful accounts on June 30, 2023, and December 31, 2022. Management individually reviews accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected and would directly write-off these balances. Management considers several factors, including the age of the receivables, which is often less than 60 days, current economic conditions and other information management obtains regarding the financial condition of customers. The policy for determining the past due status is based on the contractual payment terms of each customer. If conditions are identified the determination to directly write off uncollectible receivables is made.

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

On June 30, 2023 the Company had no convertible debt outstanding, warrants were exercisable to 19,307,614 shares of common stock and stock options were exercisable to 15,146,666 shares of common stock. On December 31, 2022, the Company had no convertible debt outstanding, warrants were exercisable to 19,807,614 shares of common stock and stock options were exercisable to 9,513,555 shares of common stock. For both periods the effect of exercisable options and warrants is anti-dilutive, and thus have been excluded from dilutive EPS.

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

Cancellation of an award accompanied by the concurrent grant of (or offer to grant) a replacement award of other valuable consideration is accounted for as a modification of the terms of the cancelled award. The total compensation cost measured on the date of a cancellation and replacement is the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered (or has already been rendered) at that date plus the incremental cost resulting from the cancellation and replacement.

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

When determining fair value, whenever possible, the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of June 30, 2023 and December 31, 2022, the Company did not have any level 1 or 2 financial instruments. On June 30, 2023 and December 31, the company’s level 3 financial instruments were derivative liabilities for warrants issued and outstanding that were not indexed to the Company’s stock, notes payable and notes receivable valued at their present values and equity investments in other entities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at June 30, 2023.

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level2)		Significant Unobservable Inputs (Level3)
Assets	$		$		$
Notes Receivable		-		-		3,078,000
Investments, related party		-		-		627
Total		-		-		3,078,627

Liabilities
Derivative liability		-		-		-
Notes Payable		-		-		260,523
		-		-		260,523

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at December 31, 2022.

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level2)		Significant Unobservable Inputs (Level3)
Assets	$		$		$
Notes Receivable		-		-		1,250,000
Investments, related party		-		-		627
Total		-		-		1,250,627

Derivative liability		-		-		-
Note payable		-		-		215,465
		-		-		215,465

Derivative Liabilities

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the consolidated balance sheet. In accordance with ASC 815-40, Derivatives and Hedging, the Company classifies a warrant as equity if it is indexed to the Company’s equity and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity in general when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations. As of December 31, 2022, the Company had warrants that were classified as liabilities and warrants that were classified as equity. These warrants expired during the period ended June 30, 2023.

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

Digital assets

The Company applies accounting for digital assets in accordance with the AICPA Practice Aid “Accounting for and Auditing of Digital Assets”, the guide is dated as of June 30, 2022, and the SEC issued Staff Accounting Bulletin No. 121, which is effective for periods after June 15, 2022, which are the current nonauthoritative guidance for accounting for digital assets under U.S. generally accepted accounting principles (GAAP). The AICPA Practice Aid is non-authoritative guidance that represents the views of the Digital Assets Working Group and AICPA staff. There is currently no official pronouncement or authoritative guidance on accounting for digital assets and digital asset transactions. Accordingly digital assets that lack physical substance meet the definition of intangible assets and would generally be accounted for under FASB ASC 350, Intangibles — Goodwill and Other. The obligation to safeguard those assets is recorded as a liability at fair value. The Company holds no digital assets on June 30, 2023, and December 31, 2022. Though its business is in the development of digital asset platforms and the creation of non-fungible tokens, digital asset are not regularly used to conduct transactions or held during the year.

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

Consulting Services

Consulting Service revenue is derived from providing professional knowledge and skills for creation of digital assets platforms and advisory services to third-party customers. The contract and performance obligations are created based on the needs of the customer and the abilities of the Company to provide the required services. The allocation of the transaction price to the individual performance obligations in the contract may be specified by task or by phase depending on the work being done. Revenue is recognized upon completion of the performance obligations. Revenues from ongoing services are recognized rateably over the related period. Revenue is recognized for the creation of software and web-based platforms upon completion and delivery.

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

3. CONCENTRATION AND CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist of cash. Cash is maintained with a major financial institution in the USA that is creditworthy. The Company maintains cash in bank accounts insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC). On June 30, 2023 and on December 31, 2022, no cash balances were in excess of federally insured limits.

During the period ended June 30, 2023, two customers made up 10% or more if total revenue. Their balance amounted to $320,000; $120,000 was generated from the movie distribution sale and $200,000 from consulting services. During the year ended December 31, 2022, two customers individually made up 10% or more of total revenue. Their balances amounted to $1,520,750; $1,250,000 was generated from the movie distribution sale and $270,750 from consulting services.

During the period ended June 30, 2023, two customers individually made up 10% or more of total accounts receivable, their balances amounted to $220,000. During the year ended December 31, 2022, two customers individually made up 10% or more of total accounts receivable, their balances amounted to $165,750.

4. ACCOUNTS RECEIVABLE

As at June 30, 2023, the Company had accounts receivables of $250,764 compared to $167,213 as at December 31, 2022. Receivables consists of revenues generated by consulting services, movie rights and NFT sales.

5. PREPAID EXPENSES

As at June 30, 2023, and December 31, 2022, prepaid expenses was comprised of:

	June 30, 2023	December 31, 2022
Prepaid expenses – Deposit	$9,696	$24,896
	$9,696	$24,896

Prepaid expense consists of a 50% upfront payment, to a single vendor, for services to be rendered prior to the interim period end of year end.

6. NOTES RECEIVABLE – RELATED PARTY

Effective as of May 5, 2021, we loaned $400,000 to Fogdog Energy Solutions Inc. (“Fogdog”) pursuant to a convertible promissory note. The note bears simple interest at a rate of 4% per annum and was due on May 5, 2022. The note was not repaid nor converted by the Company as at the reporting date and is now payable on demand. Under certain conditions as outlined in the promissory note, the Company may convert the outstanding loan into Fogdog’s common stock. The balance outstanding is $400,000 on June 30, 2023 and December 31, 2022

Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog pursuant to a convertible promissory note. The note bears simple interest at a rate of 10% per annum and comes due on August 20, 2027. The note may not be prepaid without the written consent of the Company. Accrued interest for both Fogdog notes receivable total $173,078 and $142,493 on June 30, 2023 and December 31, 2022, respectively. Our Chief Financial Officer, Secretary and Treasurer, Swapan Kakumanu, is a director, chief financial officer, and a shareholder of Fogdog. The balance is $850,000 on June 30, 2023, and December 31, 2023.

On March 15, 2023, the Company and FogDog agreed to an extension of terms on both notes, the $400,000 note had its maturity date extended to December 31, 2024, and the $850,000 note had its maturity date extended to December 31, 2028.

On March 15, 2023, the Company signed an agreement with its partner in the jointly-owned subsidiary EnderbyWorks to become the 100% owner of the entity. Enderby Entertainment exchanged their 49% interest in EnderbyWorks to the corporation for forgiveness of outstanding payables amounting to $190,147 and the assumption of secured promissory note of $1,828,000 due to the Company by Enterby Entertainment Inc. This note receivable has an annual interest rate of 8% due and payable on July 6, 2024. There is also a royalty clause on the existing assets that EnderbyWorks will pay Enderby Entertainment 50% of the first $6,000,000 in net revenue, if revenue is earned by EnderbyWorks in the future. Accrued interest total $42,870 on June 30, 2023.

7. INVESTMENTS, RELATED PARTY

On November 20, 2017, the Company entered into an agreement with WENN Digital to provide a loan. Upon acceptance of the loan agreement WENN Digital agreed to issue 375,000 shares of its common stock at $0.0001 per share (par value), for a total investment value of $37.

On August 12, 2021, the Company’s subsidiary sBetOne entered a business combination with a related party, VON Acquisition Inc. (“VON”) whereby the Company exchanged its equity interest in sBetOne for equity interest in VON. The Company received 5,902,174 common shares or 6.31% of the total outstanding common shares of VON as at the date of the business combination. The transition from having a 59.02% ownership in sBetOne to having a 6.31% ownership in VON has led the Company to deconsolidate sBetOne from the Company’s financial statements and record the ownership of VON as an investment. The common shares were valued at $0.10 CAD per share based on the most recent sales of VON’s stock. The investment in VON is an investment in a related party, due to the Company and VON sharing key management. The investment in VON was revalued on September 30, 2022, due to the change in the foreign currency exchange rate.

During the year ended December 31, 2021, the sBetOne carrying amount in liabilities of $824,041 and loss in NCI of $350,942 were removed from the Company and converted into shares of VON, resulting in a gain of $120,478 upon deconsolidation of sBetOne recorded in other income.

On March 31, 2022, VON’s shares were exchanged for sBetOne’s share, as a result of the Company agreeing with VON to cancel the acquisition arrangement. VON’s equity interest in sBetOne was diluted to noncontrolling interest due to the shares issued by sBetOne to creditors to settle debt, therefore the Company acquired noncontrolling interest in sBetOne. On June 30, 2023, and December 31, 2022 an investment was held on the books for sBetOne to represent the non-controlling interest. At the conclusion of the exchange of VON’s shares for sBetOne’s shares, to reflect a reasonable value for shares held in sBetOne, the Company wrote-off previously held value attributable to the VON share price, resulting in sBetOne’s shares being held at par. sBetOne’s par value per share of common stock is $0.0001. 5,902,174 sBetOne shares were held by the Company on June 30, 2023 and December 31, 2022, which resulted in the investment in sBetOne being valued at $590.

	June 30, 2023	December 31, 2022
Investments, related party – WENN	$37	$37
Investment, related party – sBetOne, LLP	590	590
	627	627

8. NOTES PAYABLE

On June 14, 2022, the Company issued a promissory note payable for $117,000 (“Note A”). The promissory note is unsecured, payable on demand, and was set to mature on August 13, 2022. The promissory note bore interest at a rate per annum equal to the Bank of Canada’s Prime rate. On August 9, 2022, a promissory note extension was signed, extending the maturity date of the note payable to February 14, 2023. On January 31, 2023, the Company signed an amendment to extend the maturity date of the loan from February 14, 2023 to February 14, 2024 at an interest rate equal to the Bank of Canada’s Prime rate plus 3%. Accrued interest of $4,120 and $2,289 was outstanding as at June 30, 2023 and December 31, 2022, respectively. On June 30, 2023, and December 31, 2022, the principal balance owed was $117,000.

On November 8, 2022, the Company entered into a promissory note (“Note B”) agreement to raise $116,760. The Note B has a discount of $12,510 and fees of $4,250, resulting in net proceeds of $100,000. The Note is unsecured, has a one-time interest charge of $14,011, and matures on November 8, 2023. The Note B total of $130,771 (including principal, interest, and fees) will be repaid in ten payments, each in the amount of $13,077 with the first payment made on December 30, 2022, and nine subsequent payments each month thereafter with a five-day grace period with respect to each payment. On June 30, 2023, and December 31, 2022, the principal balance owed was $44,824 and $98,465, respectively.

In the event of a default, Note B is convertible into shares of common stock of the Company. In a default situation, the holder of the Note has the right to convert all or any part of the unpaid balance of the Note B into shares of common stock of the Company, at a conversion price that is equal to the lowest trading price for the shares of common stock during the twenty-five trading days prior to the conversion date. Upon the occurrence and during the continuation of any event of default, the Note B would immediately become due and payable and, if the Company wishes to repay the Note in cash, the Company will pay an amount equal to 200% of the then outstanding unpaid amounts owed. The first payment of $13,077 was due and paid on December 31, 2022. Debt discount amortization and prepaid legal fees and amortization amounted to $6,946 and $2,360 for the period ended June 30, 2023, respectively, and $2,043 and $691, respectively, during the year ended December 31, 2022.

On April 19, 2023, we entered into a promissory note (“Note C”) agreement with one subscriber to raise a net amount of $75,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $88,760, plus a one-time interest charge of 13% ($11,538), which accrues on issuance of the promissory note, is unsecured and matures on April 19, 2024. We also agreed to an original issuance discount of $9,510. The total amount of the promissory note of $100,298 (including principal, interest and fees) will be repaid in ten payments each in the amount of $10,030, the first payment due on May 30, 2023, with nine subsequent payments each month thereafter. We will have a five-day grace period with respect to each payment. On June 30, 2023, the principal balance owed was $74,052.

In the event of a default, Note C, is convertible into shares of our common stock. In a default situation the subscriber will have the right to convert all or any part of the outstanding and unpaid amount of the promissory note into shares of our common stock at a conversion price that is equal to the lowest trading price for the shares of common stock during the 25 trading days prior to the conversion date. Upon the occurrence and during the continuation of any event of default, the promissory note will immediately become immediately and payable and, if we wish to repay the promissory note in cash, we must pay an amount equal to 200% of the then outstanding principal amount of the promissory note plus accrued and unpaid interest on the unpaid principal amount of the promissory note plus any default interest, if any. The first payment of $10,030 was due and paid on May 30, 2023. Debt discount amortization and prepaid legal fees and amortization amounted to $2,183 and $976 for the period ended June 30, 2023.

During the period ended June 30, 2023, and December 31, 2022, the Company incurred interest expense for these notes which total $19,557 and $6,601, respectively.

On April 28, 2023, the company received a $25,000USD from Elek Istvan, a unrelated person to the company. The loan is due on demand, short term, and non-interest. Balance on June 30, 2023 is $25,000USD.

9. DEFERRED REVENUE

Prior to June 30, 2023, the Company received $77,700 cash from customers as deposits for work to be performed. On June 30, 2023, the products had not been delivered to the customers, therefore the deposits have been recorded as deferred revenue. Deferred revenue was $77,700 on June 30, 2023, and December 31, 2022.

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

11. RELATED PARTY TRANSACTIONS

On January 22, 2018, the Company appointed James Geiskopf as Lead Director. As of June 30, 2023 and December 31, 2022 the Company had accounts payable and accrued expenses owing to this related party of $31,000 and $6,302, respectively.

On April 1, 2021, the Company appointed Cameron Chell as Executive Chairman. As of June 30, 2023 and December 31, 2022 , the Company had accounts payable and accrued expenses owed to this related party of $567 and $567, respectively.

On August 1, 2022, the Company appointed Scott Gallagher as President. As of June 30, 2023 and December 31, 2022, the Company had accounts payable and accrued expenses owing to this related party of $11,250 and $10,000, respectively.

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. As of June 30, 2023 and December 31, 2022, the Company had accounts payable and accrued expenses owed to this related party of $1,688 and $1,688, respectively.

On October 9, 2017, the Company signed an agreement with a company owned by Swapan Kakumanu to provide accounting services. As of June 30, 2023 and December 31, 2022, the Company had accounts payable and accrued expenses owed of $40,000 and $25,000, respectively.

On May 5, 2021, the Company loaned Fogdog $400,000 of which our CFO is a director, chief financial officer, and shareholder (Note 6). Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog pursuant to convertible promissory note (Note 6). As of June 30, 2023 and December 31, 2022 and 2021, the Company had total outstanding notes receivable from Fogdog of $1,230,500 and $1,250,000. Accrued interest for both loans total $173,078 and $142,493 as at June 30, 2023 and December 31, 2022, respectively.

On April 4, 2023 shares were issues to Scott Gallagher and GSD, a company controlled by Shelly Murphy a member of the Board, for settlement of debt. See note 13 for complete details.

12. WARRANTS

The Company granted 8,600,000 and 3,813,593 common stock warrants during the six months ended June 30, 2023, and the year ended December 31, 2022, respectively. During the period ended June 30, 2023, warrant holders did not exercise any warrants, and 9,100,000 warrants expired. The weighted average exercise price of warrants outstanding on June 30, 2023, is $0.6153, and the weighted average remaining contractual life is 1.55 years. During the year ended December 31, 2022, warrant holders did not exercise any warrants, and 2,108,750 warrants expired. The weighted average exercise price of warrants outstanding on December 31, 2022, is $0.6033, and the weighted average remaining contractual life is 0.90 years.

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

The following table summarizes changes in warrants outstanding in each year:

	June 30, 2023	December 31, 2022
Outstanding – beginning balance	19,807,614	18,102,771
Issuances	8,600,000	3,813,593
Expirations	(9,100,000)	(2,108,750)
Outstanding – ending balance	19,307,614	19,807,614
Weighted Average Price	$0.6153	$0.6033

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

On April 25, 2023, the Company issued 3,720,000 common shares for services rendered to the Company. There were 2,000,000 common shares issued at a price of $0.05USD and 1,720,000 common shares were issued at a price of $0.075 USD per share, for a total value of $279,000 USD.

14. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that our board of directors may grant options to acquire common shares of the Company at not less than 100% of the greater of: (i) the fair market value of the shares underlying the options on the grant date and (ii) the fair market value of the shares underlying the options on the date preceding the grant date at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. On June 30, 2023, the maximum number of options available for grant was increased to 28,300,000 shares. On June 30, 2023, there are 24,213,334 stock options issued and outstanding. On June 30, 2023, there are 4,086,666 unused stock options.

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

Stock-based compensation expense recognized for the period ended June 30, 2023, and year ended December 31, 2022, were $649,403 and $1,855,761, respectively. Stock options granted are valued at fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Period ended June 30, 2023	Year ended December 31, 2022
Share price	$0.09	$0.09
Exercise price	$0.11	$0.09
Time to maturity (years)	10	10
Risk-free interest rate	1.94%	3.04%
Expected volatility	307.36%	89.92%
Dividend per share	$0.00	$0.00
Forfeiture rate	-	-

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2022	12,730,000	0.15	0.19	8.4
Granted	11,750,000	0.09	0.09	9.9
Cancelled	(266,667)	1.089	1.17	0.6
Options outstanding, June 30, 2023	24,213,334	0.13	0.12	8.91
Options exercisable, June 30, 2023	15,146,666	0.14	0.13	8.59

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

15. INCOME TAXES

For the period ended June 30, 2023, and year ended December 31, 2022, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of June 30, 2023, and December 31, 2022, the Company had net operating loss carry forwards of approximately $5,268,385 and $3,897,793, respectively. The carry forwards expire through the year 2042. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, which reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. We used 21% as an effective rate. Tax computations are as follows:

	For the period ended June 30, 2023	For the year ended December 31, 2022
Net operating loss before taxes	$(1,035,803)	$(6,212,287)
Federal income tax rate	21%	21%
Tax expense (benefit) at the statutory rate	(217,519)	(1,304,580)
Non-deductible items
Tax effect of stock-based compensation (non-qualifying options)	136,375	389,710
Change in Derivatives	-	(92,414)
Change in valuation allowance	81,144	1,007,284
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities. The tax effect of significant components of the Company’s deferred tax assets at December 31, 2022 and 2023, respectively, are as follows:

	2023	2022
Deferred tax asset:
Net operating loss carry forwards	$5,268,385	$3,897,793
Total gross deferred tax assets	5,268,385	3,897,793
Less: Deferred tax asset valuation allowance	(5,268,385)	(3,897,793)
Total net deferred tax assets	$-	$-

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

The following table sets forth a summary of the changes in non-controlling interest:

	June 30, 2023	December 31, 2022
Non-controlling interest beginning of the period	$(881,720)	(894,742)
Issuance of shares by EnderbyWorks, LLC	-	4,900
Net income (loss)	(14,194)	8,122
Acquisition	763,034	-
Non-controlling interest end of period	$(132,880)	(881,720)

17. SUBSEQUENT EVENTS

On July 7 2023, MetaWorks has acquired software, including Web3 business metaverse platform, Chat GPT-powered AI avatar technology, and domain portfolio, including UtopiaVR.com. This acquisition also includes a patent-pending IP technology relating to metaverse haptics that will hold potential for future development and licensing opportunities. Consideration for the acquisition of the assets included: (i) the issuance of 7,000,000 shares of common stock of the Company (each, a “Share”); (ii) the issuance of a convertible promissory note in the principal amount of US$700,000, which matures on July 5, 2024 and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of US$0.10 per Share; and (iii) the issuance of a convertible promissory note in the principal amount of US$154,250, which matures on July 5, 2024, and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of US$0.10 per Share.

On July 28, 2023, we completed a private placement of an aggregate of 2,957,143 units at a price of US$0.07 per unit for aggregate gross proceeds of US$207,000. Each unit is comprised of one share of common stock of our company and one-half of one transferable common stock purchase warrant, with each common stock warrant being exercisable into one additional share of common stock of our company at an exercise price of US$0.14 per share for a period of twelve months following the date of the closing.

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

As used in this quarterly report, the terms “we”, “us”, “the Company”, “our” and “MetaWorks” mean MetaWorks Platforms, Inc. and its wholly owned subsidiaries, CurrencyWorks USA Inc. and EnderbyWorks, and its majority-owned subsidiary Motoclub LLC, unless otherwise specified.

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

Results of Operations

Three Months Ended June 30, 2023, compared to the Three Months Ended June 30, 2022

Revenue

During the three months ended June 30, 2023, we recognized total revenue of $320,451, $451 coming from the sale of NFTs, $120,000 for the sale of movie rights, and $200,000 from consulting services. During the three months ended June 30, 2022, we recognized total revenue of $128,664, $53,415 coming from the sale of NFTs and $75,249 from consulting services.

Operating Expenses

We incurred general and administrative expenses of $1,328,327 and $719,088 for the three months ended June 30, 2023, and 2022, respectively, representing an increase of $609,239 between the two periods. These expenses consisted primarily of stock-based compensation expenses for issuance of options, consulting fees, pre-licensing fees, professional fees, amortization, and other general and administrative costs. The increase in general and administrative expenses was mainly due to an establishment of an advisory board in the three months ended June 30, 2023, which increased our consulting fees by $227,597, general and administrative costs by $368,925 and professional fees by $5,763 compared to the three months ended June 30, 2022.

Other Income (Expense)

Other income includes $68,051 of note interest revenue for the three months ended June 30, 2023, compared to $25,180 of note interest revenue in 2022. Other expenses were $20,432 and $7,394 for the three months ended June 30, 2023, and 2022, respectively. 2022 also had a $136,596 gain in change in derivative liability.

Net Loss from Operations

We incurred net losses from operations of $1,040,551 and $914,549 for the three months ended June 30, 2023, and 2022, respectively, representing a net change of $126,002, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Six Months Ended June 30, 2023, compared to the Six Months Ended June 30, 2022

Revenue

For the six months ended June 30, 2023, we recognized total revenue of $354,882, with $120,000 coming from the sale of movie rights, $4,882 coming from the sale of NFTs, and $230,000 from consulting services. For the six months ended June 30, 2022, we recognized total revenue of $1,453,051, with $1,250,000 coming from the sale of movie rights, $78,301 coming from the sale of NFTs, and $124,750 from consulting services.

Operating Expenses

We incurred general and administrative expenses of $1,363,828 and $2,770,048 for the six months ended June 30, 2023, and 2022, respectively, representing a decrease of $1,406,220 between the two periods. These expenses consisted primarily of stock-based compensation expense for issuance of options, consulting fees, pre-licensing fees, professional fees, amortization, and other general and administrative costs. The decrease in consulting fees between the two periods from $786,538 in 2022 to $615,939 in 2023 relates to decreases in compensation for our president, chief operating officer, and Board of Directors. Professional fees for the two periods decreased from $182,282 in 2022 to $81,724 in 2023 as a result of decreased legal fees. The decrease in other general and administrative expenses from $1,791,075 in 2022 to $666,852 in 2023 was mainly due to a decrease in stock-based compensation, as well as a decrease in marketing and platform development fees.

Net Loss

We incurred net losses from operations of $1,413,482 and $2,098,556 for the six months ended June 30, 2023, and 2022, respectively, representing a net change of $685,074, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Other Income (Expense)

Other income includes $92,955 of note interest revenue for the six months ending June 30, 2023, compared to $66,805 in the same period in 2022. The six months ended June 30, 2023, included $21,389 interest expense on convertible notes payable, comparable to $107 in the same period in 2022. 2022 also recognized a $440,065 gain in the change in derivative liability and additional other expenses of $7,287.

Net Loss

We incurred net losses of $1,341,916 and $1,599,080 for the six months ended June 30, 2023, and 2022, respectively, representing a net change of $257,164 primarily attributable to the factors discussed above under the headings “Revenue”, “Operating Expenses” and “Other Income (Expense)”.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2023	As at December 31, 2022
Current Assets	$710,697	$1,025,232
Current Liabilities	1,086,615	1,587,773
Working Capital (Deficit)	$(375,918)	$(562,541)

Current Assets

Current assets were $710,697 as at June 30, 2023, and $1,025,232 at December 31, 2022. The decrease in current assets is mainly due to decrease in current portions on notes receivable. The new signed agreement now classifies them as long term.

Current Liabilities

Current liabilities of $1,086,615 as at June 30, 2023, were attributable to accounts payable and accrued expenses, compared to $1,587,773 in accounts payable and accrued expenses as at December 31, 2022.

Cash Flow

	Six months ended June 30, 2023	Six months ended June 30, 2022
Net cash used in operating activities	$(775,137)	$(1,070,110)
Net cash provided by (used in) investing activities	-	4,900
Net cash provided by financing activities	748,458	635,499
Net changes in cash and cash equivalents	$(26,679)	$(429,711)

Operating Activities

Net cash used in operating activities was $775,137 for the six months ended June 30, 2023, compared to net cash used of $1,070,110 for the six months ended June 30, 2022, a decrease of $294,973. The decrease in net cash used in operating activities was primarily due to a decreased net loss for the period.

Investing Activities

There were no investing activities for the six months ending June 30, 2023. Net cash provided by investing activities was $4,900 for the six months ended June 30, 2022, which was from the issuance of shares from the Company’s subsidiary, EnderbyWorks, LLC.

Financing Activities

Financing activities provided cash of $748,458 for the six months ended June 30, 2023, and $635,499 for the six months ended June 30, 2022, an increase of $112,959. This increase is mainly due to share issuances during the six months ended June 30, 2023, and note receivable repayments.

On April 19, 2023, we entered into a promissory note agreement with one subscriber to raise a net amount of $75,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $88,760, plus a one-time interest charge of 13% ($11,538), which accrues on issuance of the promissory note, is unsecured, and matures on April 19, 2024. We also agreed to an original issuance discount of $9,510. The total amount of the promissory note of $100,298 (including principal, interest, and fees) will be repaid in ten payments each in the amount of $10,029.80, the first payment due on May 30, 2023, with nine subsequent payments each month thereafter. We will have a five-day grace period with respect to each payment. In the event of a default, the promissory note is convertible into shares of our common stock. In a default situation the subscriber will have the right to convert all or any part of the outstanding and unpaid amount of the promissory note into shares of our common stock at a conversion price that is equal to the lowest trading price for the shares of common stock during the 25 trading days prior to the conversion date. Upon the occurrence and during the continuation of any event of default, the promissory note will immediately become immediately and payable and, if we wish to repay the promissory note in cash, we must pay an amount equal to 200% of the then outstanding principal amount of the promissory note plus accrued and unpaid interest on the unpaid principal amount of the promissory note plus any default interest, if any.

Cash Requirements

We expect that we will require $1,200,000, including our current working capital, to fund our operating expenditures for the next twelve months. Projected working capital requirements for the next twelve months are as follows:

Estimated Working Capital Expenditures During the Next Twelve Months

General and administrative expenses	$1,200,000
Total	$1,200,000

Our estimated general and administrative expenses for the next 12 months are $1,200,000 and are comprised of consulting fees, accounting services, board of directors and our advisory board, investor relations consultants, and to our public relations and marketing consultants; legal and professional fees (including auditing fees); for insurance; marketing and advertising expenses; trade shows; travel expenses; office rent and miscellaneous and office expenses.

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

Going Concern

Our unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $42,755,889 as at June 30, 2023 (December 31, 2022: $41,428,167). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

In their reports on our financial statements for the years ended December 31, 2022, and 2021, our current and former independent registered public accounting firms included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the fiscal year ended December 31, 2022, our disclosure controls and procedures were not effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended June 30, 2023, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)
3.4	Articles of Merger dated effective September 3, 2019 (incorporated by reference from our Current Report on Form 8-K, filed on September 9, 2019)
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
3.6	Amended and Restated Bylaws (incorporated by reference from our Annual Report on Form 10-K, filed on April 15, 2022)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)
10.13	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.14	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.15	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.16	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)

10.18	Loan Agreement dated November 20, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)
10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.21	Business Services Agreement dated effective December 29, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 24, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24	Offer Letter dated January 22, 2018 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.25	Offer Letter dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.26	2017 Equity Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.27	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.28	Stock Option Agreement dated October 15, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.29	Stock Option Agreement dated October 15, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.30	Stock Option Agreement dated October 15, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.31	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.32	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.33	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.34	Indemnification Agreement dated December 20, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.35	Indemnification Agreement dated December 20, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.36	Indemnification Agreement dated December 20, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.37	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.38	Offer Letter dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.39	Stock Option Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.40	Indemnification Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.41	Offer Letter dated June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.42	Stock Option Agreement dated June 7, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.43	Indemnification Agreement June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.44	Amendment Agreement dated effective as of June 25, 2018 to Business Services Agreement dated October 18, 2017 with Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 29, 2018)

10.45	Loan Agreement dated July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.46	Corporate Guaranty dated July 9, 2018 by Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.47	Amendment No. 2 to Business Services Agreement dated as of July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.48	Loan Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.49	Corporate Guaranty entered into as of August 29, 2018 by Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.50	Security Agreement entered into as of August 29, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.51	Security Assignment Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.52	Master Services Agreement dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.53	Software Services Statement of Work dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.54	Amendment No. 3 to Business Services Agreement dated as of October 29, 2018 with Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on October 31, 2018)
10.55	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.56	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.57	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.58	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.59	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.60	2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)
10.61	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 29, 2018)
10.62	Amendment to Independent Consultant Agreement dated December 4, 2018 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2018)
10.63	Master Services Agreement dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.64	Software Services Statement of Work dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.65	Stock Option Agreement dated October 15, 2017 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.66	Stock Option Agreement dated June 8, 2018 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.67	Independent Consultant Agreement dated effective December 4, 2018 with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.68	Indemnification Agreement with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.69	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2019)
10.70	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017 between CurrencyWorks Inc. and Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)

10.71	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated January 22, 2018 between CurrencyWorks Inc. and James P. Geiskopf (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.72	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated February 9, 2018 between CurrencyWorks Inc. and Edmund C. Moy (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.73	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated May 17, 2018 between CurrencyWorks Inc. and James Carter (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.74	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated June 22, 2018 between CurrencyWorks Inc. and Alphonso Jackson (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.75	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017, as amended on November 30, 2018 and July 1, 2019 between CurrencyWorks Inc. and Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.76	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Business Services Agreement dated effective October 18, 2017 as amended on June 26, 2018 between CurrencyWorks Inc. and Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.77	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective December 4, 2018 between CurrencyWorks Inc. and Swapan Kakumanu (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.78	Amendment to Loan Agreement and Termination of Business Services Agreement dated February 7, 2020 with Ryde GmbH and Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 12, 2020)
10.79	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2020)
10.80	Business Services Agreement with Business Instincts Group Inc. dated December 10, 2020 (incorporated by reference from our Current Report on Form 8-K, filed on December 11, 2020)
10.81	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2021)
10.82	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 11, 2021)
10.83	Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2021)
10.84	Amended 2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
10.85	Limited Liability Company Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.86	LLC Member Services Master Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.87	Technology Operating and License Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.88	Secured Promissory Note dated July 6, 2021with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.89	Security Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.90	Distribution License Agreement dated July 6, 2021 with EnderbyWorks, LLC and 92 Films, LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.91	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)

10.92	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.93	Engagement Letter dated June 15, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.94	Amendment to Engagement Letter dated July 10, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.95	Business Combination Agreement among VON Acquisition Inc., sBetOne, Inc., VON Acquisition Merger Sub Inc., Limitless III Inc., VON Acquisition Corp. and VON Bismark Limited.(incorporated by reference from our current report on Form 8-K, filed on August 18, 2021)
10.96	Services Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.97	Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.98	General Security Agreement with Fogdog Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.99	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.100	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.101	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2021)
10.102	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.103	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.104	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 31, 2022)
10.105	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)
10.106	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)
10.107	Independent Consultant Agreement dated effective September 7, 2022 with Scott Gallagher (incorporated by reference from our Annual Report on Form 10-K, filed on March 21, 2023)
10.108	Amendment #1 dated March 15, 2023 to Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021 (incorporated by reference from our Annual Report on Form 10-K, filed on March 21, 2023)
10.109	Amendment #1 dated March 15, 2023 to Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Annual Report on Form 10-K, filed on March 21, 2023)
10.110	Asset Purchase Agreement dated June 16, 2023 with Apex VR Holdings, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 23, 2023)
10.111	Amended Equity Incentive Plan (incorporated by reference from our current report on Form 8-K, filed on June 30, 2023)
(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METAWORKS PLATFORMS, INC.

/s/ Swapan Kakumanu
Swapan Kakumanu
Chief Financial Officer
(Duly Authorized Officer)
Dated: August 14, 2023

