Form 10-K
period 2023-12-31
METAWORKS PLATFORMS, INC.
filed 2024-04-16
CIK 1515139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 10, 2024, 117,452,923 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed under Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1980). Not applicable.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, forward-looking statements can be identified by the use of terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continues” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this annual report include or may include, among others, statements about:

●	our proposed plan of operations;
●	our financial and operating objectives and strategies to achieve them;
●	the costs and timing of our services;
●	our use of available funds;
●	our capital and funding requirements; and
●	our other financial or operating performances.

The material assumptions supporting these forward-looking statements include, among other things:

●	our future growth potential, results of operations, prospects and opportunities;
●	execution of our business strategy;
●	there being no material variations in current regulatory environments;
●	our operating expenses, including general and administrative expenses;
●	our ability to obtain any necessary financing on acceptable terms;
●	timing and amount of capital expenditures;
●	retention of skilled personnel;
●	continuation of current tax and regulatory regimes; and
●	general economic and financial market conditions.

Although management considers these assumptions reasonable based on information currently available to it, they may prove incorrect.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

●	inability to efficiently manage our operations;
●	general economic and business conditions;
●	our negative operating cash flow;
●	our ability to obtain additional financing;
●	our ability to collect outstanding loans;
●	increases in capital and operating costs;
●	general cryptocurrency risks;
●	technological changes and developments in the blockchain and cryptocurrencies;
●	risks relating to regulatory changes or actions;
●	competition for blockchain platforms and technologies; and
●	other factors discussed under the section entitled “Risk Factors”,

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

Unless otherwise stated, all financial information contained herein is shown in United States dollars. Our financial statements are prepared by the United States’ generally accepted accounting principles. Unless otherwise stated, “$” refers to United States dollars.

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

We have three subsidiaries CurrencyWorks USA Inc., EnderbyWorks LLC, and Motoclub LLC. We have 100% ownership of CurrencyWorks USA Inc., 100% ownership of EnderbyWorks LLC, and 80% ownership of Motoclub LLC.

General Development of Business

MetaWorks aims to build and operate a full-service blockchain platform that leverages Web3 technology such as non-fungible and fungible tokens (NFTs), branded digital wallets, digital marketplaces and payments, digital assets and rewards.

Since 2017, our services and development business has provided a turnkey set of Web3 tools, platforms and services for companies to develop and integrate blockchain, payments and Web3 technologies into their ongoing and new business operations.

Our core revenue streams are expected to remain as consulting revenues, technology development and transaction fees as well as project and payment fees generated through our owned and operated projects and platforms. We may accept equity stakes as payment for our services, to the extent permitted under applicable law.

MetaWorks has developed expertise in several key areas of the digital ecosystem and we plan to build on these initiatives to drive our growth, including:

Web3 Marketplaces, Memberships and Transactions

●	Our work developing Web3-based apps like the IP content management app ARK scheduled for launch in May of 2024. MetaWorks owns 7% of ARK.
●	Our work launching the award-winning Vuele.io NFT platform for the feature movies sector
●	Our work launching the MusicFX.io NFT platform for the music sector
●	Our work launching the Motoclub.io NFT platform for the collector car sector

Future & Recent Projects

In the next year, we will continue to develop and expand our partner project portfolio in the Web3 space where we can use our expertise to leverage Blockchain and Web3 tools & technologies. We will also seek to expand our renewable energy project Zer00 first announced in 2021. In March of 2024, MetaWorks acquired 11% of a private Company called Fogdog Energy Solutions Inc. Our Chief Financial Officer, Secretary and Treasurer, Swapan Kakumanu, is a director, chief financial officer and shareholder of Fogdog.

Description of Business

Overview

Our business owns, builds, partners with and operates Web3 Platforms-as-a-Service that leverages Web3 tools and technologies like Blockchain, digital wallets & rewards and non-fungible and fungible tokens and green technologies. We anticipate that we will enable companies to leverage these emerging technologies to grow and complement their existing and new businesses in ways they could not using traditional or web2 centralized technologies.

Web3

Is generally referred to as the next iteration of the World Wide Web. Web3 incorporates the concepts of decentralization, digital ownership, blockchain-based technologies and the use and tokenization of both physical and digital assets.

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

Principal Services

We plan to generate revenue through the creation, development and management of fintech platforms for companies by:

1.	Business Development and Technical Services

●	Earning fees for consulting and development services;
●	Earning fees for business development, program management and strategic planning;
●	Licensing fees on fintech platforms;
●	Transaction fees; and
●	Earned equity stakes in projects.

2.	Blockchain and Technology Program Management

●	Product vision and road-mapping;
●	Program development and project management; and
●	Product development and testing.

3.	Customer Development

●	Customer discovery and scoping (not including any distribution or marketing-related services, or assistance regarding the offer or sale of any tokens or coins); and
●	Product commercialization and support.

4.	Business Launch Services

●	Public relations, business development plans and strategies maximizing physical and digital outreach (not including any distribution or marketing-related services, or assistance regarding the offer or sale of any tokens or coins);
●	Initial community development & management strategy; and
●	Establish digital/social media strategy and presence;

5.	Post-Business Launch Support Services

●	Public relations to support (not including any distribution or marketing-related services, or assistance regarding the offer or sale of any tokens or coins);
●	Community development and management; and
●	General support.

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

Competition

We are in a novel business of providing services for companies to develop and integrate blockchain and Web3 technologies into their business operations. We compete with the many companies in the Web3 space. Here are some of the larger competitors:

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

With thousands of technical experts, IBM is moving quickly into enterprise blockchain and claims the leading blockchain for business platform. This is primarily B2B-focused work.

Many of our current and potential competitors may have greater brand recognition, longer operating histories, larger customer bases and, significantly greater financial, marketing and other resources than we do. Accordingly, these competitors may be able to spend greater amounts on product development, marketing and distribution. This advantage could enable our competitors to acquire a larger market share and develop and offer more competitive products and services. Such competition could adversely impact our ability to attain the financing necessary for us to develop our business plan. In the face of competition, we may not be successful in sufficient market share to make our business profitable.

●	Many of the large management consultancy firms are developing blockchain-specific practice areas including Accenture, Deloitte and Bain.

Intellectual Property and Technology

We do not currently own any intellectual property. We intend to aggressively assert our rights under trade secrets, patents, trademarks and copyright laws to protect any intellectual property that we create, including product design, product research and concepts and recognized trademarks. These rights may be protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. In addition, while we are not aware that our services or proprietary rights infringe the proprietary rights of third parties, we may receive notices from third parties asserting that we have infringed their patents, trademarks, copyrights or other intellectual property rights. Any such claims could be time-consuming, result in costly litigation, cause service stoppages or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require us to cease operating our business, any of which could have a material adverse effect on our business, operating results and financial condition.

As we are still in the early stages of developing our business, we have devoted no substantial efforts to research and development within the last three fiscal years.

Government Regulation

Current and future legislation rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact how bitcoins or other cryptocurrencies are viewed or treated for classification and clearing purposes. In particular, bitcoins and other cryptocurrencies may not be excluded from the definition of “security” by regulatory rulemaking or interpretation requiring registration of all transactions, unless an exemption is available, including transacting in bitcoin or cryptocurrency amongst owners and requiring registration of trading platforms as “exchanges” such as Coinsquare. We cannot be certain as to how future regulatory developments will impact the treatment of bitcoins and other cryptocurrencies under the law. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations or be subjected to fines, penalties and other governmental action. Any such action may adversely affect an investment in us. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our account and harm investors.

We intend to comply with any applicable anti-money laundering or know-your-customer rules relating to tokens imposed by the SEC and Canadian securities regulators.

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

Under Section 3(a)(1)(C) of the Investment Company Act of 1940, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of our company’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” We intend to monitor our holdings and conduct operations so that on an unconsolidated basis we will comply with the 40% test. Nevertheless, because we may accept tokens, coins or equity in payment for our services, to the extent permitted under applicable law, we may acquire “investment securities” having a value exceeding 40% of the value of our company’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. In that case, we intend to rely on a safe harbour exemption from the Investment Company Act of 1940 for so-called “transient investment companies.”

Consistent with the “transient investment company” safe harbour, we will have to reduce our holdings of “investment securities to not more than 40% of our total assets as soon as is reasonably possible and in any event within one year from the earlier of (i) the date on which we own securities and/or cash having a value exceeding 50% of the value of our company’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which we own or propose to acquire “investment securities” having a value exceeding 40% of the value of our company’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. This reduction could be attempted in several ways, including the disposition of securities and the acquisition of other assets that would not constitute investment securities for purposes of the Investment Company Act of 1940. If we are required to sell securities, we may sell them sooner than we otherwise would, the sales may be at depressed prices, and we may never realize anticipated benefits from, or may incur losses on, those investments. We may not be able to sell some investments due to contractual or legal restrictions or the inability to locate a suitable buyer. We may also incur tax liabilities when we sell our assets. If we decide to try to acquire additional assets that would not constitute investment securities, we may not be able to identify and acquire suitable assets. If these steps do not achieve a sufficient reduction in our holdings of investment securities within the prescribed period, we will be forced to liquidate some of our securities holdings and invest the proceeds in U.S. government securities and cash items, with a potential loss.

Because we can rely on the “transient investment company” safe harbour only once during any three years, we may not accept tokens, coins or equity in payment for our services during the period that this safe harbour is not available.

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

If we were required to register our company as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business, all of which would have a material adverse effect on us.

Employees

As of April 10, 2024, we have two executive officers, Scott Gallagher, who is our president, and Swapan Kakumanu, who is our chief financial officer, secretary, and treasurer and no employees. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We also employ consultants on an as-needed basis to provide specific expertise in areas of product design and development and other business functions including marketing and accounting. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus.

ITEM 1A. RISK FACTORS

An investment in our common stock involves several very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and our business before purchasing our securities. Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks. You should invest in our common stock only if you can afford to lose your entire investment.

General Cryptocurrency Risks

Cryptocurrency exchanges and other trading venues are relatively new and, in most cases, largely unregulated and may therefore be subject to fraud and failures.

When cryptocurrency exchanges or other trading venues are involved in fraud or experience security failures or other operational issues, such events could result in a reduction in cryptocurrency prices or confidence impact our success and have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects and operations.

Cryptocurrency market prices depend, directly or indirectly, on the prices set on exchanges and other trading venues, which are new and, in most cases, largely unregulated as compared to established, regulated exchanges for securities, commodities or currencies. For example, during the past three years, several Bitcoin exchanges have closed due to fraud, business failure or security breaches. In many of these instances, the customers of the closed exchanges were not compensated or made whole for partial or complete losses of their account balances. While smaller exchanges are less likely to have the infrastructure and capitalization that may provide larger exchanges with some stability, larger exchanges may be more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems) and may be more likely to be targets of regulatory enforcement action. We do not maintain any insurance to protect from such risks and do not expect any insurance for customer accounts to be available (such as federal deposit insurance) at any time in the future, putting customer accounts at risk from such events. In the event we face fraud, security failures, operational issues or similar events such factors would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects and operations.

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

Governments may in the future regulate, curtail or outlaw the ability for acquisition, use or redemption of cryptocurrencies. Ownership of, holding or trading in cryptocurrencies may then be considered illegal and subject to sanction. Governments may also take regulatory action that may increase the cost and/or subject cryptocurrency companies to additional regulation. Similar actions by governments or regulatory bodies could result in restriction of the acquisition, ownership, holding, selling, use or trading of our securities. The effect of any future regulatory change on our business or any cryptocurrency that may impact our business is impossible to predict, but such change could be substantial and would have a material adverse effect on our business, prospects and operations.

On-going and future regulatory actions and regulatory change related to our business or cryptocurrencies may impact our ability to continue to operate and such actions could affect our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations.

The development and acceptance of cryptographic and algorithmic protocols governing the issuance of transactions in cryptocurrencies are subject to a variety of factors that are difficult to evaluate.

The use of cryptocurrencies to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs digital assets based upon a computer-generated mathematical and/or cryptographic protocol. The growth of this industry in general, and the use of cryptocurrencies in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur and is unpredictable. The factors include, but are not limited to:

●	Continued worldwide growth in the adoption and use of cryptocurrencies;
●	Governmental and quasi-governmental regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the network or similar cryptocurrency systems;
●	Changes in consumer demographics and public tastes and preferences;
●	The maintenance and development of the open-source software protocol of the network;
●	The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
●	Maintenance and development of cryptosystems requires a large draw of power and secure battery backup systems, development of these related products has significant environmental impacts that could negatively impact public popularity;
●	General economic conditions and the regulatory environment relating to digital assets; and
●	Negative consumer sentiment and perception of Bitcoin specifically and cryptocurrencies generally.

Such events would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our account and harm investors in our securities.

Banks and financial institutions may not provide banking services or may cut off services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment, including financial institutions of investors in our securities.

Several companies that provide Bitcoin and/or other cryptocurrency-related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, several companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide bitcoin and/or other cryptocurrency-related services have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies and could decrease its usefulness and harm its public perception in the future. Similarly, the usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses providing bitcoin and/or other cryptocurrency-related services. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and commodities exchanges, the over-the-counter market and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could result in the inability of our investors to open or maintain stock or commodities accounts, including the ability to deposit, maintain or trade our securities. Such factors would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and harm investors.

The impact of geopolitical events on the supply and demand for cryptocurrencies is uncertain.

Crises may motivate large-scale purchases of cryptocurrencies which could increase the price of cryptocurrencies rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behaviour wanes, adversely affecting the value of any cryptocurrencies we hold or expect to acquire for our account. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold.

As an alternative to gold or fiat currencies that are backed by central governments, cryptocurrencies, which are relatively new, are subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is uncertain but could be harmful to us and investors in our securities. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of cryptocurrencies either globally or locally. Such events would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our account.

Acceptance and/or widespread use of cryptocurrency is uncertain.

Currently, there is a relatively small use of bitcoins and/or other cryptocurrencies in the retail and commercial marketplace for goods or services. In comparison, there is relatively large use by speculators contributing to price volatility.

The relative lack of acceptance of cryptocurrencies in the retail and commercial marketplace limits the ability of end-users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our account.

Political or economic crises may motivate large-scale sales of Bitcoins Ethereum, or other cryptocurrencies, which could result in a reduction in value and adversely affect us.

There was much volatility in the digital assets industry during 2022 and 2021. During 2022 there was the collapse of FTX, a major exchange, which led the crypto market cap to decline by billions of U.S. dollars in only a few days. Large-scale sales of bitcoins and Ethereum or other cryptocurrencies would result in a reduction in their value and could adversely affect us. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our account and harm investors.

It may be illegal now, or in the future, to acquire, own, hold, sell or use Bitcoin, Ethereum, or other cryptocurrencies, participate in the blockchain or utilize similar digital assets in one or more countries, the ruling of which would adversely affect us.

Although currently bitcoins, Ethereum, and other cryptocurrencies, blockchain and digital assets generally are not regulated or are lightly regulated in most countries, including the United States, one or more countries such as China and Russia may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these digital assets or to exchange these digital assets for fiat currency. Such restrictions may adversely affect us. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our account and harm investors.

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

Current and future legislation SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact how digital assets are viewed or treated for classification and clearing purposes. In particular, digital assets may not be excluded from the definition of “security” by SEC rulemaking or interpretation requiring registration of all transactions, unless another exemption is available, including transacting in digital assets amongst owners and requiring registration of trading platforms as “exchanges”. We cannot be certain as to how future regulatory developments will impact the treatment of digital assets s under the law. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations or be subjected to fines, penalties and other governmental action. Any such action may adversely affect an investment in us. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any digital assets we hold or expect to acquire for our account and harm investors.

Lack of liquid markets and possible manipulation of blockchain/cryptocurrency-based assets may adversely affect us.

Digital assets that are represented and traded on a ledger-based platform may not necessarily benefit from viable trading markets. Stock exchanges have listing requirements and vet issuers, requiring them to be subjected to rigorous listing standards and rules and monitoring investors transacting on such platforms for fraud and other improprieties. These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform’s controls and other policies. The more lax a distributed ledger platform is about vetting issuers of digital assets or users that transact on the platform, the higher the potential risk for fraud or the manipulation of digital assets. These factors may decrease liquidity or volume, or increase volatility of digital securities or other assets trading on a ledger-based system, which may adversely affect us. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our account and harm investors.

Risks Related to Our Business

We have an evolving business model.

As fintech and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. As a result, to stay current with the industry, our business model may need to evolve as well. From time to time, we may modify aspects of our business model relating to our product mix and service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our account and harm investors.

The loss or potential loss of our exclusion from regulation pursuant to the Investment Company Act of 1940, the Investment Advisors Act of 1940 or any related state exemptions, could require us to restructure our operations.

The SEC heavily regulates how “investment companies,” “investment advisors,” and “broker-dealers” are permitted to conduct their business activities. We believe we will conduct our business in a manner that does not result in us being characterized as an investment company, an investment advisor or a broker-dealer, as we do not believe that we will engage in any of the activities that require registration under the Investment Company Act of 1940, the Investment Advisors Act of 1940 or any similar provisions under state law. We intend to continue to conduct our business in such a manner. If, however, we are deemed to be an investment company, an investment advisor, or a broker-dealer, we may be required to institute burdensome compliance requirements and our activities may be restricted, which would affect our business to a material degree. The loss or potential loss of our exclusion from regulation pursuant to the Investment Company Act of 1940, the Investment Advisors Act of 1940 or any related state exemptions, could require us to restructure our operations, which could hurt our financial condition and results of operations. In addition, we are determined to have engaged in activities that require any such registration, without obtaining such registration, we could be subject to civil and/or criminal liability, which could hurt our financial condition and results of operations.

Cryptocurrency inventory, including that maintained by or for us, may be exposed to cybersecurity threats and hacks.

As with any computer code generally, flaws in cryptocurrency codes may be exposed by malicious actors. Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users’ information. Flaws in and exploitations of the source code allow malicious actors to take or create money that has previously occurred. To date, several hackings have become public knowledge whereby hackers have exploited security vulnerabilities in computer code used by cryptocurrency exchanges, digital wallets and companies that hold cryptocurrency to steal the equivalent of hundreds of millions of dollars based on current exchange rates. Such events would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our account.

Competing fintech and blockchain platforms and technologies may adversely affect our business.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or an alternative to distributed ledgers altogether. This may adversely affect us and our exposure to various blockchain technologies. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our account and harm investors.

Competition in our market could harm our business.

Many of our current and potential competitors may have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Accordingly, these competitors may be able to spend greater amounts on product development, marketing and distribution. This advantage could enable our competitors to acquire a larger market share and develop and offer more competitive products and services. Such competition could adversely impact our ability to attain the financing necessary for us to develop our business plan. In the face of competition, we may not be successful in sufficient market share to make our business profitable.

The cryptocurrency assets we may hold may be subject to lose, theft or restriction on access.

There is a risk that some or all of the cryptocurrency assets we hold from time to time could be lost or stolen. Access to the cryptocurrency assets we hold from time to time could also be restricted by cybercrime (such as a denial of service attack) against a service at which we maintain a hosted online wallet. Any of these events may adversely affect our operations and, consequently, our investments and profitability. The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our cryptocurrency holdings. Our loss of access to our private keys or our experience of data loss relating to our digital wallets could adversely affect our investments and assets.

Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, and which wallet’s public key or address is reflected in the network’s public blockchain. We will publish the public key relating to digital wallets in use when we verify the receipt of transfers and disseminate such information into the network, but we will need to safeguard the private keys relating to such digital wallets. To the extent such private keys are lost, destroyed or otherwise compromised, we will be unable to access the cryptocurrency assets we hold from time to time and such private keys will not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store the cryptocurrency assets we hold from time to time would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our account.

Incorrect or fraudulent coin transactions may be irreversible.

Cryptocurrency transactions are irrevocable, stolen or incorrectly transferred coins may be irretrievable. As a result, any incorrectly executed or fraudulent coin transactions could adversely affect our investments and assets.

Coin transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction. In theory, cryptocurrency transactions may be reversible with the control or consent of a majority of processing power on the network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of a coin or a theft of coin generally will not be reversible and we may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or theft or criminal action, our coins could be transferred in incorrect amounts or to unauthorized third parties, or uncontrolled accounts. Such events would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our account.

There is limited precedence and a lack of authoritative guidance on digital assets.

Since there has been limited precedence set for the financial accounting of digital assets, it is unclear how we will be required to account for digital asset transactions or assets. Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate our financial statements. Such a restatement could negatively impact our business, prospects, financial condition and results of operation. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our account and harm investors.

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

We had cash and cash equivalents in the amount of $3,076 and a working capital deficit of $2,452,883 as of December 31, 2023, and cash and cash equivalents of $34,941 and a working deficit of $562,541 as of December 31, 2022. We anticipate that we will require additional financing while we operate our business. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We would likely secure any additional financing necessary through a private placement of our common stock or through debt financing. There can be no assurance that any financing will be available to us, or, even if it is, if it will be offered on terms and conditions acceptable to us. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a material adverse effect on us. If additional funds are raised by issuing equity securities, dilution to existing or future stockholders will result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the expansion of our new business.

Our chief financial officer devotes approximately 50% of his working time to our company.

Swapan Kakumanu, our chief financial officer, devotes approximately 50% of his working time, or approximately up to 20 hours per week, to our company. Because Mr. Kakumanu works only part-time, instances may occur where he may not be immediately available to provide solutions to problems or address concerns that arise in the course of our conducting our business and thus adversely affect our business. In addition, Mr. Kakumanu can become subject to conflicts of interest because he devotes part of his working time to other business endeavours, including consulting relationships with other entities, and has responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, Mr. Kakumanu could be subject to conflicts of interest.

The directors and officers of our company, including Mr. Kakumanu, are aware of the existence of laws governing the accountability of directors and officers for corporate opportunity and requiring disclosures by the directors and officers of conflicts of interest, and we will rely upon such laws in respect of any directors’ and officers’ conflicts of interest or respect of any breaches of duty by any of our directors and officers. All such conflicts are to be disclosed by such directors or officers by applicable laws and the directors and officers are to govern themselves in respect thereof to the best of their ability by the obligations imposed upon them by law.

Risks Related to Our Common Stock

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 400,000,000 shares of common stock, of which 117,452,923 shares of common stock were issued and outstanding as of April 10, 2024. Our board of directors has the authority to cause us to issue additional shares of common stock without the consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future.

If the outstanding stock options or convertible notes are exercised or converted, then we will be required to issue additional shares of our common stock, which will result in the dilution of our stockholders’ ownership of our stock.

Because we do not intend to pay any cash dividends on our common stock shortly, our stockholders will not be able to receive a return on their shares unless they sell them.

We do not anticipate paying any cash dividends on our common stock shortly. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, our results of operations, cash flows and financial condition, operating and capital requirements, and other factors the board considers relevant. We may never pay any dividends. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

Our stock is a penny stock. Trading of our stock is restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined in Rule 15g-9) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets more than $5,000,000 or individuals with a net worth over $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest and limit the marketability of our common stock.

The Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Before recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any property. Our principal offices are located at 3250 Oakland Hills Court, Fairfield, CA 94534. We believe that our office premises are suitable and adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS

We know of no material pending legal proceedings to which our company or subsidiaries are a party or of which any of our properties, or the properties of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers’ affiliates, or any registered or beneficial stockholder is a party adverse to our company or subsidiaries or has a material interest adverse to our company or subsidiaries.

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

Holders of Common Stock

As of April 10, 2024, the 117,452,923 issued and outstanding shares of our common stock were held by a total of 131 stockholders of record.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations and the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Number of securities to be issued upon exercise of outstanding warrants and rights (b)	The weighted average exercise price of outstanding options, warrants and rights (c)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a + b)) (d)
Equity compensation plans approved by security holders (2017 Equity Incentive Plan)	24,213,334	10,279,664		$0.26	4,086,666

Equity compensation plans not approved by security holders	Nil	Nil	$	N/A	Nil

Total	24,213,334	10,279,664		$0.26	4,086,666

Recent Sales of Unregistered Securities

Other than as disclosed below, since the beginning of our fiscal year ended December 31, 2023, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis provide a narrative about our financial performance and condition that should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this annual report. This discussion contains forward-looking statements reflecting our current expectations estimates and assumptions about events and trends that may affect our future operating results or financial position. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements due to several factors, including, but not limited to, those outlined in the sections of this annual report titled “Risk Factors” and “Forward-Looking Statements”.

Overview

Our business is a services and development business that provides a turnkey set of services for companies to develop and integrate blockchain and payment technologies into their business operations. We anticipate that we will enable companies to focus on their core competencies while providing the necessary resources and expertise to execute a strategy that will enable companies to integrate new blockchain-plus payment technologies into their business operations. Our plan is to be compensated on a fee-for-service model, technology licensing model and reoccurring transactions revenue model. We may accept tokens, coins or equity in payment for our services, to the extent permitted under applicable law.

Results of Operations

Revenue

We recognized total revenue of $415,082 with $5,082 coming from the sale of NFTs, $330,000 from consulting services, and $80,000 from the sale of movie rights for the year ended December 31, 2023, compared to $1,835,773 for the year ended December 31, 2022 which is comprised of $81,023 from NFT sales, $504,750 from consulting services and $1,250,000 from the sale of movie rights.

Operating Expenses

We incurred operating expenses of $2,804,222 and $5,528,831 for the years ended December 31, 2023, and 2022, respectively, representing a decrease of $2,724,609 between the two periods. These expenses consisted primarily of consulting fees, service costs, professional fees, stock-based compensation, interest and bank charges, and other general and administrative expenses. The decrease in operating expenses between the years 2023 and 2022 is principally due to a decrease in other general and administrative expenses. Consulting expenses for the year ended December 31, 2023 and 2022 were $943,382 and $948,013, respectively, a decrease of $4,031. Professional fees for the year ended December 31, 2023 and 2022 were $222,570 and $210,093, respectively, an increase of $12,477. Professional fees increased as a result of legal and consulting services relating to financing agreements. Project costs in the year ended December 31, 2023 and 2022 were $439,648 and $1,239,077, respectively, a decrease of $799,429. Some projects requiring these services were scaled back, additionally, projects were managed more efficiently to reduce costs.

Net Loss from Operations

We incurred net losses from operations of $2,389,140 and $3,693,058 for the years ended December 31, 2023, and 2022, respectively, representing a decrease of $1,303,918 primarily attributable to the factors discussed above under the heading “Operating Expenses”.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2023, includes $0 of expenses compared to $7,287 of costs associated with notes payable for the year ended December 31, 2022, on notes receivable to a related party. Other income includes interest revenue on notes receivable of $397,592 for the year ended December 31, 2023, compared to $117,721 for the year ended December 31, 2022. Other expenses include interest expense on notes payable of $253,473 for the year ended December 31, 2023, compared to $6,601 for the year ended December 31, 2022. The change in fair value of the derivative liability from warrants issued and outstanding resulted in a $440,065 gain in 2022. There was no change in derivative liability value determined on December 31, 2023, it remained at zero principally due to the decline in the Company’s stock price. During 2022 the intangible asset (movie rights) was impaired resulting in a loss of $2,625,000. The distributor’s movie sales in 2022 resulted in a loss. Using this recent financial performance, the Company was unable to project future cash flows based on its percentage earnings of the distributor’s gross receipts less certain costs. For the year ended December 31, 2023, there was a write-off of uncollectable receivables for $195,688 compared to the year ended December 31, 2022, there was a loss from a partial write-off of the investment in sBetOne for $430,005.

Net and Comprehensive Loss

Net loss attributable to MetaWorks amounts to $5,650,103 and $6,212,287 for the years ended December 31, 2023, and 2022, respectively, representing a decrease of $562,184 primarily attributable to the factors discussed above under the headings “Operating Expenses” and “Other Income (Expense)”.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2023	As at December 31, 2022
Current Assets	$127,884	$1,025,232
Current Liabilities	2,580,767	1,587,773
Working Capital (Deficit)	$(2,452,883)	$(592,541)

Current Assets

Current assets of $127,884 as of December 31, 2023, and $1,025,232 as of December 31, 2022, were comprised of only cash and cash equivalents, accounts receivable, prepaid expenses, interest receivable and current portion of note receivable.

Current Liabilities

Current liabilities on December 31, 2023, amounted to $2,580,767 in accounts payable, accrued expenses, deferred revenue and current notes payable compared to $1,587,773 on December 31, 2022, which was comprised of accounts payable, accrued expenses and derivatives liabilities.

Cash Flow

Our cash flows for the years ended December 31, 2023 and December 31, 2022 are as follows:

	Year ended December 31, 2023	Year ended December 31, 2022
Net cash (used in) operating activities	$(1,023,047)	$(1,222,773)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	991,182	690,684
Net changes in cash and cash equivalents	$(31,865)	$(532,089)

Operating Activities

Net cash used in operating activities was $1,023,047 for the year ended December 31, 2023, as compared to $1,222,773 for the year ended December 31, 2022, resulting in a decrease of $199,726 in net cash used. The decrease in net cash used in operating activities was primarily due to a decreased net loss for the period.

Financing Activities

Financing activities provided cash of $991,182 for the year ended December 31, 2023, and $690,684 for the year ended December 31, 2022, an increase of $300,498. During the year ended December 31, 2023, the change was principally due to cash proceeds from notes payable, issuance of convertible notes and share issuances. During the year ended December 31, 2022, the change was principally due to cash proceeds from notes payable and share issuances.

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

Going Concern

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit on December 31, 2023 and 2022 of $47,078,270 and $41,428,167, respectively. Net losses for the year ended December 31, 2023 and 2022 were $5,664,278 and $6,204,165, respectively. Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

In its report on our financial statements for the years ended December 31, 2023 and 2022, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MetaWorks Platforms, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MetaWorks Platforms, Inc (“the Company”, “MetaWorks”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2023 and 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Complex Accounting Treatments - Financing Transactions

Description of the Matter:

As discussed in Notes 13 and 14 to the consolidated financial statements, the Company’s financing transactions include warrants that are denominated in a currency other than the Company’s functional currency which requires derivative accounting. During 2023, the Company issued convertible notes and conversion features required derivative accounting. Derivative accounting is complex, involves judgements, and estimations.

How We Addressed the Matter in Our Audit:

We examined on a sample basis the underlying warrant and note payable agreements, evaluated management’s selection of a valuation method, tested the inputs used in the Black-Scholes calculation by agreeing terms to the agreements, we retrieved market information on third-party sites, and recalculated the derivative liability.

Complex judgements - NFT Revenue Recognition

Description of the Matter:

As discussed in Notes 2 the valuation of NFT transactions could be subject to limited regulatory and accounting guidance.

How We Addressed the Matter in Our Audit:

In 2023, NFT sales were immaterial, we scanned activity and made inquiry and analysis. For 2022, we examined the terms of the agreements for sampled NFT sales, information from third-party sites, proof of payment and documentation that ownership of the NFT was transferred to the purchaser. We reviewed the AICPA Practice Aid “Accounting for and Auditing of Digital Assets” issued on June 30, 2022 and October 1, 2023, and the SEC issued Staff Accounting Bulletin No. 121, issued on June 15, 2022, on digital assets, to determine what recent authoritative and nonauthoritative guidance would apply to these transactions. We evaluated as applicable ASC 606 “New Revenue Recognition Policy”. Accordingly, NFT revenues were tested based on available guidance that was most applicable to the nature of sales.

Complex judgements - Movie Distribution Revenue Recognition

Description of the Matter:

As discussed in Notes 2 the valuation of movie distribution sales could be subject to industry specific accounting guidance considerations.

How We Addressed the Matter in Our Audit:

We examined the terms of agreement for the movie distribution sale, information from third-party sites regarding publications on the sale, proof of payment and documentation supporting the transfer of distribution rights to the purchaser, and records on subsequent movie revenues sent to the Company by the purchaser. We reviewed publications on common revenue recognition guidance issues related to the movie distribution industry from reputable sources. We evaluated as applicable ASC 606 “New Revenue Recognition Policy”. Accordingly, the movie distribution revenue was tested based on available guidance that was most applicable to the nature of sales. In 2023, we obtained third party confirmations regarding revenues earned as residual payments from the distribution sale.

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

Subjective Judgement – Notes Receivable

Description of the Matter:

As discussed in Note 6 the Company held significant balances as note receivables during 2023 and indirectly wrote-off these balances on December 31, 2023, due to potential non-collections. This resulted in significant losses in the other income section of statement of operations.

How We Addressed the Matter in Our Audit:

We examined the general ledger for the loan activity such as payments of principals, accruals and payments of interest. We examined the related agreements and amendment to these agreements to determine if these notes were current or in default. We evaluated collectability based on historical payments made, extensions of the maturity date and inquiry and observation of the financial condition of note holders. We determined from our evaluation that there is a potential for non-collections and proposed entries to incur a loss and allocate a reserve. We considered business prospects disclosed to us regarding these note holders and determined that if they are fulfilled then the note receivable can become realizable in future periods.

Subjective Judgement – Software

Description of the Matter:

As discussed in Note 7, during 2023, the Company capitalized the cost for software not placed in service and reported this value at its net book value on December 31, 2023.

How We Addressed the Matter in Our Audit:

We examined the related agreement for the acquisition of the software, tested the value used in capitalization, inquired, and considered if the software’s condition met the capitalization requirements and determined if conditions existed that required impairment assessment. We also did research on the reputation of the software’s vendor in this industry, the level of costs associated with this type of software in the industry, and we inquired on how the software will be used to generate income and researched the level of income that could be generated from such software. Our examination provided us comfort that capitalization was done in accordance with related accounting standards and the net book value was determined after adequate consideration and reasonable judgement.

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

Boca Raton, Florida

April 10, 2024

MetaWorks Platforms, Inc.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
Assets

Current Assets
Cash and cash equivalents	$3,076	$34,941
Accounts receivable, net	115,112	167,213
Prepaid expenses	9,696	24,896
Interest receivable, related party – current portion	223,992	142,493
Allowance for doubtful accounts, related party	(223,992)	-
Notes receivable, related party – current portion	1,250,000	655,689
Allowance for doubtful accounts, related party	(1,250,000)	-
Notes receivable – current portion	1,944,592	-
Allowance for doubtful accounts	(1,944,592)	-
Total Current Assets	127,884	1,025,232

Long-Term Assets
Intangible asset, net	1,554,250	-
Notes receivable, related party – long term portion	-	594,311
Investments, related party	-	627
Total Long-Term Assets	1,554,250	594,938

Total Assets	$1,682,134	$1,620,170

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$865,990	$1,251,051
Accounts payable and accrued expenses, related party	486,580	43,557
Deferred revenue	77,700	77,700
Notes payable – current portion, net	271,247	215,465
Convertible notes payable – software acquisition	854,250
Convertible notes payable – other	25,000	-
Total Current Liabilities	2,580,767	1,587,773

Total Liabilities	2,580,767	1,587,773

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 400,000,000 shares authorized; 108,807,923 and 78,145,066 shares issued and outstanding as at December 31, 2023 and 2022, respectively	108,808	78,145
Additional paid-in-capital	46,232,087	42,264,139
Accumulated deficit	(47,078,270)	(41,428,167)
Total MetaWorks Stockholders’ Equity (Deficit)	(737,375)	914,117
Non-controlling Interest	(161,258)	(881,720)
Total Stockholders’ Equity (Deficit)	(898,633)	32,397

Total Liabilities and Stockholders’ Equity (Deficit)	$1,682,134	$1,620,170

The accompanying notes are an integral part of these consolidated financial statements.

MetaWorks Platforms, Inc.

Consolidated Statements of Operations

	Year Ended December 31, 2023	Year Ended December 31, 2022

Revenues
Consulting services	$330,000	$504,750
NFT revenue	5,082	81,023
Movie distribution revenue	80,000	1,250,000
Total revenues	415,082	1,835,773

Operating expenses
General and administrative expenses	2,364,574	4,289,754
Service costs	439,648	1,239,077
Total operating expenses	2,804,222	5,528,831

Net loss from operations	(2,389,140)	(3,693,058)

Other income (expense)
Other income (expense)	-	(7,287)
Interest income - note receivable	397,592	117,721
Interest expense - note payable	(253,473)	(6,601)
Change in fair value of derivative liability	-	440,065)
Loss on impairment of intangible	-	(2,625,000)
Loss on indirect write off – note receivable	(3,418,584)	-
Loss from investment write-off	(673)	(430,005)
Total other income (expense)	(3,275,138)	(2,511,107)

Provision for taxes	-	-

Net loss	$(5,664,278)	$(6,204,165)

Net profit (loss) from non-controlling interest	(14,175)	8,122
Net loss attributable to MetaWorks	$(5,650,103)	$(6,212,287)

Loss per common share – Basic and diluted	$(0.06)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	99,019,277	77,468,853

The accompanying notes are an integral part of these consolidated financial statements.

MetaWorks Platforms, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating activities
Net loss for the year	$(5,664,278)	$(6,204,165)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	183,159	(31,977)
Stock-based compensation, related party	494,679	1,887,737
Shares issued for services (consulting)	404,000	29,997
Shares issued for services – related party (consulting)	11,250	-
Shares issued as compensation – related parties	11,250	-
Loss on impairment of intangible (movie rights)	-	2,625,000
Amortization	-	300,000
Bad debt expense	195,688	-
Loss on indirect write off – notes receivable	3,418,584	-
Change in fair value of investments	-	32,648
Interest income	(81,499)	(117,720)
Loss from investment write off	627	430,005
Change in fair value of derivative liability	-	(440,065)
Changes in operating assets and liabilities
(Increase) decrease in assets
Accounts receivable	(143,587)	(167,213)
Prepaid expenses	15,200	80,895
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(385,061)	223,536
Accounts payable and accrued expenses, related party	516,941	43,557
Accrued interest on notes payable, related party	-	7,292
Deferred revenue	-	77,700

Net cash (used in) operating activities	(1,023,047)	(1,222,773)

Investing activities
Net cash provided by (used in) investing activities	-	-

Financing activities
Proceeds from issuance of notes payable	515,891	221,250
Repayments of notes payable	(460,109)	(13,077)
Proceeds from issuance of EnderbyWorks shares to minority shareholders	-	4,900
Proceeds from issuance of convertible notes	25,000	-
Proceeds from share issuance	910,400	477,611
Net cash provided by financing activities	991,182	690,684

Net changes in cash and equivalents	(31,865)	(532,089)

Cash and equivalents at beginning of the year	34,941	567,030

Cash and equivalents at end of the year	$3,076	$34,941

SUPPLEMENTAL CASH FLOW INFORMATION
	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid in interest	$48,238	$2,521
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of 100% interest in EnderbyWorks	$2,018,517	$-
Allocation of net income (loss) to non-controlling interest	$(14,175)	$8,122
Acquisition of intangible assets – software	$1,554,250	$-

The accompanying notes are an integral part of these consolidated financial statements.

MetaWorks Platforms, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock Number of Shares (#)	Common Stock Dollar Amount ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Non- Controlling Interest ($)	Total Shareholders’ Equity (Deficit) ($)
Balance, December 31, 2021	73,359,430	73,359	39,681,142	(35,248,384)	(894,742)	3,611,375
Stock-based compensation	-	-	(31,977)	-	-	(31,977)
Stock-based compensation, related party	-	-	1,855,233		-	1,855,233
Prior period adjustment – to correct error in share based compensation	-	-	-	32,504	-	32,504
Other share issuances for cash	2,813,593	2,814	441,297	-	-	444,111
Shares issuances for services	239,623	239	29,758			29,997
EnderbyWorks shares issued to minority shareholders	-	-	-	-	4,900	4,900
Derivative liability write-off for expired warrants	-	-	34,530	-	-	34,530
Debt conversion	1,568,847	1,569	220,820	-	-	222,389
Private placement for cash	163,573	164	33,336	-	-	33,500
Net income/(loss) for the year	-	-	-	(6,212,287)	8,122	(6,204,165)
Balance, December 31, 2022	78,145,066	78,145	42,264,139	(41,428,167)	(881,720)	32,397
Stock-based compensation	-	-	183,153	-	-	183,153
Stock-based compensation, related party	-	-	494,679	-	-	494,679
Share issuance for service – software development	7,000,000	7,000	693,000	-	-	700,000
Share issued as compensation – related party	160,714	161	11,089	-	-	11,250
Private placement for cash	18,057,143	18,057	892,342	-	-	910,399
Share issuances for services	5,220,000	5,220	398,780	-	-	404,000
Shares issuances for services – related party	225,000	225	11,025	-	-	11,250
Acquisition of non-controlling interest of EnderbyWorks	-	-	1,283,880	-	734,637	2,018,517
Allocation of net loss to non-controlling interest in Motoclub				14,175	(14,175)	-
Net income/(loss) for the year	-	-	-	(5,664,278)	-	(5,664,278)
Balance, December 31, 2023	108,807,923	108,808	46,232,087	(47,078,270)	(161,258)	(898,633)

The accompanying notes are an integral part of these consolidated financial statements.

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

On August 1, 2017 the Company incorporated a Nevada subsidiary, AppCoin Innovations (USA) inc., which was formed to provide blockchain consulting services.

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

On August 24, 2022, the Company changed its name from CurrencyWorks Inc. to MetaWorks Platforms, Inc (“MWRKS”).

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $47,078,270 and $41,428,167 as of December 31, 2023 and 2022, respectively, and incurred net losses of $5,664,278 and $6,204,165 for the year ended December 31, 2023 and 2022, respectively. Further losses are anticipated, as the Company pursues business opportunities, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profits, adequate cash flows and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties, related party debt and proceeds from the issuance of stock.

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

1. NATURE AND CONTINUANCE OF OPERATIONS (CONT’D)

The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America of (“US.GAAP”) as found in the Accounting Standards Codification (“ASC”), and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and are expressed in US Dollars. The consolidated financial statements should be read in conjunction with the notes contained herein as part of the Company’s Annual Report in its Form 10-K filing under the Securities Exchange Commission.

Reclassification

Certain reclassifications have been made to prior periods to conform with current reporting.

Basis of Consolidation

The consolidated statements include the accounts of the Company and its subsidiaries. CurrencyWorks USA Inc.(“CW”) (formerly ICOx USA, Inc.) and Enderby Works LLC (“EW”) are wholly owned subsidiaries. EW became a wholly owned subsidiary in 2023, see Note 6 Notes Receivable. MotoClub (“MB”) is a majority-owned subsidiary, 80% held by (“MWRKS”). All intercompany transactions and balances have been eliminated.

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

The most significant estimates made by management in the preparation of the financial statements relate to the estimates used to calculate the fair value of certain liabilities, the derivative liability, present value of note payable and note receivable, the valuation of investments and any impairment and the net book value of long-lived assets. Management bases its estimates on historical experience and on other various assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from such estimates under different assumptions and conditions.

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

With respect to legal matters, provisions are reviewed and financial information is adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2023 and 2022, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

December 31, 2023 and 2022

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2022, and prior. Based on our evaluation of the 2023 transactions and events, the Company does not believe it has any material uncertain tax positions that require measurement. The 2023 tax return has not been filed as of he date of these financial statements were available for issuance, a filing extension has been elected.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2023 or 2022, and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2023 or 2022.

We are subject to taxation in the U.S. and the state of California. The Company’s tax returns for tax years from 2021 to recent filings remain subject to potential examination by the tax authorities.

Accounts Receivable

In considering the collectability of accounts receivable, the Company takes into account the legal obligation for payment by the customer, as well as the financial capacity of the customer to fund its obligation to the Company. The carrying amount of accounts receivable represents the maximum credit exposure on this balance.

Accounts receivable balances relate to consulting services and are reported at their net realizable value. From management’s best estimate there is no allowance for doubtful accounts at December 31, 2023 and 2022. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected and would directly write-off these balances. Management considers a number of factors, including the age of the receivables, which is often less than 60 days, current economic conditions and other information management obtains regarding the financial condition of customers. The policy for determining the past due status is based on the contractual payment terms of each customer. Once collection efforts by the Company are exhausted, the determination for directly writing off uncollectible receivables is made.

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

On December 31, 2023 the Company had convertible debt outstanding, warrants exercisable to 10,279,664 shares of common stock and stock options exercisable to 24,213,334 shares of common stock. On December 31, 2022 the Company had no convertible debt outstanding, warrants exercisable to 19,807,614 shares of common stock and stock options exercisable to 9,513,555 shares of common stock. For both years the effect of exercisable options and warrants is anti-dilutive and they have been excluded from dilutive EPS.

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

December 31, 2023 and 2022

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

The Company’s financial instruments consist of equity investments, note receivables, and notes payable.

When determining fair value, whenever possible, the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2023, and 2022, the Company did not have any level 1 or 2 financial instruments. On December 31, 2023 and 2022 the Company’s level 3 financial instruments were notes payable and notes receivable valued at their present values.

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at December 31, 2023.

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level2)		Significant Unobservable Inputs (Level3)
Liabilities	$		$		$
Notes payable		-		-		271,247

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at December 31, 2022.

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level2)		Significant Unobservable Inputs (Level3)
Assets	$		$		$
Notes receivable, related party		-		-		1,250,000
Investments, related party		-		-		627
Total		-		-		1,250,627

Liabilities
Notes payable		-		-		215,465

Derivative Liabilities

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the consolidated balance sheet. In accordance with ASC 815-40, Derivatives and Hedging – Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity if it is indexed to the Company’s equity and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity in general when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations. As of December 31, 2023 and 2022, the Company had warrants that were classified as liabilities and warrants that were classified as equity.

Some of the warrants issued by the Company have strike prices denominated in Canadian dollars (“CAD”). The Company’s functional currency is USD. In accordance with ASC 815 and EITF Issue No. 07-5, when the strike price of warrants is denominated in a currency other than an entity’s functional currency, the warrants would not be considered indexed to the entity’s own stock and would consequently be evaluated for a derivative liability under the conditions that the strike price is indexed to a foreign currency. The derivative liability associated with these warrants was valued on the date of issuance and is revalued at each reporting period. Due to the stock price used as an input in valuing these instruments on the report date, the derivative liability was valued at zero on December 31, 2023 and 2022.

Digital assets

The Company applies accounting for digital assets in accordance with the AICPA Practice Aid “Accounting for and Auditing of Digital Assets”, the guide is dated as of June 30, 2022, and the SEC issued Staff Accounting Bulletin No. 121, which is effective for periods after June 15, 2022, which are the current nonauthoritative guidance for accounting for digital assets under U.S. generally accepted accounting principles (GAAP). The AICPA Practice Aid is non-authoritative guidance that represents the views of the Digital Assets Working Group and AICPA staff. There is currently no official pronouncement or authoritative guidance on accounting for digital assets and digital asset transactions. Accordingly digital assets that lack physical substance meet the definition of intangible assets and would generally be accounted for under FASB ASC 350, Intangibles — Goodwill and Other. The Company holds no digital assets on December 31, 2023, and 2022. Though its business is in the development of digital asset platforms and the creation of non-fungible tokens, digital asset balances are not regularly used to conduct transactions or held during the year.

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Consulting Services

Consulting Service revenue is derived from providing professional knowledge and skills for creation of digital assets platforms and advisory services to third-party customers. The contract and performance obligations are created based on the needs of the customer and the abilities of the Company to provide the required services. The allocation of the transaction price to the individual performance obligations in the contract may be specified by task or by phase depending on the work being done. Revenue is recognized upon completion of the performance obligations. Revenues from ongoing services are recognized ratably over the related period. Revenue is recognized for the creation of software and web-based platforms upon completion and delivery. There are various tasks associated with providing this service for which customers are charged, nevertheless no single task has a standalone fair value and only is valuable to the customer when the project objective is accomplished. Therefore consulting services is considered a single revenue stream requiring all related tasks to accomplish a specified customer objective.

NFT Revenue

NFT revenue is derived from the sale of NFTs. These NFTs are created by the Company’s subsidiaries and are sold through an online sales platform or through an auction. Revenue is recognized when the Company transfers the ownership of the NFT to the customer.

Movie Distribution Revenue

Movie distribution revenue is derived from the use of the Company’s intangible asset (Note 7). Revenues earned to date are from nonrefundable minimum guaranteed payments recognized on the date distribution rights were granted to the purchaser and royalty revenues when certain cost recuperation thresholds and other contractual conditions are met. Future revenues may be recognized from revenue generated by the purchaser or by additional distribution sales over the term of the movie rights license.

Funds received for unearned revenue are recognized as deferred revenue on the consolidated balance sheet and are recognized as revenue upon completion of milestones or specified tasks.

Disaggregated Revenue Disclosure

Principally all customers are located in the USA. Below is a table of revenues by type:

Revenue Type	Total Revenue
Consulting Services	330,000
NFT Revenue	5,082
Movie Distribution Revenue	80,000
415,082

Recent Accounting Pronouncements

ASU 2022-01 “Derivatives and Hedging (Topic 815): Fair Value Hedging -- Portfolio Layer Method”. Effective for public companies for fiscal years beginning after 15 December 2022, including interim periods within those fiscal years. ASU 2021-08. “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” “ effective for public companies for fiscal years beginning after 15 December 2022, including interim periods within those fiscal years. ASU 2023-04. “ Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121”, Effective upon the issuance date, July 14, 2023. Management has not yet evaluated the impact that the adoption of these pronouncements will have on the Company’s consolidated financial statement presentation or disclosures. The Company periodically reviews new accounting standards that are issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any new standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its financial statements.

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

3. CONCENTRATION AND CREDIT RISK

Financial instruments which potentially subject the Company to credit risk, consist principally of cash. Cash is maintained with a major financial institution in the USA that is creditworthy. The Company maintains cash in a bank account insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC). At December 31, 2023 and 2022, no cash balances were in excess of federally insured limits.

During the year ended December 31, 2023, two customers individually made up 10% or more of total revenue. Their balances amounted to $380,000; $80,000 was generated from the movie distribution sale and $300,00 from consulting services. During the year ended December 31, 2022, two customers individually made up 10% or more of total revenue. Their balances amounted to $1,520,750; $1,250,000 was generated from the movie distribution sale and $270,750 from consulting services. During the year ended December 31, 2023, two customers individually made up 10% or more of total accounts receivable, their balances amounted to $115,000. During the year ended December 31, 2022, two customers individually made up 10% or more of total accounts receivable, their balances amounted to $165,750.

4. ACCOUNTS RECEIVABLE

The Company had outstanding accounts receivables of $115,112, $167,213 and zero as at December 31, 2023, 2022 and 2021, respectively. most balances were over 60 days old and are principally due to the duration and payment arrangements for consulting service contracts. Bad debt expense for the year ended December 31, 2023 and 2022, was $195,688 and $0 respectively.

5. PREPAID EXPENSES

For the years ended December 31, 2023 and 2022, prepaid expenses was comprised of:

	December 31,	December 31,
	2023	2022
Prepaid expenses	$9,696	$24,896
Prepaid insurance	-	-
	$9,696	$24,896

The balance of $9,696 was held as a deposit for a retainer payment made to a software developer to reserve services over a period for a project to be realized in the short term.

6. NOTES RECEIVABLE – RELATED PARTY

Effective as of May 5, 2021, we loaned $400,000 to Fogdog Energy Solutions Inc. (“Fogdog”), as a related party pursuant to convertible promissory note. The note bears interest at a rate of 4% per annum. The note was not repaid nor converted by the Company as at the reporting date and on May 5, 2022 the note was amended making the maturity date December 31, 2024. Under certain conditions as outlined in the promissory note, the Company may convert the outstanding loan into Fogdog’s common stock.

Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog pursuant to convertible promissory note. The note bears interest at a rate of 10% per annum on August 20, 2022 the note was amended making the maturity date December 31, 2028. The note may not be prepaid without the written consent of the Company. Accrued interest for both Fogdog note receivables total $223,992 and $142,493 on December 31, 2023 and 2022, respectively. Our Chief Financial Officer, Secretary and Treasurer, Swapan Kakumanu, is a director, chief financial officer and a shareholder of Fogdog.

See subsequent event note for debt conversion.

On April 10, 2024, the Company and Fogdog agreed to an extension of terms on the $850,000 note had its maturity date extended to December 31, 2029.

There have been several extensions of the maturity dates of these notes from their issuance and we have deemed them potentially non collectible. In 2023 an allowance for potential non collections was allocated to these notes resulting in net realizable value of zero and an impairment loss of $1,473,992. There could be collection on these notes in the near future due to advancements in Fogdog’s business.

On March 15, 2023, the Company signed an agreement with its partner in the jointly-owned subsidiary EnderbyWorks to become the 100% owner of the entity. Enderby Entertainment exchanged their 49% interest in EnderbyWorks to the corporation for forgiveness of outstanding payables amounting to $190,147 and the assumption of secured promissory note of $1,828,000 due to the Company by Enterby Entertainment Inc. This note receivable has an annual interest rate of 8% due and payable on July 6, 2024. There is also a royalty clause on the existing assets that EnderbyWorks will pay Enderby Entertainment 50% of the first $6,000,000 in net revenue, if revenue is earned by EnderbyWorks in the future. The note is deemed potentially non collectible. In 2023 an allowance for potential non collections was allocated to the note resulting in a net realizable value of zero and an impairment loss of $1,944,591 was incurred.

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

7. INTANGIBLE ASSET

On July 7, 2023, MetaWorks acquired software, including a Web3 business metaverse platform, Chat GPT-powered AI avatar technology, and a domain portfolio, including UtopiaVR.com. The intended use of this software will be used to generate subscription-based fees for education and investor relations industries to start with. This acquisition also includes a patent-pending IP technology relating to metaverse haptics that will hold potential for future development and licensing opportunities. Consideration for the acquisition of the assets included: (i) the issuance of 7,000,000 shares of common stock of the Company (each, a “Share”); (ii) the issuance of a convertible promissory note in the principal amount of $700,000 USD, which matures on July 5, 2024 and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of $0.10 USD per Share; and (iii) the issuance of a convertible promissory note in the principal amount of $154,250 USD, which matures on July 5, 2024, and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of $0.10 USD per Share. The value of the software at the year ended December 31, 2023 is $1,554,250.

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

At the conclusion of the exchange of VON’s shares for sBetOne’s shares, to reflect a reasonable value for shares held in sBetOne, the Company wrote-off previously held value attributable to the VON share price, resulting in sBetOne’s shares being held at par. SBetOne’s par value per share of common stock is $0.0001. 5,902,174 sBetOne shares were held by the Company on December 31, 2022, which resulted in the investment in sBetOne being valued at $590. The Company wrote off the investment in 2023.

	December 31,	December 31,
	2023	2022
Investments, related party – WENN	$-	$37
Investment, related party – sBetOne, LLP	-	590
	-	627

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

9. NOTES PAYABLE

On June 14, 2022, the Company issued a promissory note payable for $117,000 (“Note A”). The promissory note is unsecured, payable on demand, and was set to mature on August 13, 2022. The promissory note bore interest at a rate per annum equal to the Bank of Canada’s Prime rate. On August 9, 2022, a promissory note extension was signed, extending the maturity date of the note payable to February 14, 2023. On January 31, 2023, the Company signed an amendment to extend the maturity date of the loan from February 14, 2023 to February 14, 2024 at an interest rate equal to the Bank of Canada’s Prime rate plus 3%. Accrued interest of $12,741 and $2,289 was outstanding as at December 31, 2023 and December 31, 2022, respectively. On December 31, 2023, and December 31, 2022, the principal balance owed was $117,000.

On November 8, 2022, the Company entered into a promissory note (“Note B”) agreement to raise $116,760. The Note B has a discount of $12,510 and fees of $4,250, resulting in net proceeds of $100,000. The Note is unsecured, has a one-time interest charge of $14,011, and matures on November 8, 2023. Note B’s total of $130,771 (including principal, interest, and fees) will be repaid in ten payments, each in the amount of $13,077 with the first payment made on December 30, 2022, and nine subsequent payments each month thereafter with a five-day grace period with respect to each payment. On December 31, 2023, and, 2022, the principal owed was $10,637 and $98,465, respectively. Accrued interest at December 31, 2023 and 2022 were $1,289 and $0, respectively. The final payment was settled after the cutoff of the year.

On April 19, 2023, we entered into a promissory note (“Note C”) agreement with one subscriber to raise a net amount of $75,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $88,760, plus a one-time interest charge of 13% ($11,538), which accrues on the issuance of the promissory note, is unsecured and matures on April 19, 2024. We also agreed to an original issuance discount of $9,510. The total amount of the promissory note of $100,298 (including principal, interest and fees) will be repaid in ten payments each in the amount of $10,030, the first payment is due on May 30, 2023, with nine subsequent payments each month thereafter. There is a five-day grace period with respect to each payment. Principal and interest owed at December 31, 2023 was $26,188.

In the event of a default, Note C, is convertible into shares of our common stock. In a default situation the subscriber will have the right to convert all or any part of the outstanding and unpaid amount of the promissory note into shares of our common stock at a conversion price that is equal to the lowest trading price for the shares of common stock during the 25 trading days prior to the conversion date. Upon the occurrence and during the continuation of any event of default, the promissory note will immediately become immediately and payable and, if we wish to repay the promissory note in cash, we must pay an amount equal to 200% of the then outstanding principal amount of the promissory note plus accrued and unpaid interest on the unpaid principal amount of the promissory note plus any default interest, if any. The first payment of $10,030 was due and paid on May 10, 2023.

On September 5, 2023, we entered into a promissory note (“Note D”)and entered into a promissory note agreement that was dated September 5, 2023 with one subscriber (the “Holder”) to raise a net amount of US$104,250, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the Holder (the “Promissory Note”).

The principal of the Promissory Note is in the amount of US$119,887.50, plus a one-time interest charge of 11% (US$13,187), which accrues on issuance of the Promissory Note. It is unsecured and matures on July 15, 2024. We also agreed to an original issuance discount of US$15,637.

The total amount of the Promissory Note of US$133,074 (including principal and interest) will be repaid in ten payments each in the amount of US$13,307, the first payment due on October 15, 2023, with nine subsequent payments each month thereafter. There is a five day grace period with respect to each payment.

In the event of a default, the Promissory Note is convertible into shares of our common stock. In a default situation the Holder will have the right to convert all or any part of the outstanding and unpaid amount of the Promissory Note into shares of our common stock at a conversion price that is equal to the lowest trading price for the shares of common stock during the 25 trading days prior to the conversion date. Upon the occurrence and during the continuation of any event of default, the Promissory Note will immediately become immediately and payable and, if we wish to repay the Promissory Note in cash, we must pay an amount equal to 200% of the then outstanding principal amount of the Promissory Note plus accrued and unpaid interest on the unpaid principal amount of the Promissory Note plus any default interest, if any. On December 31, 2023, the principal and interest owed was $95,750.

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

 On December 5, 2023, we entered into a promissory note agreement with one subscriber (the “Holder”) to raise a net amount of US$45,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the Holder (the “Promissory Note”). The Promissory Note is in the amount of US$52,500, plus a one-time interest charge of 10% (US$3,697), which accrues on issuance of the Promissory Note, is unsecured and matures on September 15, 2024. We also agreed to an original issuance discount of US$2,500. The total amount of the Promissory Note of US$48,102 (including principal and interest) will be repayable on maturity on September 15, 2024. There is a five day grace period on this payment.

In the event of a default, the Promissory Note is convertible into shares of our common stock. In a default situation the Holder will have the right to convert all or any part of the outstanding and unpaid amount of the Promissory Note into shares of our common stock at a conversion price that is Variable Conversion Price (as defined herein) subject to equitable adjustment by the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTC, or on the principal securities exchange or other securities market on which the Common Stock is then being traded.

We issued the Promissory Note and intend to issue shares of our common stock upon conversion of the Promissory Note to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and in issuing these securities, we relied or will rely on the exemptions from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 promulgated under the Securities Act of 1933.

On April 28, 2023, the company received a $25,000 USD from Elek Istvan. There is no fixed terms of repayment and is not accruing interest. Balance at December 31, 2023 is $25,000 USD.

On July 5, 2023, MetaWorks has acquired software, including a Web3 business metaverse platform, Chat GPT-powered AI avatar technology, and domain portfolio, including UtopiaVR.com. This acquisition also includes a patent-pending IP technology relating to metaverse haptics that will hold potential for future development and licensing opportunities. Consideration for the acquisition of the assets included: (i) the issuance of 7,000,000 shares of common stock of the Company (each, a “Share”); (ii) the issuance of a convertible promissory note in the principal amount of $700,000 USD, which matures on July 5, 2024 and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of $0.10 USD per Share; and (iii) the issuance of a convertible promissory note in the principal amount of $154,250 USD, which matures on July 5, 2024, and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of $0.10 USD per Share. Balance at December 31, 2023 is $854,000. These notes are non-interest bearing.

10. DEFERRED REVENUE

Prior to December 31, 2023, the Company received $77,700 cash from customers as deposits for work to be performed. On December 31, 2022, the products had not been delivered to the customers, therefore the deposits have been recorded as deferred revenue. Deferred revenue was $77,700 and $77,700 on December 31, 2023 and 2022, respectively. See Note 2 for additional information on our revenue recognition policy.

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

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

12. RELATED PARTY TRANSACTIONS

On January 22, 2018, the Company appointed James Geiskopf as Lead Director. As of December 31, 2023 and 2022, the Company had accounts payable and accrued expenses owing to this related party of $102,744 and $6,302, respectively.

On April 1, 2021, the Company appointed Cameron Chell as Executive Chairman. As of December 31, 2023 and 2022, the Company had accounts payable and accrued expenses owed to this related party of $143,067 and $567, respectively.

On August 1, 2022, the Company appointed Scott Gallagher as President. As of December 31, 2023 and 2022, the Company had accounts payable and accrued expenses owing to this related party of $24,106 and $10,000.

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. As of December 31, 2023 and 2022, the Company had accounts payable and accrued expenses owed to this related party of $0 and $1,688 respectively.

On October 9, 2017, the Company signed an agreement with a company owned by Swapan Kakumanu to provide accounting services. As of December 31, 2023 and 2022, the Company had accounts payable and accrued expenses owed of $141,688 and $25,000 respectively. As of December 31, 2023, there is also a loan payable owed to the Company by this related party in the amount of $8,500.

As of December 31, 2023, the Company owed balances to a related party for consulting services which amounted to approximately $75,000.

On May 5, 2021, the Company loaned Fogdog $400,000 of which our CFO is a director, chief financial officer and shareholder (Note 6). Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog pursuant to convertible promissory note (Note 6). An allocation for non-collections was applied to this debt in 2023 resulting in a reported net realizable value of zero.

13. DERIVATIVE LIABILITIES

All warrants that had an exercise price contingent on the Canadian exchange rate (CAD) had expired on February 4th, 2023 and therefore, no derivative recalculation was needed at December 31, 2023.

During 2023, the Company issued debt with conversion features that required derivative liability evaluations. Management performed these calculations and determined the derivative liability to be $0.

	April 28, 2023	June 16, 2023
Related debt balance	$25,000	$854,250
Stock price	$0.01	$0.01
Exercise price	$0.04	$0.10
Volatility	59.73%	62.16%
Risk-free interest rate	5.59	4.79
Time to maturity	0.16	1.00
Black Scholes fair value	$-	$-

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

14. WARRANTS

The Company granted 10,128,571 and 3,813,593 common stock warrants, during the year ended December 31, 2023 and 2022, respectively. During 2023 warrant holders did not exercise any warrants, and 19,656,521 warrants expired. The weighted average exercise price of warrants outstanding on December 31, 2023, is $0.5569, and the weighted average remaining contractual life is 1.36 years. During the year ended December 31, 2022, warrant holders did not exercise any warrants, and 2,108,750 warrants expired. The weighted average exercise price of warrants outstanding on December 31, 2022, is $0.6033, and the weighted average remaining contractual life is 0.90 years.

Since the expected life of the warrants was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

The following table summarizes changes in warrants outstanding in each year:

	December 31, 2023	December 31, 2022
Outstanding at beginning of year	19,807,614	18,102,771
Issuances	10,128,571	3,813,593
Expirations	(19,656,521)	(2,108,750)
Outstanding at end of year	10,279,664	19,807,614
Weighted Average Price	$0.5569	$0.6033

15. SHARE CAPITAL

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

On March 30, 2023, the Company completed a private placement for 8,600,000 shares at a price of $0.04 per share for total gross proceeds of $378,400.

On April 4, 2023, we issued 725,000 shares of common stock of our company at a deemed price of $0.05 per share for services rendered to the Company in the amount of $36,250. We issued 500,000 of these shares to GSD Group, LLC, whose CEO is Shelly Murphy, a director of our company and 225,000 of these shares to Scott Gallagher, the president of our company.

On April 25, 2023, the Company issued 3,720,000 common shares to vendors for services rendered to the Company. There were 2,000,000 common shares issued at a price of $0.05 USD and 1,720,000 common shares were issued at a price of $0.075 USD per share, for a total value of $279,000 USD.

On July 5, 2023, the Company issued 7,000,000 common shares for software purchased by the Company. There were 7,000,000 common shares issued at a price of $0.10 USD for a total value of $700,000 USD.

On July 28, 2023, the Company completed private placements for 2,957,143 common shares at a price of $0.07 USD for total gross proceeds of $207,000 USD.

On August 16, 2023, the Company issued 160,714 shares of common stock of our company at a deemed price of $0.07 USD per share as compensation for services in the amount of $11,250. We issued these shares to Scott Gallagher, the president of our company.

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

16. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that our board of directors may grant options to acquire common shares of the Company at not less than 100% of the greater of: (i) the fair market value of the shares underlying the options on the grant date and (ii) the fair market value of the shares underlying the options on the date preceding the grant date at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. On June 30, 2023, the maximum number of options available for grant was increased to 28,300,000 shares. On December 31, 2023, there are 24,213,334 stock options issued and outstanding. On December 31, 2023, there are 4,086,666 unused stock options.

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

On March 19, 2021, the Company granted a total of 180,000 stock options to a consultant. The stock options are exercisable at the exercise price of $3.19 per share for a period of ten years from the date of grant. The stock options have a fair value of $2.88 and are exercisable as follows:

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

On September 6, 2022, 180,000 stock options held by a consultant were forfeited.

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

On February 22, 2023, the Company granted a total of 750,000 stock options to an officer of the Company. The stock options are exercisable at the exercise price of $0.11 per share for a period of ten years from the date of grant. The stock options have a fair value of $0.083 and are exercisable as follows:

(i)	1/3 the first anniversary date of the grant;
(ii)	1/3 on the second anniversary date; and
(iii)	1/3 on the third anniversary date.

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

16. STOCK-BASED COMPENSATION (CONT’D)

On April 21, 2023, the Company granted a total of 7,000,000 stock options to officers and directors of the Company. The stock options are exercisable at the exercise price of $0.09 per share for a period of ten years from the date of grant. The stock options have a fair value of $0.089 and are exercisable Immediately at issuance.

On April 21, 2023 the Company granted a total of 2,500,000 stock options to consultants of the Company. The stock options are exercisable at the exercise price of $0.09 per share for a period of ten years from the date of grant. The stock options have a fair value of $0.089 and are exercisable Immediately at issuance.

(i)	1/3 on the date of the grant;
(ii)	1/3 on the first anniversary date; and
(iii)	1/3 on the second anniversary date.

On April 21, 2023 the Company granted a total of 1,500,000 stock options to a consultant of the Company. The stock options are exercisable at the exercise price of $0.09 per share for a period of ten years from the date of grant. The stock options have a fair value of $0.089 and are exercisable Immediately at issuance.

(i)	500,000 on the date of the grant; and
(ii)	1,000,000 on the third anniversary date.

Stock-based compensation expense recognized for the period ended December 31, 2023, and year ended December 31, 2022, were $677,833 and $1,855,761, respectively. Stock options granted are valued at fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Period ended December 31, 2023	Year ended December 31, 2022
Share price	$0.09	$0.09
Exercise price	$0.09	$0.09
Time to maturity (years)	10	10
Risk-free interest rate	3.3%	3.04%
Expected volatility	86.4%	89.92%
Dividend per share	$0.00	$0.00
Forfeiture rate	-	-

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2022	12,730,000	0.17	0.19	8.60
Granted	11,750,001	0.08	0.09	9.30
Cancelled	(266,667)	1.09	1.17	7.12
Options outstanding, December 31, 2023	24,213,334	0.11	0.13	8.41
Options exercisable, December 31, 2023	21,538,679	0.12	0.14	8.30

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

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

17. INCOME TAXES

For the fiscal years 2023 and 2022, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2023 and 2022, the Company had net operating loss carry forwards of approximately $4,214,489 and $3,897,793, respectively. The carry forwards expire through the year 2043. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

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

	For the years ended December 31,
	2023	2022
Net operating loss before taxes	$(5,650,103)	$(6,212,287)
The federal income tax rate	21%	21%
Tax expense (benefit) at the statutory rate	(1,186,522)	(1,304,580)
Non-deductible items
Tax effect of stock-based compensation (non-qualifying options)	142,345	389,710
Change in Derivatives	-	(92,414)
Change in the valuation allowance	1,044,177	1,007,284
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities. The tax effect of significant components of the Company’s deferred tax assets at December 31, 2023 and 2022, respectively, are as follows:

	2023	2022
Deferred tax asset:
Net operating loss carryforwards	$4,941,970	$3,897,793
Total gross deferred tax assets	4,941,970	3,897,793
Less: Deferred tax asset valuation allowance	(4,941,970)	(3,897,793)
Total net deferred tax assets	$-	$-

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

December 31, 2023 and 2022

18. NON-CONTROLLING INTEREST

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

The reported non-controlling interest represents that in MC the Company holds 80% interest in this was business which was acquired in June 22, 2021.

The following table sets forth a summary of the changes in non-controlling interest:

	December 31, 2023	December 31, 2022
Non-controlling interest beginning of the period	$(881,720)	(894,742)
Issuance of shares by EnderbyWorks, LLC	-	4,900
Net income (loss)	(14,175)	8,122
Acquisition	734,637	-
Non-controlling interest end of period	$(161,258)	(881,720)

19. SUBSEQUENT EVENTS

On January 6, 2024, the Company granted a total of 9,000,000 stock options to directors, officers and consultants of the Company. The stock options are exercisable at the exercise price of $0.02USD per share for a period of ten years from the date of grant. The stock options have a fair value of $0.01. The options vested immediately upon issuance.

On January 6, 2024, the Company issued 920,000 shares of common stock of our company at a deemed price of $0.02 USD per share in settlement of debt in the amount of $18,400USD. We issued these shares to Scott Gallagher, the president of our company.

On March 1, 2024, we sold 2,500,000 shares of our common stock at a price of US$0.02 per share for aggregate gross proceeds of US$50,000. The purchaser is one individual investor.

On March 1, 2024 we converted $25,000 of debt into 625,000 shares of our common stock at a value of $.04 per share.

On March 1, 2024 we agreed to issue 4,600,000 shares of our common stock in payment for a one-year production and media broadcast agreement. The purchaser is the provider of the services we purchased.

On March 4, 2024, we closed on a promissory note and entered into a promissory note agreement that was dated March 1, 2024 with one subscriber (the “Holder”) to raise a net amount of US$75,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the Holder (the “Promissory Note”). The Promissory Note is in the amount of US$80,000, plus a one-time interest charge of 15% (US$14,400), which accrues on issuance of the Promissory Note, is unsecured and matures on December 30, 2024. We also agreed to an original issuance discount of US$16,000. The total amount of the Promissory Note of US$110,400 (including principal and interest) will be repaid in one(1) balloon payment of $55,200 due August 30, 2024. After the balloon payment, five (5) payments each of US$13,800, the first payment due on September 30, 2024, with subsequent payments each month thereafter. There is a five-day grace period with respect to each payment.

On March 22, 2024, the Company elected to convert the $400,000 promissory note along with $46,071 in accrued interest and now the company holds 11% equity stake in Fogdog.

On April 10, 2024, the Company and Fogdog agreed to an extension of terms on the $850,000 note had its maturity date extended to December 31, 2029.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting. Our principal executive officer and our principal financial officer have assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report on Form 10-K based on the criteria for effective internal control described Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission 2013. Based on this assessment, our principal executive officer and our principal financial officer have concluded our internal control over the financial reporting is not effective due to the following material weaknesses, which existed as of December 31, 2023:

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2023;
(b)	each of two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2023; and
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2023,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company for the years ended December 31, 2023 and 2021 are set out in the following summary compensation table:

Summary Compensation Table – Years Ended December 31, 2023 and 2022

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Scott Gallagher	2023				181,843	(2)			168,750	350,593
President	2022	-	-	-	78,000	(2)	-	-	50,000	128,000
Swapan Kakumanu	2023				210,489	(2)			183,750	394,239
Chief Financial Officer Secretary and Treasurer(1)	2022	-	-	-	179,400	(2)	-	-	56,000	235,400

Notes:

(1)	On December 4, 2018, Mr. Kakumanu was appointed as the chief financial officer of our company. On September 16, 2020, we appointed Mr. Kakumanu as our secretary and treasurer.
(2)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. See Note 16 of our annual financial statements for the years ended December 31, 2023 and 2022 for a description of the assumptions made in the valuation of these stock options.

Narrative Disclosure to Summary Compensation Table

In connection with the appointment of Scott Gallagher as president, we have entered into an independent consultant agreement dated September 7, 2022. Pursuant to the agreement we have agreed to pay Mr. Gallagher a consulting fee of $10,000 per month. On January 1, 2023 the agreement was amended to $11,250 per month. On April 1, 2023 the agreement was amended to $15,000 per month with the option to convert into shares. The agreement may be terminated by (i) Mr. Gallagher by providing at least 30 days advance notice in writing, (ii) us by giving at least 30 days advance notice in writing, or (iii) us without notice in the event that Mr. Gallagher: (a) breaches any term of the agreement, (b) neglects the services or any other duty to be performed under the agreement, (c) engages in any conduct which is dishonest, or damages our reputation or standing, (d) is convicted of any criminal act, (e) engages in any act of moral turpitude, (f) files a voluntary petition in bankruptcy, or (g) is adjudicated as bankrupt or insolvent. Mr. Gallagher has also agreed for the term of the agreement not to compete with us in the business of providing services for blockchain initial coin offerings. During the term of the agreement and for a period of one year immediately following the termination or expiration of the agreement, Mr. Gallagher has agreed not to solicit or induce any customer, prospective customer, supplier, sales personnel, employee or independent contractor involved with us to terminate or breach any employment, contractual or other relationship with us, or to otherwise discontinue or alter such third party’s relationship with us.

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

On April 21, 2023 we granted 2,000,000 stock options to Swapan Kakumanu and 2,000,000 stock options to Scott Gallagher. Each option is exercisable for a period of 10 years at a price of $0.09 per share. The stock options granted to vesting upon issuance.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2023:

	Option awards						Stock awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Scott Gallagher	666,666	(3)	333,334	-	0.09	August 26, 2032	-	-	-	-
Scott Gallagher	2,000,000		-	-	0.09	April 21, 2033	-	-	-	-
Swapan Kakumanu	100,000	(1) (5)	-	-	0.10	October 15, 2027	-	-	-	-
Swapan Kakumanu	2,300,000	(4)	-	-	0.09	August 26, 2032	-	-	-	-
Swapan Kakumanu	2,000,000		-	-	0.09	April 21, 2033	-	-	-	-

Notes:

(1)	The stock options become exercisable as follows: (i) 1/3 upon the date of grant (October 15, 2017); (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date.
(2)	The stock options become exercisable as follows: (i) 1/3 upon the date of grant (February 10, 2021); (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date.
(3)	The stock options become exercisable as follows: (i) 1/3 upon the date of grant (August 26, 2022); (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date.
(4)	The stock options become exercisable as follows: (i) 1/2 upon the date of grant (August 26, 2022) and (ii) 1/2 on the first anniversary date.
(5)	These stock options are held by Red to Black Inc., a company controlled by Swapan Kakumanu.

Compensation of Directors

During the year ended December 31, 2023, compensation to directors of our company is set out in the director compensation table below:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Cameron Chell	135,000	-	-	(1)(5)	-	-	-	135,000
James P. Geiskopf	135,000	-	178,000	(2)(5)	-	-	-	313,000
Edmund C. Moy	-	-	44.500	(3)(5)	-	-	-	44,500
Shelly Murphy	-	-	44,500	(4)(5)	-	-	-	44,500

(1)	As of December 31, 2022, Mr. Chell owned the following stock options: stock options to purchase 400,000 shares of our common stock at an exercise price of $0.10 per share until October 15, 2027 pursuant to the stock option agreement dated October 15, 2017 and stock options to purchase 2,500,000 shares of our common stock at an exercise price of $0.09 per share until August 26, 2032 pursuant to the stock option agreement dated August 26, 2022.
(2)	As of December 31, 2022, Mr. Geiskopf owned the following stock options: stock options to purchase 400,000 shares of our common stock at an exercise price of $0.10 per share until October 15, 2027 pursuant to the stock option agreement dated October 15, 2017 and stock options to purchase 2,200,000 shares of our common stock at an exercise price of $0.09 per share until August 26, 2032 pursuant to the stock option agreement dated August 26, 2022 and stock options to purchase 2,000,000 shares of our common stock at an exercise price of $0.09 per share until April 21, 2033 pursuant to the stock option agreement dated April 21, 2023.
(3)	As of December 31, 2022, Mr. Moy owned the following stock options: stock options to purchase 800,000 shares of our common stock at an exercise price of $0.09 per share until August 26, 2032 pursuant to the stock option agreement dated August 26, 2022 and stock options to purchase 500,000 shares of our common stock at an exercise price of $0.09 per share until April 21, 2033 pursuant to the stock option agreement dated April 21, 2023.
(4)	As of December 31, 2022, Ms. Murphy owned the following stock options: stock options to purchase 500,000 shares of our common stock at an exercise price of $0.09 per share until August 26, 2032 pursuant to the stock option agreement dated August 26, 2022 and stock options to purchase 500,000 shares of our common stock at an exercise price of $0.09 per share until April 21, 2033 pursuant to the stock option agreement dated April 21, 2023.
(5)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. See Note 16 of our annual financial statements for the years ended December 31, 2023 and 2022 for a description of the assumptions made in the valuation of these stock options.

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

On April 21, 2023, we granted stock options to our directors (2,000,000 stock options to James P. Geiskopf, 500,000 to Edmund Moy, and 500,000 to Shelly Murphy). Each stock option is exercisable for a period of 10 years at a price of $0.09 per share. The stock options vest the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 17, 2024, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our directors, our named executive officers and by our executive officers and directors as a group.

Name	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)(2)
Scott Gallagher	Common Stock	4,305,714	(4)	1.11%
Swapan Kakumanu	Common Stock	4,837,857	(5)	0.16%
Cameron Chell	Common Stock	3,042,034	(6)	0.12%
James P. Geiskopf	Common Stock	7,237,857	(7)	2.25%
Edmund C. Moy	Common Stock	1,300,000	(8)	*
Shelly Murphy	Common Stock	2,400,000	(9)	1.19%
All current executive officers and directors as a group (6 persons)	Common Stock	23,123,462		4.83%

Notes

* Less than 1%.

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2)	Percentage of ownership is based on 117,452,923 shares of our common stock issued and outstanding as of March 15, 2024.
(4)	Consists of 1,305,714 shares of our common stock underlying 3,000,000 stock options that are vested or will be vested within 60 days.
(5)	Consists of 137,857 shares of our common stock held directly and 50,000 shares of our common stock held by Red to Black Inc., a company controlled by Mr. Kakumanu, 100,000 shares of our common stock underlying 100,000 stock options granted to Red to Black Inc., a company controlled by Mr. Kakumanu that are vested or will be vested within 60 days and 4,300,000 shares of our common stock underlying 4,300,000 stock options granted to Mr. Kakumanu that are vested or will be vested within 60 days.
(6)	Consists of 142,034 shares of our common stock held directly, 2,900,000 shares of our common stock underlying 2,900,000 stock options that are vested or will be vested within 60 days.
(7)	Consists of 2,637,857 shares of our common stock and 4,600,000 shares of our common stock underlying 4,600,000 stock options that are vested or will be vested within 60 days.
(8)	Consists of 1,000 shares of our common stock and 1,300,000 shares of our common stock underlying 1,300,000 stock options that are vested or will be vested within 60 days.
(9)	Consists of 1,400,000 shares of our common stock held by GSD Group LLC., a company whose CEO is Ms. Murphy, and 1,000,000 shares of our common stock underlying 1,000,000 stock options that are vested or will be vested within 60 days.

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

Effective as of May 5, 2021, we loaned $400,000 to Fogdog Energy Solutions Inc. pursuant to convertible promissory note. The note bears interest at a rate of 4% per annum and comes due on May 5, 2022. The note may not be prepaid without the written consent of our company. Under certain conditions as outlined in the promissory note, the Company may convert the outstanding loan into common shares. Our chief financial officer, secretary and treasurer, Swapan Kakumanu, is a director, chief financial officer and a shareholder of Fogdog. Accrued interest as at December 31, 2021 is $24,773. Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog Energy Solutions Inc. pursuant to convertible promissory note. The note bears interest at a rate of 10% per annum and comes due on August 20, 2027. The note may not be prepaid without the written consent of our company. Under certain conditions as outlined in the promissory note, we may convert the outstanding loan into common shares. Our chief financial officer, secretary and treasurer, Swapan Kakumanu, is a director, chief financial officer and a shareholder of Fogdog. The largest aggregate amount of principal outstanding during the period for which disclosure is provided and the amount thereof outstanding as of the latest practicable date is $0. The amount of principal and accrued interest paid during the periods for which disclosure is provided is $nil. Accrued interest as at December 31, 2023 and 2022 is $0 and $142,493, respectively. The loan and accrued interest was written off during the year.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to our company for the years ended December 31, 2023 and December 31, 2022 for professional services rendered by Integritat CPA LLC, our independent registered public accounting firm:

Fees	2023*		2022
Audit Fees	$48,000	*	$56,508
Audit Related Fees	-		-
Tax Fees	-		-
Other Fees	-		-
Total Fees	$48,000		$56,508

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)
3.4	Articles of Merger dated effective September 3, 2019 (incorporated by reference from our Current Report on Form 8-K, filed on September 9, 2019)
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
3.6	Articles of Merger dated effective August 24, 2022 (incorporated by reference from our Current Form 8-K, filed on August 25, 2022)
3.7	Amended and Restated Bylaws (incorporated by reference from our Annual Report on Form 10-K, filed on April 15, 2022)

Exhibit Number	Description
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)
10.13	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.14	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.15	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.16	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)
10.18	Loan Agreement dated November 20, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)
10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.21	Business Services Agreement dated effective December 29, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 24, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24	Offer Letter dated January 22, 2018 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)

Exhibit Number	Description
10.25	Offer Letter dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.26	2017 Equity Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.27	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.28	Stock Option Agreement dated October 15, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.29	Stock Option Agreement dated October 15, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.30	Stock Option Agreement dated October 15, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.31	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.32	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.33	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.34	Indemnification Agreement dated December 20, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.35	Indemnification Agreement dated December 20, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.36	Indemnification Agreement dated December 20, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.37	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.38	Offer Letter dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.39	Stock Option Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.40	Indemnification Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.41	Offer Letter dated June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.42	Stock Option Agreement dated June 7, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.43	Indemnification Agreement June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.44	Amendment Agreement dated effective as of June 25, 2018 to Business Services Agreement dated October 18, 2017 with Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 29, 2018)
10.45	Loan Agreement dated July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.46	Corporate Guaranty dated July 9, 2018 by Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.47	Amendment No. 2 to Business Services Agreement dated as of July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.48	Loan Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.49	Corporate Guaranty entered into as of August 29, 2018 by Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)

Exhibit Number	Description
10.50	Security Agreement entered into as of August 29, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.51	Security Assignment Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.52	Master Services Agreement dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.53	Software Services Statement of Work dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.54	Amendment No. 3 to Business Services Agreement dated as of October 29, 2018 with Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on October 31, 2018)
10.55	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.56	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.57	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.58	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.59	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.60	2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)
10.61	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 29, 2018)
10.62	Amendment to Independent Consultant Agreement dated December 4, 2018 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2018)
10.63	Master Services Agreement dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.64	Software Services Statement of Work dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.65	Stock Option Agreement dated October 15, 2017 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.66	Stock Option Agreement dated June 8, 2018 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.67	Independent Consultant Agreement dated effective December 4, 2018 with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.68	Indemnification Agreement with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.69	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2019)
10.70	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017 between CurrencyWorks Inc. and Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.71	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated January 22, 2018 between CurrencyWorks Inc. and James P. Geiskopf (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.72	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated February 9, 2018 between CurrencyWorks Inc. and Edmund C. Moy (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.73	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated May 17, 2018 between CurrencyWorks Inc. and James Carter (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.74	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated June 22, 2018 between CurrencyWorks Inc. and Alphonso Jackson (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.75	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017, as amended on November 30, 2018 and July 1, 2019 between CurrencyWorks Inc. and Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.76	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Business Services Agreement dated effective October 18, 2017 as amended on June 26, 2018 between CurrencyWorks Inc. and Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.77	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective December 4, 2018 between CurrencyWorks Inc. and Swapan Kakumanu (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.78	Amendment to Loan Agreement and Termination of Business Services Agreement dated February 7, 2020 with Ryde GmbH and Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 12, 2020)
10.79	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2020)
10.80	Business Services Agreement with Business Instincts Group Inc. dated December 10, 2020 (incorporated by reference from our Current Report on Form 8-K, filed on December 11, 2020)
10.81	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2021)
10.82	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 11, 2021)

Exhibit Number	Description
10.83	Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2021)
10.84	Amended 2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
10.85	Limited Liability Company Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.86	LLC Member Services Master Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.87	Technology Operating and License Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.88	Secured Promissory Note dated July 6, 2021with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.89	Security Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.90	Distribution License Agreement dated July 6, 2021 with EnderbyWorks, LLC and 92 Films, LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.91	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.92	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.93	Engagement Letter dated June 15, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.94	Amendment to Engagement Letter dated July 10, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.95	Services Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.96	Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.97	General Security Agreement with Fogdog Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.98	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.99	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.100	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2021)
10.101	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.102	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.103	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 31, 2022)
10.104	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)
10.105	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)
10.106	Independent Consultant Agreement dated effective September 7, 2022 with Scott Gallagher
10.107	Amendment #1 dated March 15, 2023 to Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021
10.108	Amendment #1 dated March 15, 2023 to Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021
10.109	Amendment # 2 dated April 10, 2024 to Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021

Exhibit Number	Description
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K, filed on April2, 2018)

(16)	Letter re Change in Certifying Accountant
16.1	Letter from Haynie & Company dated August 31, 2022 (incorporated by reference from our Current Report on Form 8-K, filed on September 1, 2022)

(21)	Subsidiaries
21.1	Subsidiaries of CurrencyWorks Inc. CurrencyWorks USA Inc., Nevada corporation EnderbyWorks LLC., Delaware limited liability company Motoclub LLC, Delaware limited liability company

23.1	Consent of Integritat CPA
23.2	Consent of Haynie & Company

(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METAWORKS PLATFORMS, INC.

By:

/s/ Scott Gallagher
Scott Gallagher
President
(Principal Executive Officer)
Date: April 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott Gallagher
Scott Gallagher
President
(Principal Executive Officer)
Date: April 16, 2024

/s/ Swapan Kakumanu
Swapan Kakumanu
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: April 16, 2024

/s/ Cameron Chell
Cameron Chell
Director
Date: April 16, 2024

/s/ James P. Geiskopf
James P. Geiskopf
Director
Date: April 16, 2024

/s/ Edmund C. Moy
Edmund C. Moy
Director
Date: April 16, 2024

/s/ Shelly Murphy
Shelly Murphy
Director
Date: April 16, 2024

