Form 10-Q
period 2024-03-31
METAWORKS PLATFORMS, INC.
filed 2024-05-20
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-55049

METAWORKS PLATFORMS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3098487
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 117,452,923 shares of common stock issued and outstanding as at May 20, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the quarter ended March 31, 2024 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading.

MetaWorks Platforms, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
Assets

Current Assets
Cash and cash equivalents	$6,886	$3,076
Accounts receivable	65,000	115,112
Prepaid expenses	11,697	9,696
Interest receivable, related party – net	-	-
Notes receivable, related party – net	-	-
Notes receivable – net	-	-
Total Current Assets	83,583	127,884

Long-Term Assets
Intangible asset, net	1,554,250	1,554,250
Total Long-Term Assets	1,554,250	1,554,250

Total Assets	$1,637,833	$1,682,134

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$1,116,261	$865,990
Accounts payable and accrued expenses, related party	227,305	486,580
Deferred revenue	77,700	77,700
Notes payable – current portion, net	294,028	271,247
Convertible notes payable – software acquisition	854,250	854,250
Convertible notes payable – other	-	25,000
Total Current Liabilities	2,569,544	2,580,767

Total Liabilities	2,569,544	2,580,767

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 400,000,000 shares authorized; 117,452,923 and 108,807,923 shares issued and outstanding as at March 31, 2024 and December 31, 2023, respectively	117,453	108,808
Additional paid-in-capital	46,729,969	46,232,087
Accumulated deficit	(47,617,875)	(47,078,270)
Total MetaWorks Platforms, Inc. Stockholders’ Equity	(770,453)	(737,375)
Non-controlling interest	(161,258)	(161,258)
Total Stockholders’ Equity	(931,711)	(898,633)

Total Liabilities and Stockholders’ Equity	$1,637,833	$1,682,134

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Revenues
NFT revenues	$-	$4,431
Consulting service	-	30,000
Movie distribution revenue	-	-
Total revenues	-	34,431

Operating expenses
General and administrative expense	523,192	35,501
Service costs	-	371,861
Total operating expenses	523,192	407,362

Net loss from operations	(523,192)	(372,931)

Other income (expense)
Other income	-	-
Note interest revenue	-	24,904
Note interest expense	(16,413)	(957)
Bad debt (recovery)	(446,071)
Investment write-off	446,071	-
Total other income	(16,413)	23,947

Net loss	$(539,605)	$(348,984)

Net loss (income) from non-controlling interest	-	(14,195)
Net loss attributable to MetaWorks Platform Inc.,	(539,605)	(334,789)

Net loss per common share – Basic and Diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	112,193,747	94,245,066

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating activities
Net loss for the period	$(539,605)	$(348,984)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	45,890	28,721
Stock-based compensation and forfeitures, related party	183,237	(188,739)
Derivative liability	-	-
Amortization	-	-
Changes in operating assets and liabilities
Accounts receivable	50,112	(30,122)
Prepaid expenses	(2,000)	15,200
Accounts payable and accrued expenses	589,742	68,217
Accounts payable and accrued expenses, related party	(396,347)	55,303
Accrued interest on loans payable, related party	-	(24,904)
Net cash used in operating activities	(68,971)	(425,308)

Financing activities
Proceeds from share issuance	-	703,400
Proceeds from issuance of convertible note	50,000	-
Proceeds from issuance of note payable	75,000
Payments made on notes payable	(52,219)	(38,275)
Proceeds from repayment on note receivable	-	19,500
Net cash provided by financing activities	72,781	684,625

Net changes in cash and equivalents	3,810	259,317

Cash and equivalents at beginning of the period	3,076	34,941

Cash and equivalents at end of the period	$6,886	$294,258

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash paid in interest	$16,413	$-
Cash paid for income taxes	$-	$-
Non-cash share issue costs	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation	$45,890	$28,721
Stock-based compensation and forfeitures, related party	$183,237	$(188,739)
Conversion of convertible debt	$25,000	$-
Accounts payable settled against amounts owed from the acquisition of EnderbyWorks	$-	$190,147
Non-controlling interest in EnderbyWorks acquired for no cash consideration	$-	$763,032
Notes receivable due from acquisition of EnderbyWorks	$-	$1,828,000

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Controlling interest	Total
Balance, December 31, 2022	78,145,066	78,145	42,264,139	(41,428,167)	(881,720)	32,397

Stock-based compensation and forfeitures	-	-	183,153	-	-	183,153
Stock-based compensation, related party	-	-	494,679	-	-	494,679
Share issuance for services – software development	7,000,000	7,000	693,000	-	-	700,000
Share issuance for services	5,220,000	5,220	398,780	-	-	404,000
Shares issuances for services – related party	225,000	225	11,025	-	-	11,250
Private placements for cash	18,057,143	18,057	892,342	-		910,399
Shares issued for compensation – related party	160,714	161	11,089	-	-	11,250
Acquisition of non-controlling interest of EnderbyWorks	-	-	1,283,880	-	734,637	2,018,517
Allocation of net loss to non-controlling interest of Moto Club	-	-	-	14,175	(14,175)	-
Net income (loss) for the year	-	-	-	(5,664,278)	-	(5,664,278)
Balance, December 31, 2023	108,807,923	108,808	46,232,087	(47,078,270)	(161,258)	(898,633)

Stock-based compensation	-	-	45,890	-	-	45,890
Stock-based compensation, related party	-	-	183,237	-	-	183,237
Shares issued for cash – private placement	2,500,000	2,500	47,500			50,000
Shares issuances for services - marking	4,600,000	4,600	179,400	-	-	184,000
Shares issuances for services, related party	920,000	920	17,480	-	-	18,400
Shares issued on conversion of loan payable	625,000	625	24,375	-	-	25,000
Net income (loss) for the period	-	-	-	(539,605)	-	(539,605)
Balance March 31, 2024	117,452,923	117,453	46,729,696	(47,617,875)	(161,258)	(931,711)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Notes to Unaudited Condensed Interim Consolidated Financial Statements

As of March 31, 2024 and for the three months ended March 31, 2024 and 2023

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

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $47,617,875 and $47,078,270 as of March 31, 2024 and December 31, 2023, respectively. Further losses are anticipated in as the Company’s new peruses service business opportunities, this raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations, when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and proceeds from the issuance of its stock.

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

The most significant estimates made by management in the preparation of the financial statements relate to the estimates used to calculate the fair value of certain liabilities, the derivative liability, present value of notes payable and notes receivable, the valuation of the investments and any impairment and the net book value of long-lived assets. Management bases its estimates on historical experience and on other various assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from such estimates under different assumptions and conditions.

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

With respect to legal matters, provisions are reviewed, and financial information is adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of March 31, 2024, and December 31, 2023, the Company was not a party to any litigation.

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

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2022, and prior. Based on the evaluation of the 2023 transactions and events, the Company does not believe it has any material uncertain tax positions that require measurement.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at March 31, 2024 or December 31, 2023, and have not recognized interest and/or penalties in the consolidated statement of operations for the period ended March 31, 2024 or year ended December 31, 2023.

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

Accounts receivable balances relate to the consulting services business and are reported at their net realizable value. From management’s best estimate, there is no allowance for doubtful accounts on March 31, 2024, and December 31, 2023. Management individually reviews accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that may not be collected and would directly write off these balances. Management considers several factors, including the age of the receivables, current economic conditions and other information management obtains regarding the financial condition of customers. The policy for determining the past due status is based on the contractual payment terms of each customer. If conditions are identified that pose significant risk of non-collections the determination to directly write off uncollectible receivables is made.

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

On March 31, 2024 the Company had convertible debt outstanding, warrants exercisable to 6,466,071 shares of common stock and stock options exercisable to 31,538,679 shares of common stock. On December 31, 2023 the Company had convertible debt outstanding, warrants exercisable to 10,279,664 shares of common stock and stock options exercisable to 24,213,334 shares of common stock. For both periods the effect of exercisable options and warrants is anti-dilutive and they have been excluded from dilutive EPS.

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

A cancellation of an award that is not accompanied by the concurrent grant of (or offer to grant) a replacement award of other valuable consideration is accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost is recognized on the cancellation date.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

The Company’s financial instruments consist of equity investments, note receivables, derivative liabilities and notes payable. The Company’s note receivables were indirectly written down to zero due to potential non-collections. The Company’s derivative liabilities have a fair value of zero principally due to a decline in the stock price. These instruments are in level 3 of the fair value hierarchy.

When determining fair value, whenever possible, the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of March 31, 2024 and December 31, 2023, the Company did not have any level 1 or 2 financial instruments. On March 31, 2024 and December 31, 2023 the Company’s level 3 financial instruments were derivative liabilities for warrants issued and outstanding that were not indexed to the Company’s stock, notes payable and notes receivable valued at their present values and equity investments in other entities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at March 31, 2024.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)

Liabilities
Notes Payable	-	-	$294,028

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at December 31, 2023.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)
Liabilities
Notes payable	-	-	$271,247

Derivative Liabilities

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the consolidated balance sheet. In accordance with ASC 815-40, Derivatives and Hedging, the Company classifies a warrant as equity if it is indexed to the Company’s equity and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity in general when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations. As of March 31, 2024 and December 31, 2023, the Company had warrants that were classified as liabilities and warrants that were classified as equity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Some of the warrants issued by the Company have strike prices denominated in Canadian dollars (“CAD”). The Company’s functional currency is USD. In accordance with ASC 815 and EITF Issue No. 07-5, when the strike price of warrants is denominated in a currency other than an entity’s functional currency, the warrants would not be considered indexed to the entity’s own stock and would consequently be evaluated for a derivative liability under the conditions that the strike price is indexed to a foreign currency. The derivative liability associated with these warrants was valued on the date of issuance and is revalued at each reporting period. Due to the stock price on the report date, the derivative liability was valued at zero on March 31, 2024 and December 31, 2023

Digital assets

The Company applies accounting for digital assets in accordance with the AICPA Practice Aid “Accounting for and Auditing of Digital Assets”, the guide is dated as of June 30, 2022, and the SEC issued Staff Accounting Bulletin No. 121, which is effective for periods after June 15, 2022, which are the current nonauthoritative guidance for accounting for digital assets under U.S. generally accepted accounting principles (GAAP). The AICPA Practice Aid is non-authoritative guidance that represents the views of the Digital Assets Working Group and AICPA staff. There is currently no official pronouncement or authoritative guidance on accounting for digital assets and digital asset transactions. Accordingly digital assets that lack physical substance meet the definition of intangible assets and would generally be accounted for under FASB ASC 350, Intangibles — Goodwill and Other. The Company holds no digital assets on March 31, 2024 and December 31, 2023. Though its business is in the development of digital asset platforms and the creation of non-fungible tokens, digital asset are not regularly used to conduct transactions or held during the year.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Consulting Services

Consulting Service revenue is derived from providing professional knowledge and skills for creation of digital assets platforms and advisory services to third-party customers. The contract and performance obligations are created based on the needs of the customer and the abilities of the Company to provide the required services. The allocation of the transaction price to the individual performance obligations in the contract may be specified by task or by phase depending on the work being done. Revenue is recognized upon completion of the performance obligations. Revenues from ongoing services are recognized ratably over the related period. Revenue is recognized for the creation of software and web-based platforms upon completion and delivery. There are various tasks associated with providing this service for which customers are charged, nevertheless, no single task has a standalone fair value and each is only valuable to the customer when the project’s objective is accomplished. Therefore, consulting services are considered a single revenue stream requiring all related tasks to accomplish a specified customer objective.

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

Disaggregated Revenue Disclosure

Principally all customers are located in the USA. During the quarter ended March 31, 2024, the Company generated no revenues.

Recent Accounting Pronouncements

ASU 2022-01 “Derivatives and Hedging (Topic 815): Fair Value Hedging — Portfolio Layer Method”. Effective for public companies for fiscal years beginning after 15 December 2022, including interim periods within those fiscal years. ASU 2021-08. “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” “ effective for public companies for fiscal years beginning after 15 December 2022, including interim periods within those fiscal years. ASU 2023-04. “ Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121”, Effective upon the issuance date, July 14, 2023. Management has not yet evaluated the impact that the adoption of these pronouncements will have on the Company’s consolidated financial statement presentation or disclosures. The Company periodically reviews new accounting standards that are issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any new standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its financial statements.

3. CONCENTRATION AND CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist of cash. Cash is maintained with a major financial institution in the USA that is creditworthy. The Company maintains cash in bank accounts insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC). On March 31, 2024 and on December 31, 2023, no cash balances were in excess of federally insured limits.

During the period ended March 31, 2024, the Company generated no revenues, and there are no significant customers. During the period ended March 31, 2023 one customer made up 10% or more of total revenue. Their balance amounted to $30,000 from consulting services. During the period ended March 31, 2024, one customers individually made up 10% or more of total accounts receivable, their balances amounted to $65,000. During the year ended December 31, 2023, two customers individually made up 10% or more of total accounts receivable, their balances amounted to $115,000.

4. ACCOUNTS RECEIVABLE

As at March 31, 2024, the Company had accounts receivables of $65,000 compared to $115,112 as at December 31, 2023. Receivables consists of revenues generated by consulting services and NFT sales.

5. PREPAID EXPENSES

For the period ended March 31, 2024 and year ended December 31, 2023, prepaid expenses were comprised of:

	March 31, 2024	December 31, 2023
Prepaid expenses - Deposit	$11,697	$9,696
	$11,697	$9,696

Prepaid expense consists of a 50% upfront payment, to a single vendor, for services to be rendered during 2024.

6. NOTES RECEIVABLE – RELATED PARTY

	March 31, 2024	December 31, 2023
Interest receivable, related party – current portion	201,743	223,992
Allowance for doubtful accounts, related party	(201,743)	(223,992)
Interest receivable, related party – net	-	-

Notes receivable, related party – current portion	850,000	1,250,000
Allowance for doubtful accounts, related party	(850,000)	(1,250,000)
Notes receivable, related party – net	-	-

Notes receivable – current portion	1,981,152	1,944,592
Allowance for doubtful accounts	(1,981,152)	(1,944,592)
Notes receivable – net	-	-

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

The allowance for doubtful accounts for the notes receivable converted in the quarter ended March 31, 2024 was recovered resulting in a gain of $446,071. The investment was booked at cost and its full cost was impaired, incurring an impairment loss of $446,071.

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

7. INTANGIBLE ASSET

On July 7, 2023, MetaWorks acquired software, including a Web3 business metaverse platform, Chat GPT-powered AI avatar technology, and a domain portfolio, including UtopiaVR.com. The intended use of this software will be used to generate subscription-based fees for education and investor relations industries to start with. This acquisition also includes a patent-pending IP technology relating to metaverse haptics that will hold potential for future development and licensing opportunities. Consideration for the acquisition of the assets included: (i) the issuance of 7,000,000 shares of common stock of the Company (each, a “Share”); (ii) the issuance of a convertible promissory note in the principal amount of $700,000 USD, which matures on July 5, 2024 and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of $0.10 USD per Share; and (iii) the issuance of a convertible promissory note in the principal amount of $154,250 USD, which matures on July 5, 2024, and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of $0.10 USD per Share. The net book value of the software at the period ended March 31, 2024 is $1,554,250, as the software had not been placed in service by this date.

8. NOTES PAYABLE

On June 14, 2022, the Company issued a promissory note payable for $117,000 (“Note A”). The promissory note is unsecured, payable on demand, and was set to mature on August 13, 2022. The promissory note bore interest at a rate per annum equal to the Bank of Canada’s Prime rate. On August 9, 2022, a promissory note extension was signed, extending the maturity date of the note payable to February 14, 2023. On January 31, 2023, the Company signed an amendment to extend the maturity date of the loan from February 14, 2023 to February 14, 2024 at an interest rate equal to the Bank of Canada’s Prime rate plus 3%. Accrued interest of $12,741 and $2,289 was outstanding as at December 31, 2023 and December 31, 2022, respectively. Balance owed at March 31, 2024 is $128,738.

On November 8, 2022, the Company entered into a promissory note (“Note B”) agreement to raise $116,760. The Note B has a discount of $12,510 and fees of $4,250, resulting in net proceeds of $100,000. The Note is unsecured, has a one-time interest charge of $14,011, and matures on November 8, 2023. Note B’s total of $130,771 (including principal, interest, and fees) will be repaid in ten payments, each in the amount of $13,077 with the first payment made on December 30, 2022, and nine subsequent payments each month thereafter with a five-day grace period with respect to each payment. On March 31, 2024 and December 31, 2023, the principal owed was $0 and $10,637, respectively. Accrued interest at March 31, 2024 and December 31, 2023 were $0 and $1,289, respectively.

On April 19, 2023, we entered into a promissory note (“Note C”) agreement with one subscriber to raise a net amount of $75,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $88,760, plus a one-time interest charge of 13% ($11,538), which accrues on the issuance of the promissory note, is unsecured and matures on April 19, 2024. We also agreed to an original issuance discount of $9,510. The total amount of the promissory note of $100,298 (including principal, interest and fees) will be repaid in ten payments each in the amount of $10,030, the first payment is due on May 30, 2023, with nine subsequent payments each month thereafter. There is a five-day grace period with respect to each payment. Principal and interest owed at March 31, 2024 and December 31, 2023 was $0 and $26,188, respectively.

On September 5, 2023, we entered into a promissory note (“Note D”)and entered into a promissory note agreement that was dated September 5, 2023 with one subscriber (the “Holder”) to raise a net amount of US$104,250, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the Holder (the “Promissory Note”). The principal of the Promissory Note is US$119,887.50, plus a one-time interest charge of 11% (US$13,187), which accrues on issuance of the Promissory Note. It is unsecured and matures on July 15, 2024. We also agreed to an original issuance discount of US$15,637. The total amount of the Promissory Note of US$133,074 (including principal and interest) will be repaid in ten payments each in the amount of US$13,307, the first payment due on October 15, 2023, with nine subsequent payments each month thereafter. There is a five day grace period with respect to each payment. In the event of a default, the Promissory Note is convertible into shares of our common stock. In a default situation the Holder will have the right to convert all or any part of the outstanding and unpaid amount of the Promissory Note into shares of our common stock at a conversion price that is equal to the lowest trading price for the shares of common stock during the 25 trading days prior to the conversion date. Upon the occurrence and during the continuation of any event of default, the Promissory Note will immediately become immediately and payable and, if we wish to repay the Promissory Note in cash, we must pay an amount equal to 200% of the then outstanding principal amount of the Promissory Note plus accrued and unpaid interest on the unpaid principal amount of the Promissory Note plus any default interest, if any. On March 31, 2024 and December 31, 2023, the principal and interest owed was $55,231 and $95,750, respectively.

8. NOTES PAYABLE (CONT’D)

On December 5, 2023, we entered into a promissory note agreement with one subscriber (the “Holder”) to raise a net amount of US$45,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the Holder (the “Promissory Note”). The Promissory Note is in the amount of US$52,500, plus a one-time interest charge of 10% (US$3,697), which accrues on issuance of the Promissory Note, is unsecured and matures on September 15, 2024. We also agreed to an original issuance discount of US$2,500. The maturity is September 15, 2024. There is a five day grace period on this payment. In the event of a default, the Promissory Note is convertible into shares of our common stock. In a default situation the Holder will have the right to convert all or any part of the outstanding and unpaid amount of the Promissory Note into shares of our common stock at a conversion price that is Variable Conversion Price (as defined herein) subject to equitable adjustment by the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTC, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. We issued the Promissory Note and intend to issue shares of our common stock upon conversion of the Promissory Note to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and in issuing these securities, we relied or will rely on the exemptions from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 promulgated under the Securities Act of 1933. The amount owed on March 31, 2024 is $46,110.

On April 28, 2023, the company received a $25,000 USD from Elek Istvan. There is no fixed terms of repayment and is not accruing interest. Balance at December 31, 2023 is $25,000 USD. On March 1, 2024 we converted this $25,000 of debt into 625,000 shares of our common stock at a value of $.04 per share resulting in no balance owed at March 31, 2024.

On July 5, 2023, MetaWorks has acquired software, including a Web3 business metaverse platform, Chat GPT-powered AI avatar technology, and domain portfolio, including UtopiaVR.com. This acquisition also includes a patent-pending IP technology relating to metaverse haptics that will hold potential for future development and licensing opportunities. Consideration for the acquisition of the assets included: (i) the issuance of 7,000,000 shares of common stock of the Company (each, a “Share”); (ii) the issuance of a convertible promissory note in the principal amount of $700,000 USD, which matures on July 5, 2024 and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of $0.10 USD per Share; and (iii) the issuance of a convertible promissory note in the principal amount of $154,250 USD, which matures on July 5, 2024, and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of $0.10 USD per Share. On March 31, 2024 and December 31, 2023 the balance owed to the software developer was $854,000. These notes are non-interest bearing.

On March 4, 2024, we closed on a promissory note and entered into a promissory note agreement that was dated March 1, 2024 with one subscriber (the “Holder”) to raise a net amount of US$75,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the Holder (the “Promissory Note”). The Promissory Note is in the amount of US$80,000, plus a one-time interest charge of 15% (US$14,400), which accrues on issuance of the Promissory Note, is unsecured and matures on December 30, 2024. We also agreed to an original issuance discount of US$16,000. The total amount of the Promissory Note of US$110,400 (including principal and interest) will be repaid in one(1) balloon payment of $55,200 due August 30, 2024. After the balloon payment, five (5) payments each of US$13,800, the first payment due on September 30, 2024, with subsequent payments each month thereafter. There is a five-day grace period with respect to each payment. The balance on March 31, 2024 was $75,000.

9. DEFERRED REVENUE

Prior to March 31, 2024, the Company received $77,700 cash from customers as deposits for work to be performed. On March 31, 2023, the products had not been delivered to the customers, therefore the deposits have been recorded as deferred revenue. Deferred revenue was $77,700 on March 31, 2024 and December 31, 2023.

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

11. RELATED PARTY TRANSACTIONS

On January 22, 2018, the Company appointed James Geiskopf as Lead Director. As of March 31, 2024 and December 31, 2023, the Company had accounts payable and accrued expenses owing to this related party of $56,244 and $102,744, respectively.

On April 1, 2021, the Company appointed Cameron Chell as Executive Chairman. As of March 31, 2024 and December 31, 2023, the Company had accounts payable and accrued expenses owed to this related party of $98,067 $143,067, respectively.

On August 1, 2022, the Company appointed Scott Gallagher as President. As of March 31, 2024 and December 31, 2023, the Company had accounts payable and accrued expenses owing to this related party of $18,806 and $24,106.

On October 9, 2017, the Company signed an agreement with a company owned by Swapan Kakumanu to provide accounting services. As of December 31, 2023, the Company had accounts payable and accrued expenses owed of $141,688. The Company owed $54,188 as of March 31, 2024. As of March 31, 2024 December 31, 2023, there is also a loan payable owed to the Company by this party in the amount of $8,500, which is due on demand and non interest bearing.

On May 5, 2021, the Company loaned Fogdog $400,000 of which our CFO is a director, chief financial officer and shareholder (Note 6). Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog pursuant to convertible promissory note (Note 6). An allocation for non-collections was applied to this debt in 2023 resulting in a reported net realizable value of zero. During the quarter end March 31, 2024 this debt was converted to 11% equity in Fogdog and the investment was impaired to zero.

12. WARRANTS

The Company granted zero and 10,128,571 common stock warrants, during the period ended March 31, 2024 and year ended December 31, 2023, respectively. During the period ended March 31, 2024 warrant holders did not exercise any warrants and 3,813,593 warrants expired. During 2023 warrant holders did not exercise any warrants, and 19,656,521 warrants expired. The weighted average exercise price of warrants outstanding on March 31, 2024, is $0.7793, and the weighted average remaining contractual life is 1.10 years. The weighted average exercise price of warrants outstanding on December 31, 2023, is $0.5569, and the weighted average remaining contractual life is 1.36 years.

Since the expected life of the warrants was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

The following table summarizes changes in warrants outstanding in each year:

	March 31, 2024	December 31, 2023
Outstanding at beginning of year	10,279,664	19,807,614
Issuances	-	10,128,571
Expirations	(3,813,593)	(19,656,521)
Outstanding at end of year	6,466,071	10,279,664
Weighted Average Price	$0.7793	$0.5569

13. SHARE CAPITAL

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

On January 6, 2024, the Company issued 920,000 shares of common stock of our company at a deemed price of $0.02 USD per share in settlement of amounts owed for services totalling $18,400USD. We issued these shares to Scott Gallagher, the president of our company.

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

14. STOCK-BASED COMPENSATION (CONT’D)

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

Stock-based compensation expense recognized for the period ended March 31, 2024 and year ended December 31, 2023, were $229,127 and $677,833, respectively. Stock options granted are valued at fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Period ended March 31, 2024	Year ended December 31, 2023
Share price	$0.02	$0.09
Exercise price	$0.02	$0.09
Time to maturity (years)	10	10
Risk-free interest rate	4.05%	3.3%
Expected volatility	418.09%	86.4%
Dividend per share	$0.00	$0.00
Forfeiture rate	-	-

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2023	21,538,679	0.12	0.14	8.30
Granted	9,000,000	0.02	0.02	10.0
Cancelled	-	-	-	-
Options outstanding, March 31, 2024	30,538,679	0.10	0.10	8.60
Options exercisable, March 31, 2024	28,879,999	0.09	0.10	8.54

14. STOCK-BASED COMPENSATION (CONT’D)

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

15. INCOME TAXES

For the period ended March 31, 2024 and year ended December 31 2023, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of March 31, 2024 and December 31, 2023, the Company had net operating loss carry forwards of approximately $5,055,287 and $4,941,970, respectively. The carry forwards expire through the year 2042. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, which reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. We used 21% as an effective rate. Tax computations are as follows:

	For the period ended March 31, 2024	For the year ended December 31, 2023
Net operating loss before taxes	$(539,605)	$(5,650,103)
Federal income tax rate	21%	21%
Tax expense (benefit) at the statutory rate	(113,317)	(1,186,522)
Non-deductible items
Tax effect of stock-based compensation (non-qualifying options)	48,116	142,345
Change in Derivatives	-	-
Change in valuation allowance	65,201	1,044,177
Total	$-	$-

15. INCOME TAXES (CONT’D)

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities. The tax effect of significant components of the Company’s deferred tax assets at March 31, 2024 and December 31, 2023, respectively, are as follows:

	2024	2023
Deferred tax asset:
Net operating loss carryforwards	$5,055,287	$4,941,970
Total gross deferred tax assets	5,055,287	4,941,970
Less: Deferred tax asset valuation allowance	(5,055,287)	(4,941,970)
Total net deferred tax assets	$-	$-

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

The reported non-controlling interest represents that in MC the Company holds 80% interest in this business which was acquired on June 22, 2021.

The following table sets forth a summary of the changes in non-controlling interest:

	March 31, 2024	December 31, 2023
Non-controlling interest beginning of the period	$(161,258)	(881,720)
Issuance of shares by EnderbyWorks, LLC	-	-
Net income (loss)	-	(14,195)
Acquisition	-	734,637
Non-controlling interest end of period	$(161,258)	(161,258)

17. SUBSEQUENT EVENTS

On April 10, 2024, the Company and Fogdog agreed to an extension of the maturity date of the $850,000 Fogdog note receivable to December 31, 2029.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Annual Report”) and in other filings with the Securities and Exchange Commission.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This list highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties, not presently known to us, which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results would likely suffer. These risks include, among others, the following:

●	our proposed plan of operations;
●	our financial and operating objectives and strategies to achieve them;
●	the costs and timing of our services;
●	our use of available funds;
●	our capital and funding requirements; and
●	our other financial or operating performances.

The material assumptions supporting these forward-looking statements include, among other things:

●	our future growth potential, results of operations, future prospects and opportunities;
●	execution of our business strategy;
●	there being no material variations in current regulatory environments;
●	our operating expenses, including general and administrative expenses;
●	our ability to obtain any necessary financing on acceptable terms;
●	timing and amount of capital expenditures;
●	retention of skilled personnel;
●	continuation of current tax and regulatory regimes; and
●	general economic and financial market conditions.

Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

●	inability to efficiently manage our operations;
●	general economic and business conditions;
●	our negative operating cash flow;
●	our ability to obtain additional financing;
●	our ability to collect outstanding loans;
●	increases in capital and operating costs;
●	risks relating to regulatory changes or actions;
●	other risk factors discussed in our annual report on Form 10K filed on April 16th, 2024

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

As used in this quarterly report, the terms “we”, “us”, “the Company”, “our” and “MetaWorks” mean MetaWorks Platforms, Inc. and its wholly owned subsidiaries, CurrencyWorks USA Inc. and EnderbyWorks LLC., Energy Works Corp. and its majority-owned subsidiary Motoclub LLC, unless otherwise specified.

Overview

MetaWorks is focused on developing emerging technology solutions and businesses that solve real world problems. The Company is focused on two primary areas of technology;

Waste-to-Energy Technology

MetaWorks has since 2021, been developing a waste-to-energy conversion technology and business through its relationship with Fogdog Energy Solutions, Inc, a privately held company controlled by its CFO Mr. Swapan Kakamanu. MetaWorks owns an 11% equity stake in Fog Dog Energy Solutions, Inc. and currently has an $850,000 outstanding investment in Fogdog Energy. MetaWorks management feels that the Fogdog technology is ready for commercialization by Q4 of 2024 and into 2025 and is working to begin the implementation of the technology based business. MetaWorks mission in this area is to play an important role in the conversion of plastic waste-to-energy and aid in the solving of this massive problem in an efficient and profitable manner.

Technology Integration Business

MetaWorks also focuses on developing technology based solutions for itself and for customers that leverage the concept of decentralization and technologies such as Web3 and AI to improve future operations as these new technologies mature and become more important. MetaWorks anticipates that it will enable companies to focus on their core competencies while providing the necessary resources and expertise to execute a strategy that will enable companies to integrate these new Web3 and AI technologies into their business models and operations. MetaWorks plan is to be compensated on a fee-for-services model, technology licensing model and recurring transactions revenue model.

Results of Operations

Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

Revenue

We recognized no revenue for the three months ended March 31, 2024. During the three months ended March 31, 2023 we recognized total revenue of $34,431, with $4,431 coming from the sale of NFTs and $30,000 from consulting services.

Operating Expenses

We incurred general and administrative expenses of $523,192 and $35,501 for the three months ended March 31, 2024 and 2023, respectively, representing an increase of $487,691 between the two periods. These expenses consisted primarily of stock-based compensation expenses for issuance of options, consulting fees, pre-licensing fees, professional fees, amortization, and other general and administrative costs. The increase in general and administrative expenses was mainly due to the immediate vesting options issued to management and the board. Additionally, in the three months ended March 31, 2023 there we cancelation of previously expensed stock-based compensation resulting in a recapture of $188,739.

Other Income (Expense)

Other income includes zero note interest revenue for the three months ended March 31, 2024 compared to $24,904 note interest revenue.. Other expenses were $16,413 and $957 for the three months ended March 31, 2024 and 2023, respectively, consisting of interest expense from the loan payable.

Net Loss from Operations

We incurred net losses from operations of $523,192 and $372,931 for the three months ended March 31, 2024 and 2023, respectively, representing a net change of $150,261, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Liquidity and Capital Resources

Working Capital

	As at March 31, 2024	As at December 31, 2023
Current Assets	$83,582	$127,884
Current Liabilities	2,569,544	2,580,767
Working Capital (Deficit)	$(2,485,962)	$(2,452,883)

Current Assets

Current assets were $83,582 as at March 31, 2024 and $127,884 at December 31, 2023. The decrease in current assets is mainly due to collection of accounts receivable.

Current Liabilities

Current liabilities of $2,569,544 as at March 31, 2024 were attributable to accounts payable, accrued expenses, loans payable and convertible notes payable, compared to $2,580,767 in accounts payable, accrued expenses, loans payable and convertible notes payable as at December 31, 2023.

Cash Flow

	Three months ended March 31, 2024	Three months ended March 31, 2023
Net cash used in operating activities	$(68,971)	$(425,308)
Net cash provided by financing activities	72,781	684,625
Net changes in cash and cash equivalents	$3,810	$259,317

Operating Activities

Net cash used in operating activities was $68,971 for the three-month period ended March 31, 2024, as compared to net cash used of $425,308 for the three-month period ended March 31, 2023, a decrease of $356,337. The decrease in net cash used in operating activities was primarily due to repayment of accounts payables and accrued liabilities in the prior year.

Investing Activities

There were no investing activities for the three-month periods ended March 31, 2024 and March 31, 2023.

Financing Activities

Financing activities provided cash of $72,781 for the three months ended March 31, 2024 and $684,625 for the three months ended March 31, 2023, a decrease of $611,844. This decrease is mainly due to less share issuances during the three months ended March 31, 2024.

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

Going Concern

Our unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $47,617,875 as of March 31, 2024 (December 31, 2023: $47,078,270). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

In their reports on our financial statements for the years ended December 31, 2023 and 2022, our current independent registered public accounting firms included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the fiscal year ended December 31, 2023, our disclosure controls and procedures were not effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material pending legal proceedings to which our company is a party or of which any of our properties is subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended March 31, 2024, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)
3.4	Articles of Merger dated effective September 3, 2019 (incorporated by reference from our Current Report on Form 8-K, filed on September 9, 2019)
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
3.6	Amended and Restated Bylaws (incorporated by reference from our Annual Report on Form 10-K, filed on April 15, 2022)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)
10.13	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.14	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)

10.15	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.16	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)
10.18	Loan Agreement dated November 20, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)
10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.21	Business Services Agreement dated effective December 29, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 24, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24	Offer Letter dated January 22, 2018 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.25	Offer Letter dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.26	2017 Equity Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.27	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.28	Stock Option Agreement dated October 15, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.29	Stock Option Agreement dated October 15, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.30	Stock Option Agreement dated October 15, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.31	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.32	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.33	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.34	Indemnification Agreement dated December 20, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.35	Indemnification Agreement dated December 20, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.36	Indemnification Agreement dated December 20, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.37	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.38	Offer Letter dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)

10.39	Stock Option Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.40	Indemnification Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.41	Offer Letter dated June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.42	Stock Option Agreement dated June 7, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.43	Indemnification Agreement June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.44	Amendment Agreement dated effective as of June 25, 2018 to Business Services Agreement dated October 18, 2017 with Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 29, 2018)
10.45	Loan Agreement dated July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.46	Corporate Guaranty dated July 9, 2018 by Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.47	Amendment No. 2 to Business Services Agreement dated as of July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.48	Loan Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.49	Corporate Guaranty entered into as of August 29, 2018 by Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.50	Security Agreement entered into as of August 29, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.51	Security Assignment Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.52	Master Services Agreement dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.53	Software Services Statement of Work dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.54	Amendment No. 3 to Business Services Agreement dated as of October 29, 2018 with Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on October 31, 2018)
10.55	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.56	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.57	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.58	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.59	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.60	2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)

10.61	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 29, 2018)
10.62	Amendment to Independent Consultant Agreement dated December 4, 2018 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2018)
10.63	Master Services Agreement dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.64	Software Services Statement of Work dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.65	Stock Option Agreement dated October 15, 2017 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.66	Stock Option Agreement dated June 8, 2018 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.67	Independent Consultant Agreement dated effective December 4, 2018 with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.68	Indemnification Agreement with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.69	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2019)
10.70	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017 between CurrencyWorks Inc. and Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.71	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated January 22, 2018 between CurrencyWorks Inc. and James P. Geiskopf (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.72	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated February 9, 2018 between CurrencyWorks Inc. and Edmund C. Moy (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.73	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated May 17, 2018 between CurrencyWorks Inc. and James Carter (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.74	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated June 22, 2018 between CurrencyWorks Inc. and Alphonso Jackson (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.75	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017, as amended on November 30, 2018 and July 1, 2019 between CurrencyWorks Inc. and Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.76	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Business Services Agreement dated effective October 18, 2017 as amended on June 26, 2018 between CurrencyWorks Inc. and Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.77	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective December 4, 2018 between CurrencyWorks Inc. and Swapan Kakumanu (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.78	Amendment to Loan Agreement and Termination of Business Services Agreement dated February 7, 2020 with Ryde GmbH and Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 12, 2020)
10.79	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2020)

10.80	Business Services Agreement with Business Instincts Group Inc. dated December 10, 2020 (incorporated by reference from our Current Report on Form 8-K, filed on December 11, 2020)
10.81	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2021)
10.82	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 11, 2021)
10.83	Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2021)
10.84	Amended 2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
10.85	Limited Liability Company Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.86	LLC Member Services Master Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.87	Technology Operating and License Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.88	Secured Promissory Note dated July 6, 2021with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.89	Security Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.90	Distribution License Agreement dated July 6, 2021 with EnderbyWorks, LLC and 92 Films, LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.91	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.92	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.93	Engagement Letter dated June 15, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.94	Amendment to Engagement Letter dated July 10, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.95	Business Combination Agreement among VON Acquisition Inc., sBetOne, Inc., VON Acquisition Merger Sub Inc., Limitless III Inc., VON Acquisition Corp. and VON Bismark Limited.(incorporated by reference from our current report on Form 8-K, filed on August 18, 2021)
10.96	Services Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.97	Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.98	General Security Agreement with Fogdog Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.99	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.100	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.101	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2021)
10.102	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.103	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.104	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 31, 2022)
10.105	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)

10.106	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)
10.107	Independent Consultant Agreement dated effective September 7, 2022 with Scott Gallagher (incorporated by reference from our Form 10-K, filed on March 21, 2023)
10.108	Amendment #1 dated March 15, 2023 to Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021 (incorporated by reference from our Form 10-K, filed on March 21, 2023)
10.109	Amendment #1 dated March 15, 2023 to Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Form 10-K, filed on March 21, 2023)
10.110	Asset Purchase Agreement dated June 16, 2023 with Apex VR Holdings, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 23, 2023)
10.111	Amended Equity Incentive Plan (incorporated by reference from our current report on Form 8-K, filed on June 30, 2023)
10.112	Business Development Service Agreement dated August 24, 2023 with GSD Group, LLC (incorporated by reference from our current report on Form 8-K filed on August 29, 2023)
10.113	Amendment # 2 dated April 10, 2024 to Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021(incorporated by reference from our Form 10-K, filed on April 16, 2024)
(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METAWORKS PLATFORMS, INC.

/s/ Swapan Kakumanu
Swapan Kakumanu
Chief Financial Officer
(Duly Authorized Officer)
Dated: May 20, 2024

