Form 10-Q
period 2024-06-30
METAWORKS PLATFORMS, INC.
filed 2024-08-19
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 122,795,143 shares of common stock issued and outstanding as at August 19, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the quarter ended June 30, 2024 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading.

MetaWorks Platforms, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,307	$3,076
Accounts receivable	45,000	115,112
Prepaid expenses	9,696	9,696
Interest receivable, related party – net (See note 6)	-	-
Notes receivable, related party – net (see note 6)	-	-
Notes receivable – net (see note 6)	-	-
Total Current Assets	56,003	127,884

Long-Term Assets
Intangible asset, net	-	1,554,250
Total Long-Term Assets	-	1,554,250

Total Assets	$56,003	$1,682,134

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$1,136,053	$865,990
Accounts payable and accrued expenses, related party	242,003	486,580
Deferred revenue	77,700	77,700
Notes payable – current portion, net	256,164	271,247
Convertible notes payable – software acquisition	854,250	854,250
Convertible notes payable – other	377,055	25,000
Total Current Liabilities	2,943,225	2,580,767

Total Liabilities	2,943,225	2,580,767

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 400,000,000 shares authorized; 122,795,143 and 108,807,923 shares issued and outstanding as at June 30, 2024 and December 31, 2023, respectively	122,795	108,808
Additional paid-in-capital	46,800,312	46,232,087
Accumulated deficit	(49,649,071)	(47,078,270)
Total MetaWorks Platforms, Inc. Stockholders’ Equity	(2,725,964)	(737,375)
Non-controlling interest	(161,258)	(161,258)
Total Stockholders’ Equity	(2,887,222)	(898,633)

Total Liabilities and Stockholders’ Equity	$56,003	$1,682,134

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Revenues
NFT revenues	$-	$451	$-	$4,882
Consulting service	-	200,000	-	230,000
Movie distribution revenue	-	120,000	-	120,000
Total revenues	-	320,451	-	354,882

Operating expenses
General and administrative expenses	444,705	1,328,327	967,897	1,363828
Service costs	-	32,675	-	404,536
Total operating expenses	444,705	1,361,002	967,897	1,768,364

Net loss from operations	(444,705)	(1,040,551)	(967,897)	(1,413,482)

Other income (expense)
Note interest revenue	61,203	68,051	61,203	92,955
Note interest expense	(32,242)	(20,432)	(48,655)	(21,389)
Bad debt recovery	-	-	(446,071)	-
Investment write off	-	-	446,071	-
Asset write off	(1,554,250)		(1,554,250)
Interest write off	(61,202)	-	(61,202)	-
Total other income (expense)	(1,586,491)	47,619	(1,602,904)	71,566

Net loss	(2,031,196)	(992,932)	(2,570,801)	(1,341,916)

Net income (loss) from non-controlling interest	-	1	-	(14,194)
Net income (loss) attributable to MetaWorks Platforms, Inc.	$(2,031,196)	$(992,933)	$(2,570,801)	$(1,327,722)

Earnings (loss) per common share – basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	118,164,880	97,390,945	115,758,902	89,713,436

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Operating activities
Net loss for the period	$(2,570,801)	$(1,341,916)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	73,339	124,721
Stock-based compensation and forfeitures, related party	186,473	524,683
Derivative liability	-	-
Loan payable non-cash expenses – legal, discount, & interest	26,419	-
Asset write off	1,554,250	-
Changes in operating assets and liabilities
Accounts receivable	70,112	(83,551)
Prepaid expenses	-	15,200
Accounts payable and accrued expenses	624,233	(177,472)
Accounts payable and accrued expenses, related party	(396,347)	236,653
Accrued interest on convertible notes payable	2,055
Accrued interest on notes receviable	-	(73,455)
Net cash used in operating activities	(430,267)	(775,137)

Financing activities
Proceeds from share issuance	50,000	703,400
Proceeds from issuance of convertible note	375,000	-
Proceeds from issuance of note payable	75,000	75,000
Payments made on notes payable	(71,502)	(29,942)
Proceeds from repayment on note receivable	-
Net cash provided by financing activities	428,498	748,458

Net changes in cash and equivalents	(1,769)	(26,679)

Cash and equivalents at beginning of the period	3,076	34,941

Cash and equivalents at end of the period	$1,307	$8,262

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Cash paid in interest	$25,815	$21,389
Cash paid for income taxes	$-	$-
Non-cash share issue costs	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation	$73,339	$124,721
Stock-based compensation and forfeitures, related party	$186,473	$524,683
Conversion of convertible debt	$70,000	$-
Accounts payable settled against amounts owed from the acquisition of EnderbyWorks	$-	$190,147
Non-controlling interest in EnderbyWorks acquired for no cash consideration	$-	$763,032
Notes receivable due from acquisition of EnderbyWorks	$-	$1,828,000

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Controlling interest	Total
Balance, December 31, 2022	78,145,066	78,145	42,264,139	(41,428,167)	(881,720)	32,397

Stock-based compensation and forfeitures	-	-	183,153	-	-	183,153
Stock-based compensation, related party	-	-	494,679	-	-	494,679
Share issuance for services – software development	7,000,000	7,000	693,000	-	-	700,000
Share issuance for services	5,220,000	5,220	398,780	-	-	404,000
Shares issuances for services – related party	225,000	225	11,025	-	-	11,250
Private placements for cash	18,057,143	18,057	892,342	-		910,399
Shares issued for compensation – related party	160,714	161	11,089	-	-	11,250
Acquisition of non-controlling interest of EnderbyWorks	-	-	1,283,880	-	734,637	2,018,517
Allocation of net loss to non-controlling interest of Moto Club	-	-	-	14,175	(14,175)	-
Net income (loss) for the year	-	-	-	(5,664,278)	-	(5,664,278)
Balance, December 31, 2023	108,807,923	108,808	46,232,087	(47,078,270)	(161,258)	(898,633)

Stock-based compensation	-	-	45,890	-	-	45,890
Stock-based compensation, related party	-	-	183,237	-	-	183,237
Shares issued for cash – private placement	2,500,000	2,500	47,500			50,000
Shares issuances for services - marking	4,600,000	4,600	179,400	-	-	184,000
Shares issuances for services, related party	920,000	920	17,480	-	-	18,400
Shares issued on conversion of loan payable	625,000	625	24,375	-	-	25,000
Net income (loss) for the period	-	-	-	(539,605)	-	(539,605)
Balance March 31, 2024	117,452,923	117,453	46,729,969	(47,617,875)	(161,258)	(931,711)

Stock-based compensation	-	-	27,449	-	-	27,449
Stock-based compensation, related party	-	-	3,236	-	-	3,236
Share issuance on conversion of note	5,342,220	5,342	39,658	-	-	45,000
Net income (loss) for the period	-	-	-	(2,031,196)	-	(2,031,196)
Balance June 30, 2024	122,795,143	122,795	46,800,312	(49,649,071)	(161,258)	(2,887,222)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MetaWorks Platforms, Inc.

Notes to Unaudited Condensed Interim Consolidated Financial Statements

As of June 30, 2024 and for the six months ended June 30, 2024 and 2023

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

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $49,649,071 and $47,078,270 as of June 30, 2024 and December 31, 2023, respectively. Further losses are anticipated as the Company’s peruses new service business opportunities, this raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations, when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and proceeds from the issuance of its stock.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States if America of (“US. GAAP”) as found in the Accounting Standards Codification (“ASC”), and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and are expressed in US Dollars, unless otherwise noted. The unaudited condensed interim consolidated financial statements should be read in conjunction with the notes contained herein as part of the Company’s Quarterly Report in its Form 10-Q filing under the Securities Exchange Commission.

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

The most significant estimates made by management in the preparation of the financial statements relate to the estimates used to calculate the fair value of certain liabilities, the derivative liability, the present value of notes payable and notes receivable, the valuation of the investments and any impairment and the net book value of long-lived assets. Management bases its estimates on historical experience and on other various assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from such estimates under different assumptions and conditions.

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

With respect to legal matters, provisions are reviewed, and financial information is adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of June 30, 2024, and December 31, 2023, the Company was not a party to any litigation.

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at June 30, 2024 or December 31, 2023, and have not recognized interest and/or penalties in the consolidated statement of operations for the period ended June 30, 2024 or year ended December 31, 2023.

We are subject to taxation in the U.S. and the state of California. The Company’s tax returns for tax years from 2021 to recent filings remain subject to potential examination by the tax authorities.

Accounts Receivable

The collectability of accounts receivable is determined by the Company’s legal obligation to receive payment by the customer, as well as the ability of the customer to pay its debts. The carrying amount of accounts receivable represents the maximum credit exposure of this balance.

Accounts receivable balances relate to the consulting services business and are reported at their net realizable value. From management’s best estimate, there is no allowance for doubtful accounts at June 30, 2024, and December 31, 2023. Management individually reviews accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that may not be collected and would directly write off these balances. Management considers several factors, including the age of the receivables, current economic conditions and other information management obtains regarding the financial condition of customers. The policy for determining the past due status is based on the contractual payment terms of each customer. If conditions are identified that pose significant risk of non-collections the determination to directly write off uncollectible receivables is made.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Earnings per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted EPS on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all diluted potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants or stock options (Note 12 and Note 14 respectively). Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

At June 30, 2024 the Company had convertible debt outstanding, warrants exercisable to 6,466,071 shares of common stock and stock options exercisable to 29,713,331 shares of common stock. At December 31, 2023 the Company had convertible debt outstanding, warrants exercisable to 10,279,664 shares of common stock and stock options exercisable to 24,213,334 shares of common stock. For both periods the effect of exercisable options and warrants is anti-dilutive and they have been excluded from dilutive EPS.

Stock-Based Compensation

The Company has adopted FASB guidance on stock-based compensation. Under ASC 718-10-30-2 “Stock Compensation”, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. The fair value of the options is calculated using the Black Scholes valuation model (Note 14).

The Company has issued stock options to employees and non-employees. Stock options granted to non-employees for services or performance not yet rendered would be expensed over the service period or until the goals had been reached. Stock options granted to employees are expensed over the vesting period of the options. The fair value of stock options are determined on the grant date.

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

Fair Value of Financial Instruments

The fair value is an exit price representing the amount that would be received to sell an asset or required to transfer a liability in an orderly transaction between market participants. As such, the fair value of a financial instrument is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or a liability.

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

When determining fair value, whenever possible, the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As at June 30, 2024 and December 31, 2023, the Company did not have any level 1 or 2 financial instruments. At June 30, 2024 and December 31, 2023 the Company’s level 3 financial instruments were derivative liabilities for warrants issued and outstanding that were not indexed to the Company’s stock, notes payable and notes receivable valued at their present values and equity investments in other entities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at June 30, 2024.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)

Assets
Note Recevable	-	-	-
Liabilities
Notes Payable	-	-	$256,164
Convertible note payable	-	-	$1,231,305

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at December 31, 2023.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)
Assets
Note Recevable	-	-	-
Liabilities
Notes Payable	-	-	$271,247
Convertible note payable	-	-	$879,250

Derivative Liabilities

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the consolidated balance sheet. In accordance with ASC 815-40, Derivatives and Hedging, the Company classifies a warrant as equity if it is indexed to the Company’s equity and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity in general when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations. As of June 30, 2024 and December 31, 2023, the Company had warrants that were classified as liabilities and warrants that were classified as equity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Some of the warrants issued by the Company have strike prices denominated in Canadian dollars (“CAD”). The Company’s functional currency is USD. Therefore, in accordance with ASC 815 and EITF Issue No. 07-5, when the strike price of warrants is denominated in a currency other than an entity’s functional currency, the warrants would not be considered indexed to the entity’s own stock and would consequently be evaluated for a derivative liability under the conditions that the strike price is indexed to a foreign currency. The derivative liability associated with these warrants was valued on the date of issuance and is revalued at each reporting period. Due to the stock price on the report date, the derivative liability was valued at zero on June 30, 2024 and December 31, 2023

Digital assets

The Company applies accounting for digital assets in accordance with the AICPA Practice Aid “Accounting for and Auditing of Digital Assets”, the guide is dated as of June 30, 2022, and the SEC issued Staff Accounting Bulletin No. 121, which is effective for periods after June 15, 2022, which are the current nonauthoritative guidance for accounting for digital assets under U.S. generally accepted accounting principles (GAAP). The AICPA Practice Aid is non-authoritative guidance that represents the views of the Digital Assets Working Group and AICPA staff. There is currently no official pronouncement or authoritative guidance on accounting for digital assets and digital asset transactions. Accordingly digital assets that lack physical substance meet the definition of intangible assets and would generally be accounted for under FASB ASC 350, Intangibles, Goodwill and Other. The Company holds no digital assets at June 30, 2024 and December 31, 2023. Though its business is in the development of digital asset platforms and the creation of non-fungible tokens, digital assets are not regularly used to conduct transactions or held during the year.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Consulting Services

Consulting Service revenue is derived from providing professional knowledge and skills for creation of digital assets platforms and advisory services to third-party customers. The contract and performance obligations are created based on the needs of the customer and the abilities of the Company to provide the required services. The allocation of the transaction price to the individual performance obligations in the contract may be specified by task or by phase depending on the work being done. Revenue is recognized upon completion of the performance obligations. Revenues from ongoing services are recognized ratably over the related period. Revenue is recognized for the creation of software and web-based platforms upon completion and delivery. There are various tasks associated with providing this service for which customers are charged, nevertheless, no single task has a standalone fair value and each task is only valuable to the customer when the project’s objective is accomplished. Therefore, consulting services are considered a single revenue stream requiring all related tasks to accomplish a specified customer objective.

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

Disaggregated Revenue Disclosure

Principally all customers are located in the USA. During the six moths ended June 30, 2024, the Company generated no revenues.

Recent Accounting Pronouncements

ASU 2022-01 “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method”. Effective for public companies for fiscal years beginning after 15 December 2022, including interim periods within those fiscal years. ASU 2021-08. “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. “Effective for public companies for fiscal years beginning after 15 December 2022, including interim periods within those fiscal years. ASU 2023-04. “Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121”. Effective upon the issuance date, July 14, 2023. Management has not yet evaluated the impact that the adoption of these pronouncements will have on the Company’s consolidated financial statement presentation or disclosures. The Company periodically reviews new accounting standards that are issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any new standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that adoption of this accounting standard will have on its financial disclosures. The Company plans to adopt the guidance int the fiscal year December 31st 2024 and interim period beginning after December 31st 2024.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

3. CONCENTRATION AND CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist of cash. Cash is maintained with a major financial institution in the USA that is creditworthy. The Company maintains cash in bank accounts insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC). At June 30, 2024 and on December 31, 2023, no cash balances were in excess of federally insured limits.

During the period ended June 30, 2024, the Company generated no revenues, and there are no significant customers. During the period ended June 30, 2023 one customer made up 10% or more of total revenue. Their balance amounted to $220,000 for consulting services. During the period ended June 30, 2024, one customers individually made up 10% or more of total accounts receivable, their balance amounted to $45,000. During the year ended December 31, 2023, two customers individually made up 10% or more of total accounts receivable, their balances amounted to $115,000.

4. ACCOUNTS RECEIVABLE

As at June 30, 2024, the Company had accounts receivables of $45,000 compared to $115,112 as at December 31, 2023. Receivables consist of revenues generated by consulting services and NFT sales.

5. PREPAID EXPENSES

On June 30, 2024 and year ended December 31, 2023, prepaid expenses were comprised of:

	June 30, 2024	December 31, 2023
Prepaid expenses - deposit	$9,696	$9,696
	$9,696	$9,696

Prepaid expenses consist of a 50% upfront payment, to a single vendor, for services to be rendered during 2024. Prepaid project costs are funds advanced for the development of a prototype.

6. NOTES RECEIVABLE – RELATED PARTY

	June 30, 2024	December 31, 2023
Interest receivable, related party – current portion	223,855	223,992
Allowance for doubtful accounts, related party	(223,855)	(223,992)
Interest receivable, related party – net	-	-

Notes receivable, related party – current portion	850,000	1,250,000
Allowance for doubtful accounts, related party	(850,000)	(1,250,000)
Notes receivable, related party – net	-	-

Notes receivable – current portion	2,017,612	1,944,592
Allowance for doubtful accounts	(2,017,612)	(1,944,592)
Notes receivable – net	-	-

On May 5, 2021, the Company loaned $400,000 to Fogdog Energy Solutions Inc. (“Fogdog”), as a related party pursuant to convertible promissory note. The note bears interest at a rate of 4% per annum. The note was not repaid nor converted by the Company as at the reporting date and on May 5, 2022 the note was amended making the maturity date December 31, 2024. Under certain conditions as outlined in the promissory note, the Company may convert the outstanding loan into Fogdog’s common stock. On March 22, 2024, the Company elected to convert the $400,000 promissory note along with $46,071 in accrued interest and now the Company holds 11% equity stake in Fogdog.

The allowance for doubtful accounts for the notes receivable converted in the quarter ended June 30, 2024 was recovered resulting in a gain of $446,071. The investment was booked at cost and its full cost was impaired, incurring an impairment loss of $446,071.

On August 20, 2021, the Company loaned an additional $850,000 to Fogdog pursuant to convertible promissory note. The note bears interest at a rate of 10% per annum. On August 20, 2022 the note was amended making the maturity date December 31, 2028. The note may not be prepaid without the written consent of the Company. Accrued interest for both Fogdog note receivables total $223,855 and $223,992 on June 30, 2024 and December 31, 2023, respectively. Our Chief Financial Officer, Secretary and Treasurer, Swapan Kakumanu, is a director, chief financial officer and a shareholder of Fogdog.

On April 10, 2024, the Company and Fogdog agreed to an extension of terms on the $850,000 note amended maturity date of December 31, 2029.

There have been several extensions of the maturity dates of these notes from their issuance and we have deemed them potentially non collectible. In 2023 an allowance for potential non collections was allocated to these notes resulting in net realizable value of zero and an impairment loss of $1,073,992 - $400,000 was recovered. There could be a collection on these notes in the near future due to advancements in Fogdog’s business.

On March 15, 2023, the Company signed an agreement with its partner in the jointly-owned subsidiary EnderbyWorks to become the 100% owner of the entity. Enderby Entertainment exchanged their 49% interest in EnderbyWorks to the corporation for forgiveness of outstanding payables amounting to $190,147 and the assumption of secured promissory note of $1,828,000 due to the Company by Enterby Entertainment Inc. This note receivable has an annual interest rate of 8% due and payable on July 6, 2024. There is also a royalty clause on the existing assets that EnderbyWorks will pay Enderby Entertainment 50% of the first $6,000,000 in net revenue, if revenue is earned by EnderbyWorks in the future. The note is deemed potentially non collectible. In 2023 an allowance for potential non collections was allocated to the note resulting in a net realizable value of zero and an impairment loss of $2,017,612 was incurred.

7. INTANGIBLE ASSET

On July 7, 2023, MetaWorks acquired software from Utopia, a notable customized software provider in the industry. Software included a Web3 business metaverse platform, Chat GPT-powered AI avatar technology, and a domain portfolio, including UtopiaVR.com. The intended use of this software was to generate subscription-based fees for education and investor relations industries. This acquisition also includes a patent-pending IP technology for metaverse haptics, which was to held for potential development and licensing opportunities. The consideration paid for the acquisition of the assets included: (i) the issuance of 7,000,000 shares of common stock of the Company; (ii) the issuance of a convertible promissory note in the principal amount of $700,000, which matures on July 5, 2024 and is convertible into shares six (6) months after the date of issuance at a conversion price of $0.10 per share; and (iii) the issuance of a convertible promissory note in the principal amount of $154,250, which matures on July 5, 2024, and is convertible into shares six (6) months after the date of issuance at a conversion price of $0.10 per share. The net book value of the software on December 31, 2023 was $1,554,250. During the three months ended June 30, 2024 the software was not placed into service, and management believes future net cash flows from revenue generation is uncertain, due to a revised projection of costs to maintain and update it in comparison to projected cash flows from revenue. The asset was therefore fully impaired. On June 30, 2024 no intangible asset is reported.

8. NOTES PAYABLE

On June 14, 2022, the Company issued a promissory note payable for $117,000 (“Note A”). The promissory note is unsecured, payable on demand, and was set to mature on August 13, 2022. The promissory note bore interest at a rate per annum equal to the Bank of Canada’s Prime rate. On August 9, 2022, a promissory note extension was signed, extending the maturity date of the note payable to February 14, 2023. On January 31, 2023, the Company signed an amendment to extend the maturity date of the loan from February 14, 2023 to February 14, 2024 at an interest rate equal to the Bank of Canada’s Prime rate plus 3%. Accrued interest of $12,741 and $2,289 was outstanding as at December 31, 2023 and December 31, 2022, respectively. Balance owed at June 30, 2024 is $134,525.

On November 8, 2022, the Company entered into a promissory note agreement (“Note B”) to raise $116,760. The Note B has a discount of $12,510 and fees of $4,250, resulting in net proceeds of $100,000. The Note is unsecured, has a one-time interest charge of $14,011, and matured on November 8, 2023. Note B’s total of $130,771 (including principal, interest, and fees) will be repaid in ten payments, each in the amount of $13,077 with the first payment made on December 30, 2022, and nine subsequent payments each month thereafter with a five-day grace period with respect to each payment. On June 30, 2024 and December 31, 2023, the principal owed were $0 and $10,637, respectively. Accrued interest at June 30, 2024 and December 31, 2023 were $0 and $1,289, respectively.

On April 19, 2023, the Company entered into a promissory note agreement (“Note C”) with one subscriber to raise a net amount of $75,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $88,760, plus a one-time interest charge of 13% ($11,538), which accrues on the issuance of the promissory note, is unsecured and matured on April 19, 2024. We also agreed to an original issuance discount of $9,510. The total amount of the promissory note of $100,298 (including principal, interest and fees) will be repaid in ten payments each in the amount of $10,030, the first payment is due on May 30, 2023, with nine subsequent payments each month thereafter. There is a five-day grace period with respect to each payment. Principal and interest owed at June 30, 2024 and December 31, 2023 was $0 and $26,188, respectively.

On September 5, 2023, the Company entered into a promissory note agreement (“Note D”) that was dated September 5, 2023 with one subscriber (the “Holder”) to raise a net amount of US$104,250, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the Holder (the “Promissory Note”). The principal of the Promissory Note is $119,887.50, plus a one-time interest charge of 11% ($13,187), which accrues on issuance of the Promissory Note. It is unsecured and matures on July 15, 2024. We also agreed to an original issuance discount of $15,637. The total amount of the Promissory Note of $133,074 (including principal and interest) will be repaid in ten payments each in the amount of $13,307, the first payment due on October 15, 2023, with nine subsequent payments each month thereafter. There is a five day grace period with respect to each payment. In the event of a default, the Promissory Note is convertible into shares of our common stock. In a default situation the Holder will have the right to convert all or any part of the outstanding and unpaid amount of the Promissory Note into shares of our common stock at a conversion price that is equal to the lowest trading price for the shares of common stock during the 25 trading days prior to the conversion date. Upon the occurrence and during the continuation of any event of default, the Promissory Note will immediately become immediately and payable and, if we wish to repay the Promissory Note in cash, we must pay an amount equal to 200% of the then outstanding principal amount of the Promissory Note plus accrued and unpaid interest on the unpaid principal amount of the Promissory Note plus any default interest, if any. On June 30, 2024 and December 31, 2023, the principal and interest owed was $30,145 and $95,750, respectively.

8. NOTES PAYABLE (CONT’D)

On December 5, 2023, the Company entered into a promissory note agreement with one subscriber (the “Holder”) to raise a net amount of $45,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the Holder (the “Promissory Note”). The Promissory Note is in the amount of $52,500, plus a one-time interest charge of 10% ($3,697), which accrues on issuance of the Promissory Note, is unsecured and matures on September 15, 2024. We also agreed to an original issuance discount of $2,500. The maturity is September 15, 2024. There is a five day grace period on this payment. In the event of a default, the Promissory Note is convertible into shares of our common stock. In a default situation the Holder will have the right to convert all or any part of the outstanding and unpaid amount of the Promissory Note into shares of our common stock at a conversion price that is Variable Conversion Price (as defined herein) subject to equitable adjustment by the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTC, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. We issued the Promissory Note and intend to issue shares of our common stock upon conversion of the Promissory Note to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and in issuing these securities, we relied or will rely on the exemptions from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 promulgated under the Securities Act of 1933. During June 2024 the company converted debt of $45,000 into 5,342,22 shares of common stock (See Note 13). The amount owed on June 30, 2024 and December 31, 2023 is $7,500 & 52,500 respectively.

On April 28, 2023, the company received a $25,000 from Elek Istvan. There is no fixed terms of repayment and is not accruing interest. The balance at December 31, 2023 was $25,000. On March 1, 2024 we converted the $25,000 debt into 625,000 shares of our common stock at a value of $.04 per share resulting in nil balance owed at June 30, 2024.

On July 5, 2023, MetaWorks acquired software, including a Web3 business metaverse platform, Chat GPT-powered AI avatar technology, and domain portfolio, including UtopiaVR.com. This acquisition also includes a patent-pending IP technology relating to metaverse haptics that will hold potential for future development and licensing opportunities. Consideration for the acquisition of the assets included: (i) the issuance of 7,000,000 shares of common stock of the Company (each, a “Share”); (ii) the issuance of a convertible promissory note in the principal amount of $700,000, which matures on July 5, 2024 and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of $0.10 per Share; and (iii) the issuance of a convertible promissory note in the principal amount of $154,250, which matures on July 5, 2024, and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of $0.10 per Share. On June 30, 2024 and December 31, 2023 the balance owed to the software developer was $854,000. These notes are non-interest bearing.

On March 4, 2024, the Company closed on a promissory note and entered into a promissory note agreement that was dated March 1, 2024 with one subscriber (the “Holder”) to raise a net amount of $75,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the Holder (the “Promissory Note”). The Promissory Note is in the amount of $80,000, plus a one-time interest charge of 15% ($14,400), which accrues on issuance of the Promissory Note, is unsecured and matures on December 30, 2024. We also agreed to an original issuance discount of $16,000. The total amount of the Promissory Note of $110,400 (including principal and interest) will be repaid in one(1) balloon payment of $55,200 due August 30, 2024. After the balloon payment, five (5) payments each of US$13,800, the first payment due on September 30, 2024, with subsequent payments each month thereafter. There is a five-day grace period with respect to each payment. The balance on June 30, 2024 was $101,713 ($96,000 + accrued interest of $5,713.

On June 11th, 2024, the Company entered into a Convertible Loan Agreement (the “Convertible Loan Agreement”) for a total of $375,000 dollars. Pursuant to the terms and subject to the conditions of the convertible loan agreement issued to the holder. The Convertible Loan Agreement is in the amount of $375,000 and carries an interest rate of 10%. The Loan is due in one year and matures on June 11th, 2025. In the event of a default, the Convertible Loan Agreement is convertible into shares of our common stock at a price of $0.025, any outstanding loan amount at the time of default will increase by 30%. In a default situation the holder will have the right to convert all or any part of the outstanding and unpaid amount of the Convertible Loan Agreement into shares of our common stock at $0.025 per share. Upon the occurrence and during the continuation of any event of default, the Convertible Loan Agreement will become immediately due and payable and, if we wish to repay the Convertible Loan Agreement in cash, we must pay an amount equal to 130% of the then outstanding principal amount of the Convertible Loan Agreement plus accrued and unpaid interest on the unpaid principal amount of the Convertible Loan Agreement plus any default interest, if any. The amount owed at June 30, 2024 is $375,000. Accrued interest on this convertible loan is $2,055 on June 30, 2024, and balance of $0 on December 31, 2023

9. DEFERRED REVENUE

Prior to June 30, 2024, the Company received $77,700 cash from customers as deposits for work to be performed. As of June 30, 2023, the products had not been delivered to the customers, therefore the deposits have been recorded as deferred revenue. Deferred revenue was $77,700 on June 30, 2024 and December 31, 2023.

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

11. RELATED PARTY TRANSACTIONS

On January 22, 2018, the Company appointed James Geiskopf as Lead Director. As of June 30, 2024 and December 31, 2023, the Company had accounts payable and accrued expenses owing to this related party of $62,244 and $102,744, respectively.

On April 1, 2021, the Company appointed Cameron Chell as Executive Chairman. As of June 30, 2024 and December 31, 2023, the Company had accounts payable and accrued expenses owed to this related party of $101,432 and $143,067, respectively.

On August 1, 2022, the Company appointed Scott Gallagher as President. As of June 30, 2024 and December 31, 2023, the Company had accounts payable and accrued expenses owing to this related party of $9,139 and $24,106.

On October 9, 2017, the Company signed an agreement with a company owned by Swapan Kakumanu to provide accounting services. As of June 30, 2024 and December 31, 2023, the Company had accounts payable and accrued expenses oweinf to this related party of $69,188 and $141,688. As of December 31, 2023, there was also a loan payable owed to the Company by this party in the amount of $8,500, which is due on demand and non interest bearing. At June 30, 2024 no loan balance was owed to this related party.

On May 5, 2021, the Company loaned Fogdog $400,000 of which our CFO is a director, chief financial officer and shareholder (Note 6). Effective as of August 20, 2021, we loaned an additional $850,000 to Fogdog pursuant to convertible promissory note (Note 6). An allocation for non-collections was applied to this debt in 2023 resulting in a reported net realizable value of zero. During the six months ended June 30, 2024 this debt was converted to 11% equity in Fogdog and the investment was impaired to zero.

12. WARRANTS

The Company granted zero and 10,128,571 common stock warrants, during the period ended June 30, 2024 and year ended December 31, 2023, respectively. During the period ended June 30, 2024 warrant holders did not exercise any warrants and 3,813,593 warrants expired. During 2023 warrant holders did not exercise any warrants, and 19,656,521 warrants expired. The weighted average exercise price of warrants outstanding on June 30, 2024, is $0.7793, and the weighted average remaining contractual life is 1.58 years. The weighted average exercise price of warrants outstanding on December 31, 2023, was $0.5569, and the weighted average remaining contractual life is 1.36 years.

Since the expected life of the warrants was greater than the Company’s historical stock information available, the Company determined the expected volatility based on price fluctuations of comparable public companies.

The following table summarizes changes in warrants outstanding in each year:

	June 30, 2024	December 31, 2023
Outstanding at beginning of year	10,279,664	19,807,614
Issuances	-	10,128,571
Expirations	(3,813,593)	(19,656,521)
Outstanding at end of year	6,466,071	10,279,664
Weighted Average Price	$0.7793	$0.5569

13. SHARE CAPITAL

On February 10, 2023, the Company completed a private placement for 6,500,000 shares at a price of $0.05 per share for total gross proceeds of $325,000.

On March 7, 2023, the Company issued 1,000,000 common shares for services rendered to the Company. The common shares were issued at a price of $0.10 per share, for a total value of $100,000.

On March 30, 2023, the Company completed a private placement for 8,600,000 shares at a price of $0.04 per share for total gross proceeds of $378,400.

On April 4, 2023, the Company issued 725,000 shares of our common stock at a deemed price of $0.05 per share for services rendered to the Company in the amount of $36,250. We issued 500,000 of these shares to GSD Group, LLC, whose CEO is Shelly Murphy, a director of the Company and 225,000 of these shares to Scott Gallagher, the president of the Company.

On April 25, 2023, the Company issued 3,720,000 common shares to vendors for services rendered to the Company. There were 2,000,000 common shares issued at a price of $0.05 and 1,720,000 common shares were issued at a price of $0.075 per share, for a total value of $279,000.

On July 5, 2023, the Company issued 7,000,000 common shares for software purchased by the Company. There were 7,000,000 common shares issued at a price of $0.10 for a total value of $700,000.

On July 28, 2023, the Company completed private placements for 2,957,143 common shares at a price of $0.07 for total gross proceeds of $207,000.

On August 16, 2023, the Company issued 160,714 shares of common stock of the Company at a deemed price of $0.07 USD per share as compensation for services in the amount of $11,250. We issued these shares to Scott Gallagher, the president of our company.

On January 6, 2024, the Company issued 920,000 shares of common stock of the Company at a deemed price of $0.02 per share in settlement of amounts owed for services totaling $18,400. We issued these shares to Scott Gallagher, the president of our company.

On March 1, 2024, the Company issued 2,500,000 shares of common stock of the Company at a price of $0.02 per share for aggregate gross proceeds of $50,000. The purchaser is one individual investor.

On March 1, 2024 the Company converted $25,000 of debt into 625,000 shares of our common stock at a value of $.04 per share.

On March 1, 2024 the Company issued 4,600,000 shares of our common stock in payment for a one-year production and media broadcast agreement.

On June 7, 2024 the company converted $15,000 of debt into 1,499,400 shares of our common stock at a value of $.01 per share.

On June 20, 2024 the Company converted $15,000 of debt into 1,704,545 shares of our common stock at a value of $.009 per share.

On June 27, 2024 the Company converted $15,000 of debt into 2,138,275 shares of our common stock at a value of $.007015 per share.

14. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that our board of directors may grant options to acquire common shares of the Company at not less than 100% of the greater of: (i) the fair market value of the shares underlying the options on the grant date and (ii) the fair market value of the shares underlying the options on the date preceding the grant date at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. At June 30, 2023, the maximum number of options available for grant was increased to 28,300,000 shares. On December 31, 2023, there were 24,213,334 stock options issued and outstanding. On June 30, 2024, there were 4,086,666 unused stock options.

The Company has also granted stock options to non-employees. These stock options were granted to consultants who have provided their services for cash compensation below cost, with the stock options providing additional compensation in lieu of cash.

On August 26, 2022, the Company granted a total of 8,300,000 stock options to officers and directors of the Company. The stock options are exercisable at the exercise price of $0.09 per share for a period of ten years from the date of grant. The stock options have a fair value of $0.078 and are exercisable as follows:

(i)	1/2 the date of the grant; and
(ii)	1/2 on the first anniversary date;

On August 26, 2022, the Company granted a total of 1,000,000 stock options to an officer of the Company. The stock options are exercisable at the exercise price of $0.09 per share for a period of ten years from the date of grant. The stock options have a fair value of $0.078 and are exercisable as follows:

(i)	1/3 the date of the grant;
(ii)	1/3 on the first anniversary date; and
(iii)	1/3 on the second anniversary date.

On February 22, 2023, the Company granted a total of 750,000 stock options to an officer of the Company. The stock options are exercisable at the exercise price of $0.11 per share for a period of ten years from the date of grant. The stock options have a fair value of $0.09 and are exercisable as follows:

(i)	1/3 the first anniversary date of the grant;
(ii)	1/3 on the second anniversary date; and
(iii)	1/3 on the third anniversary date.

14. STOCK-BASED COMPENSATION (CONT’D)

Stock-based compensation expense recognized for the period ended June 30, 2023, and years ended December 31, 2023 were $(160,018) and $1,855,761, respectively. Stock options granted are valued at fair value calculation based off the Black-Scholes valuation model.

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

On January 6, 2024, the Company granted a total of 9,000,000 stock options to directors, officers and consultants of the Company. The stock options are exercisable at the exercise price of $0.02 per share for a period of ten years from the date of grant. The stock options have a fair value of $0.01. The options vested immediately upon issuance.

Stock-based compensation expense recognized for the period ended June 30, 2024 and year ended December 31, 2023, were $259,812 and $677,833, respectively. Stock options granted are valued at fair value based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Period ended June 30, 2024	Year ended December 31, 2023
Share price	$0.02	$0.09
Exercise price	$0.02	$0.09
Time to maturity (years)	10	10
Risk-free interest rate	4.05%	3.3%
Expected volatility	418.09%	86.4%
Dividend per share	$0.00	$0.00
Forfeiture rate	-	-

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2023	21,538,679	0.12	0.14	8.30
Granted	9,000,000	0.02	0.02	10.0
Cancelled	-	-	-	-
Options outstanding, June 30, 2024	30,538,679	0.10	0.10	8.35
Options exercisable, June 30, 2024	29,712,331	0.09	0.09	8.30

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

15. INCOME TAXES

For the period ended June 30, 2024 and year ended December 31 2023, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of June 30, 2024 and December 31, 2023, the Company had net operating loss carry forwards of approximately $5,698,709 and $4,941,970, respectively. The carry forwards expire through the year 2042. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, which reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. We used 21% as an effective federal rate, and 1.5% as an effective state rate. Tax computations are as follows:

	For the period ended June 30, 2024	For the year ended December 31, 2023
Net operating loss before taxes	$(2,570,801)	$(5,650,103)
Adj to reconcile to taxable loss	1,814,062	-
Taxable loss	(736,739)	-
Federal income tax rate	21%	21%
State Tax Rate	1.5%
Tax expense (benefit) at the statutory rate – federal	(158,915)	(1,186,522)
Tax expense (benefit) at the statutory rate – state	(41,621)
Non-deductible items
Tax effect of stock-based compensation (non-qualifying options)	-	142,345
Change in Derivatives	-	-
Change in valuation allowance	200,536	1,044,177
Total	$-	$-

15. INCOME TAXES (CONT’D)

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities. The tax effect of significant components of the Company’s deferred tax assets at June 30, 2024 and December 31, 2023, respectively, are as follows:

	2024	2023
Deferred tax asset:
Net operating loss carryforwards	$5,698,709	$4,941,970
Total gross deferred tax assets	5,698,709	4,941,970
Less: Deferred tax asset valuation allowance	(5,698,709)	(4,941,970)
Total net deferred tax assets	$-	$-

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

16. NON-CONTROLLING INTEREST

On March 15, 2023, the Company signed an agreement with its partner in the jointly owned subsidiary EnderbyWorks, LLC to become the 100% owner of this entity. The agreement includes a secured promissory note receivable due to the Company by Enderby Entertainment in the amount of $1,828,000. The note receivable has an annual interest rate of 8% and is due on July 6, 2024. There is also a royalty clause on the existing assets that EnderbyWorks will pay the former partner 50% of the first $6,000,000 in net revenue, if revenues are generated in the future. The acquisition of the non-controlling interest in Enderby Works was received for no cash consideration and only the exchange of a note receivable due to the Company and a contingent royalty obligation owed to Enderby Entertainment by Enderby Works should it generate revenues in the future.

The reported non-controlling interest represents that in MC the Company holds 80% interest in this business which was acquired on June 22, 2021.

The following table sets forth a summary of the changes in non-controlling interest:

	June 30, 2024	December 31, 2023
Non-controlling interest beginning of the period	$(161,258)	(881,720)
Issuance of shares by EnderbyWorks, LLC	-	-
Net income (loss)	-	(14,195)
Acquisition	-	734,637
Non-controlling interest end of period	$(161,258)	(161,258)

17. SUBSEQUENT EVENTS

On July 2nd, 2024, the Company closed on a convertible promissory note (the “Promissory Note”) and entered into a securities purchase agreement dated July 1st, 2024 with one subscriber (the “Holder”) to raise a net amount of $90,000, pursuant to the terms and subject to the conditions of the convertible promissory note issued to the Holder (the “Promissory Note”). The Promissory Note is in the amount of $115,200, is unsecured and matures on May 15, 2025 (the “Maturity Date”). We also agreed to an original issuance discount of $19,200. The Promissory Note bears interest at the rate of 10% per annum on the unpaid principal balance from July 1st, 2024 until the Maturity Date. Any amount of principal or interest on the Promissory Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the same is paid. The Promissory Note is convertible into shares of common stock of the Company only in the event of a default, upon the terms and subject to the limitations and conditions set forth in the Promissory Note. Upon the occurrence and during the continuation of any event of default, the Promissory Note will immediately become immediately and payable on the conditions as set forth in the Promissory Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”) and in other filings with the Securities and Exchange Commission.

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

Waste-to-Energy Technology

MetaWorks has since 2021, been developing a waste-to-energy conversion technology and business through its relationship with Fogdog Energy Solutions, Inc, a privately held company controlled by its CFO Mr. Swapan Kakamanu. MetaWorks owns an 11% equity stake in Fog Dog Energy Solutions, Inc. and currently has an $850,000 outstanding investment in Fogdog Energy. MetaWorks management feels that the Fogdog technology is ready for commercialization by Q4 of 2024 and into 2025 and is working to begin the implementation of the technology-based business. MetaWorks mission in this area is to play an important role in the conversion of plastic waste-to-energy and aid in the solving of this massive problem in an efficient and profitable manner.

Technology Integration Business

MetaWorks also focuses on developing technology-based solutions for itself and for customers that leverage the concept of decentralization and technologies such as Web3 and AI to improve future operations as these new technologies mature and become more important. MetaWorks anticipates that it will enable companies to focus on their core competencies while providing the necessary resources and expertise to execute a strategy that will enable companies to integrate these new Web3 and AI technologies into their business models and operations. MetaWorks plan is to be compensated on a fee-for-services model, technology licensing model and recurring transactions revenue model.

Results of Operations

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

Revenue

We recognized no revenue for the six months ended June 30, 2024. During the six months ended June 30, 2023 we recognized total revenues of $354,882, with $4,882 coming from the sale of NFTs, $230,000 from consulting services and $120,000 in movie distribution rights.

Operating Expenses

We incurred general and administrative expenses of $967,897 and $1,363,828 for the six months ended June 30, 2024 and 2023, respectively, representing an decrease of $395,931 between the two periods. These expenses consisted primarily of stock-based compensation expenses for issuance of options, consulting fees, pre-licensing fees, professional fees, amortization, and other general and administrative costs. The decrease in general and administrative expenses was mainly due to the reduction in current project work.

Other Income (Expense)

Other income includes zero note interest revenue for the six months ended June 30, 2024 compared to $92,955 note interest revenue. Other expenses were $48,655 and $21,389 for the six months ended June 30, 2024 and 2023, respectively, consisting of interest expense from the loan payable.

Net Loss from Operations

We incurred net losses from operations of $2,570,801 and $1,341,916 for the six months ended June 30, 2024 and 2023, respectively, representing a net change of $1,243,079, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2024	As at December 31, 2023
Current Assets	$56,003	$127,884
Current Liabilities	2,943,225	2,580,767
Working Capital (Deficit)	$(2,887,222)	$(2,452,883)

Current Assets

Current assets were $56,003 as at June 30, 2024 and $127,884 at December 31, 2023. The decrease in current assets is mainly due to the collection of accounts receivable.

Current Liabilities

Current liabilities of $2,943,225 as at June 30, 2024 were attributable to accounts payable, accrued expenses, loans payable and convertible notes payable, compared to $2,580,767 in accounts payable, accrued expenses, loans payable and convertible notes payable as at December 31, 2023.

Cash Flow

	Six months ended June 30, 2024	Six months ended June 30, 2023
Net cash used in operating activities	$(430,267)	$(775,137)
Net cash provided by financing activities	428,498	748,458
Net changes in cash and cash equivalents	$(1,769)	$(26,679)

Operating Activities

Net cash used in operating activities was $430,267 for the six-month period ended June 30, 2024, as compared to net cash used of $775,137 for the six-month period ended June 30, 2023, a decrease of $344,870. The decrease in net cash used in operating activities was primarily due to reduction in operating activities.

Investing Activities

There were no investing activities for the six-month periods ended June 30, 2024 and June 30, 2023.

Financing Activities

Financing activities provided cash of $428,498 for the six months ended June 30, 2024 and $748,458 for the six months ended June 30, 2023, a decrease of $319,960. This decrease is mainly due to less share issuances during the six months ended June 30, 2024.

Cash Requirements

We expect that we will require $1,200,000, including our current working capital, to fund our operating expenditures for the next twelve months. Projected working capital requirements for the next twelve months are as follows:

Estimated Working Capital Expenditures During the Next Twelve Months

General and administrative expenses	$1,200,000
Total	$1,200,000

Our estimated general and administrative expenses for the next 12 months are $1,200,000 and are comprised of consulting fees, accounting services, board of directors and advisory board fees, investor relations consultants, public relations and marketing consultants; legal and professional fees (including auditing fees); for insurance; marketing and advertising expenses; trade shows; travel expenses; office rent and miscellaneous and office expenses.

We will require additional cash resources to meet our planned capital expenditures and working capital requirements for the next 12 months. We expect to derive such cash through the sale of equity or debt securities or by obtaining a credit facility. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in debt service obligations, could cause additional dilution to our stockholders, and could require us to agree to financial covenants that could restrict our operations or modify our plans to source a new business opportunity. Financing may not be available in amounts or on terms acceptable the Company, if at all. Failure to raise additional funds could cause cast doubt on the Company’s ability to continue as a going concern.

Going Concern

Our unaudited condensed interim consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit of $49,649,071 as of June 30, 2024 (December 31, 2023: $47,078,270). Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our principal executive officer, who is our president, and our principal financial officer, who is our chief financial officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company.

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the fiscal year ended December 31, 2023, our disclosure controls and procedures were not effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material pending legal proceedings to which the Company is a party or of which any of our properties is subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A. RISK FACTORS.

As we are a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended June 30, 2024, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

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
Dated: August 19, 2024

