Form 10-K/A
period 2023-12-31
WASTE ENERGY CORP.
filed 2024-12-16
CIK 1515139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission file number: 000-55049

WASTE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-3098487
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

3250 Oakland Hills Court, Fairfield, CA 94534
(Address of principal executive offices and Zip Code)

424.570.9446

(Registrant’s telephone number, including area code)

METAWORKS PLATFORMS, INC.

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

EXPLANATORY NOTE

The financial statements have been restated for a material contingent commitment relating to an unpaid invoice previously written off and a related party relationship, not previously identified or disclosed prior to the original issuance date. Subsequent to December 31, 2023 the Company made pivotal decisions regarding the focus of its business and subsequently impaired an intangible asset. These findings do not result in additional accruals or changes to amounts reported on the financial statements as of December 31, 2023 and 2022 and only pertain to disclosures in the notes to the financial statements. Refer to Notes 8, 12, 13 and 20 for updated disclosures.

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

ITEM 3. LEGAL PROCEEDINGS

On July 31, 2024, LarCo Holdings, LLC (“LarCo”) filed a joint complaint against BIG and MetaWorks in the Superior Court of the State of Arizona, Maricopa County, demanding a total settlement of $1,321,382 of which MetaWorks is to pay $752,500 as a partial settlement of this amount. The claim discloses MetaWorks contingent commitment to settle a portion of this loan if a specific customer invoice is collected. The Company intends to file a motion to dismiss this claim against it, as it has never collected on the specified invoice and the Company’s agreement for partial payment of this loan was solely dependent on collecting this customer balance. Management determined with the advice of legal counsel that it is too early to estimate the outcome of this claim.

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

Other Matters – Restatement

The financial statements have been restated to disclose information discovered subsequent to the original issuance of our report. Our report is dual dated to reflect the original issuance date for all other matters and the reissuance date for matters disclosed in Notes: “3. FINANCIAL STATEMENT RESTATEMENT”, “8. INTANGIBLE ASSET”, “12. COMMITMENTS AND CONTINGENCIES – CONTINGENT COMMITMENTS”,” and “13. RELATED PARTY TRANSACTIONS”, and these related matters in Note “20. SUBSEQUENT EVENTS”.

How We Addressed these Matters in Our Audit:

We examined contracts, legal documents, evaluated management’s response to our inquiry, obtained legal confirmation and management’s representations. We inquired about the likelihood of there being other undisclosed material matters and provided examples of such matters to assist management’s evaluation of the completeness of disclosures. Our examination and management’s replies to our inquiry provided comfort that material matters requiring disclosures are identified and disclosed in the restated financial statements and matters identified have adequate disclosures.

/S/ INTERGRITAT CPA (PCAOB ID 6624)

We have served as the Company’s auditor since 2022.

Boca Raton, Florida

April 10, 2024, except on topics in Note 3, 8, 12, 13 and referred to in Note 20, as to which the date is December 10, 2024

MetaWorks Platforms, Inc.

Consolidated Balance Sheets

(Restated)

	December 31, 2023	December 31, 2022
Assets

Current Assets
Cash and cash equivalents	$3,076	$34,941
Accounts receivable, net	115,112	167,213
Prepaid expenses	9,696	24,896
Interest receivable, related party	223,992	142,493
Allowance for doubtful accounts, related party	(223,992)	-
Notes receivable, related party	1,250,000	655,689
Allowance for doubtful accounts, related party	(1,250,000)	-
Notes receivable	1,944,592	-
Allowance for doubtful accounts	(1,944,592)	-
Total Current Assets	127,884	1,025,232

Long-Term Assets
Intangible asset, net	1,554,250	-
Notes receivable, related party	-	594,311
Investments, related party	-	627
Total Long-Term Assets	1,554,250	594,938

Total Assets	$1,682,134	$1,620,170

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$1,352,570	$1,294,608
Deferred revenue	77,700	77,700
Notes payable, net	271,247	215,465
Convertible notes payable – software acquisition	854,250
Convertible notes payable – other	25,000	-
Total Current Liabilities	2,580,767	1,587,773

Total Liabilities	2,580,767	1,587,773

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 400,000,000 shares authorized; 108,807,923 and 78,145,066 shares issued and outstanding as at December 31, 2023 and 2022, respectively	108,808	78,145
Additional paid-in-capital	46,232,087	42,264,139
Accumulated deficit	(47,078,270)	(41,428,167)
Total MetaWorks Stockholders’ Equity (Deficit)	(737,375)	914,117
Non-controlling Interest	(161,258)	(881,720)
Total Stockholders’ Equity (Deficit)	(898,633)	32,397

Total Liabilities and Stockholders’ Equity (Deficit)	$1,682,134	$1,620,170

The accompanying notes are an integral part of these consolidated financial statements.

MetaWorks Platforms, Inc.

Consolidated Statements of Operations

(Restated)

	Year Ended December 31, 2023	Year Ended December 31, 2022

Revenues
Consulting services	$330,000	$504,750
NFT revenue	5,082	81,023
Movie distribution revenue	80,000	1,250,000
Total revenues	415,082	1,835,773

Operating expenses
General and administrative expenses	2,364,574	4,289,754
Service costs	439,648	1,239,077
Total operating expenses	2,804,222	5,528,831

Net loss from operations	(2,389,140)	(3,693,058)

Other income (expense)
Other income (expense)	-	(7,287)
Interest income - note receivable	397,592	117,721
Interest expense - note payable	(253,473)	(6,601)
Change in fair value of derivative liability	-	440,065)
Loss on impairment of intangible	-	(2,625,000)
Loss on indirect write off – note receivable	(3,418,584)	-
Loss from investment write-off	(673)	(430,005)
Net other income (loss)	(3,275,138)	(2,511,107)

Provision for taxes	-	-

Net loss	$(5,664,278)	$(6,204,165)

Net profit (loss) from non-controlling interest	(14,175)	8,122
Net loss attributable to MetaWorks	$(5,650,103)	$(6,212,287)

Loss per common share – Basic and diluted	$(0.06)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	99,019,277	77,468,853

The accompanying notes are an integral part of these consolidated financial statements.

MetaWorks Platforms, Inc.

Consolidated Statements of Cash Flows

(Restated)

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating activities
Net loss for the year	$(5,664,278)	$(6,204,165)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	183,159	(31,977)
Stock-based compensation, related party	494,679	1,887,737
Shares issued for services (consulting)	404,000	29,997
Shares issued for services – related party (consulting)	11,250	-
Shares issued as compensation – related parties	11,250	-
Loss on impairment of intangible (movie rights)	-	2,625,000
Amortization	-	300,000
Bad debt expense	195,688	-
Loss on indirect write off – notes receivable	3,418,584	-
Change in fair value of investments	-	32,648
Interest income	(81,499)	(117,720)
Loss from investment write off	627	430,005
Change in fair value of derivative liability	-	(440,065)
Changes in operating assets and liabilities
(Increase) decrease in assets
Accounts receivable	(143,587)	(167,213)
Prepaid expenses	15,200	80,895
Increase (decrease) in liabilities
Accounts payable and accrued expenses	131,880	267,093
Accrued interest on notes payable, related party	-	7,292
Deferred revenue	-	77,700

Net cash (used in) operating activities	(1,023,047)	(1,222,773)

Investing activities
Net cash provided by (used in) investing activities	-	-

Financing activities
Proceeds from issuance of notes payable	515,891	221,250
Repayments of notes payable	(460,109)	(13,077)
Proceeds from issuance of EnderbyWorks shares to minority shareholders	-	4,900
Proceeds from issuance of convertible notes	25,000	-
Proceeds from share issuance	910,400	477,611
Net cash provided by financing activities	991,182	690,684

Net changes in cash and equivalents	(31,865)	(532,089)

Cash and equivalents at beginning of the year	34,941	567,030

Cash and equivalents at end of the year	$3,076	$34,941

SUPPLEMENTAL CASH FLOW INFORMATION
	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid in interest	$48,238	$2,521
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of 100% interest in EnderbyWorks	$2,018,517	$-
Allocation of net income (loss) to non-controlling interest	$(14,175)	$8,122
Acquisition of intangible assets – software	$1,554,250	$-

The accompanying notes are an integral part of these consolidated financial statements.

MetaWorks Platforms, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Restated)

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

(Restated)

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

Reclassification

Certain reclassifications have been made to prior periods to conform with the current reporting period.

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

(Restated)

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

(Restated)

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

(Restated)

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

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Restated)

3. RESTATEMENT OF THE FINANCIAL STATEMENTS

The financial statements have been restated for a material contingent commitment and related party relationship, not previously identified or disclosed prior to the original issuance date. Subsequent to December 31, 2023 the Company made pivotal decisions regarding the focus of its business and subsequently impaired an intangible asset. These findings do not result in additional accruals or changes to amounts reported on the financial statements as of December 31, 2023 and 2022 and only pertain to disclosures in the notes to the financial statements. Refer to Notes 8, 12, 13 and 20 for updated disclosures.

4. CONCENTRATION AND CREDIT RISK

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

5. ACCOUNTS RECEIVABLE

The Company had outstanding accounts receivables of $115,112, $167,213 and zero as at December 31, 2023, 2022 and 2021, respectively. most balances were over 60 days old and are principally due to the duration and payment arrangements for consulting service contracts. Bad debt expense for the year ended December 31, 2023 and 2022, was $195,688 and $0 respectively.

6. PREPAID EXPENSES

For the years ended December 31, 2023 and 2022, prepaid expenses was comprised of:

	December 31,	December 31,
	2023	2022
Prepaid expenses	$9,696	$24,896
Prepaid insurance	-	-
	$9,696	$24,896

The balance of $9,696 was held as a deposit for a retainer payment made to a software developer to reserve services over a period for a project to be realized in the short term.

7. NOTES RECEIVABLE – RELATED PARTY

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

(Restated)

8. INTANGIBLE ASSET

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

9. INVESTMENTS, RELATED PARTY

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

(Restated)

10. NOTES PAYABLE

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

On September 5, 2023, we entered into a promissory note (“Note D”)and entered into a promissory note agreement that was dated September 5, 2023 with one subscriber (the “Holder”) to raise a net amount of $104,250, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the Holder (the “Promissory Note”).

The principal of the Promissory Note is in the amount of $119,887.50, plus a one-time interest charge of 11% ($13,187), which accrues on issuance of the Promissory Note. It is unsecured and matures on July 15, 2024. We also agreed to an original issuance discount of $15,637.

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

(Restated)

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

On April 28, 2023, the company received a $25,000 from Elek Istvan. There is no fixed terms of repayment and is non-interest bearing. Balance at December 31, 2023 is $25,000. The note is convertible at a price of $0.04 per share or 625,000 shares. At closing February 29, 2024, 100% of the amount owed will be converted into 625,000 restricted common shares of the Company.

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

11. DEFERRED REVENUE

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

12. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. Other than as described in Note 20 “Subsequent Events”, we know of no material pending legal proceedings to which the Company is a party or of which any of our subsidiaries is subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or benefical stockholder is a party adverse to the Company or has a material interest adverse to the Company other than the matter described in Note 20.

Contingent Commitments

On June 2, 2019, MetaWorks Platforms, Inc. (aka CurrencyWorks, aka ICOx Innovations Inc.) (the “Company”) agreed to pledge an uncollected invoice in the amount of $752,500 as collateral for Business Instincts Group, Inc. {“BIG”) to obtain a loan from LarCo Holdings, LLC (“LarCo”), an unrelated party. The Company subsequently executed additional loan amendments with BIG and LarCo dated July 2, 2019, July 8, 2020, April 1, 2021 and April 17, 2023. These amendments confirmed that the Company agreed to pledge the uncollected invoice of an account receivable in the amount of $752,500. Should the Company collect the account receivable, in whole or in part, it will transfer these proceeds directly to LarCo.

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Restated)

13. RELATED PARTY TRANSACTIONS

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

Cameron Chell “Cameron” founded Business Instincts Group Inc. (“BIG”). BIG is in the business of guiding early-stage ventures through the critical process of achieving product-market fit. As Co-founder of BIG he advises on operational and marketing strategies for BIG. BIG is therefore deemed a related party. As of December 31, 2023 and 2022, the Company had an accounts payable and accrued expense balance owed to BIG in the amount of $456,012 and $693,257, respectively.

On December 31, 2023 and 2022 total related party accounts payable and accrued expenses are $869,092 and $808,247, respectively.

14. DERIVATIVE LIABILITIES

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

(Restated)

15. WARRANTS

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

16. SHARE CAPITAL

On January 28, 2022, the Company issued 244,139 common shares at $0.2048 per share for a total value of $50,000, $33,500 of the share issuance value was a private placement for cash and $16,500 of the share issuance value was for vendor payable debt conversion.

On January 28, 2022, the Company completed a debt conversion where 488,281 common shares were issued at a price of $0.2048 per share for a total value of $100,000.

On January 28, 2022, the Company issued 1,221,001 common shares for $200,000 cash at a price of $0.1638 per share.

On February 11, 2022, the Company issued 47,614 common shares for services rendered to the Company. The common shares were issued at a price of $0.21 per share, for a total value of $9,999.

On February 28, 2022, the Company issued 2,592,592 common shares at a price of $0.135 per share for total a total value of $350,000, $244,111 of the issuance value was for cash and $105,889 of the issuance value was for vendor payable debt conversion.

On May 9, 2022, the Company issued 83,325 common shares for services rendered to the Company at a price of $0.12 per share, for a total value of $9,999.

On August 31, 2022, the Company issued 108,684 common shares for services rendered to the Company at a price of $0.092 per share, for a total value of $9,999.

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

On August 16, 2023, the Company issued 160,714 shares of common stock of our company at a deemed price of $0.07 per share as compensation for services in the amount of $11,250. We issued these shares to Scott Gallagher, the president of our company.

MetaWorks Platforms, Inc.

(formerly CurrencyWorks Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Restated)

17. STOCK-BASED COMPENSATION

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

(Restated)

17. STOCK-BASED COMPENSATION (CONT’D)

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

(Restated)

18. INCOME TAXES

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

(Restated)

19. NON-CONTROLLING INTEREST

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

20. SUBSEQUENT EVENTS

On January 6, 2024, the Company granted a total of 9,000,000 stock options to directors, officers and consultants of the Company. The stock options are exercisable at the exercise price of $0.02 per share for a period of ten years from the date of grant. The stock options have a fair value of $0.01. The options vested immediately upon issuance.

On January 6, 2024, the Company issued 920,000 shares of common stock of our company at a deemed price of $0.02 per share in settlement of debt in the amount of $18,400. We issued these shares to Scott Gallagher, the president of our company.

On March 1, 2024, we sold 2,500,000 shares of our common stock at a price of $0.02 per share for aggregate gross proceeds of US$50,000. The purchaser is one individual investor.

On March 1, 2024 we converted $25,000 of debt into 625,000 shares of our common stock at a value of $.04 per share.

On March 1, 2024 we agreed to issue 4,600,000 shares of our common stock in payment for a one-year production and media broadcast agreement. The purchaser is the provider of the services we purchased.

On March 4, 2024, we closed on a promissory note and entered into a promissory note agreement that was dated March 1, 2024 with one subscriber (the “Holder”) to raise a net amount of $75,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the Holder (the “Promissory Note”). The Promissory Note is in the amount of $80,000, plus a one-time interest charge of 15% ($14,400), which accrues on issuance of the Promissory Note, is unsecured and matures on December 30, 2024. We also agreed to an original issuance discount of $16,000. The total amount of the Promissory Note of $110,400 (including principal and interest) will be repaid in one(1) balloon payment of $55,200 due August 30, 2024. After the balloon payment, five (5) payments each of $13,800, the first payment due on September 30, 2024, with subsequent payments each month thereafter. There is a five-day grace period with respect to each payment.

On March 22, 2024, the Company elected to convert the $400,000 promissory note along with $46,071 in accrued interest and now the company holds 11% equity stake in Fogdog.

On April 10, 2024, the Company and Fogdog agreed to an extension of terms on the $850,000 note had its maturity date extended to December 31, 2029.

On July 31, 2024, LarCo Holdings, LLC (“LarCo”) filed a joint complaint against BIG and MetaWorks in the Superior Court of the State of Arizona, Maricopa County, claiming damages in the amount of $1,321,382 of which MetaWorks is to pay $752,500 as a partial settlement of this amount relating to an uncollected invoice. The claim also discloses MetaWorks contingent commitment to settle a portion of this loan if any amount is collected from a specific uncollected customer invoice. The Company intends to file a motion to dismiss this claim against it, as it has never collected on the specified invoice and the Company’s agreement for partial payment of this loan was solely dependent on collecting this customer balance. Management determined with the advice of legal counsel that it is too early to estimate the outcome of this claim.

In June, 2024, MetaWorks fully impaired $1,554,250 of its software value. The software was acquired in July of 2023 and never placed in service. During this period (June 2024 to September 2024) decisions were made to divert the businesses focus from software development and consulting and digital asset platforms to Waste Energy, and the Company also changed its name on September 6, 2024 from “Metaworks Platforms, Inc.” to “Waste Energy Corp”.

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

Ms. Murphy is at the nexus of creating new verticals in technology, education, and entertainment. Murphy has an extensive background and career experience in executive leadership, management, business development, and over two decades of experience in finance with over $900MM issued in private activity bonds. Murphy established her career and was appointed by Governor’s Executive Order as the Executive Director and CEO of Arizona Higher Education Loan Authority, a not-for-profit organization with a mission to provide low-cost education financing solutions.

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
Date: December 13, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott Gallagher
Scott Gallagher
President
(Principal Executive Officer)
Date: December 13, 2024

/s/ Swapan Kakumanu
Swapan Kakumanu
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: December 13, 2024

/s/ Cameron Chell
Cameron Chell
Director
Date: December 13, 2024

/s/ James P. Geiskopf
James P. Geiskopf
Director
Date: December 13, 2024

/s/ Edmund C. Moy
Edmund C. Moy
Director
Date: December 13, 2024

/s/ Shelly Murphy
Shelly Murphy
Director
Date: December 13, 2024

