Form 10-K
period 2024-12-31
WASTE ENERGY CORP.
filed 2025-05-12
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

At May 9, 2025 there was an aggregate market value of $1,891,104.52 based on a price of $0.0137 per share multiplied by 138,036,826 shares of common stock held by non-affiliates.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 9, 2025, 138,036,826 shares of common stock were outstanding.

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

As used in this annual report, the terms “we”, “us”, “the Company”, “our” and “Waste Energy” mean Waste Energy Corp. and its wholly-owned subsidiary, CurrencyWorks USA Inc., Energy Works, Inc. and EnderbyWorks LLC and its 80% owned subsidiary Motoclub LLC, unless otherwise specified.

Corporate Overview

We were incorporated under the laws of the State of Nevada on July 20, 2010.

We have four subsidiaries CurrencyWorks USA Inc., EnderbyWorks LLC, Energy Works Inc. and Motoclub LLC. We have 100% ownership of CurrencyWorks USA Inc., 100% ownership of EnderbyWorks LLC, 100% ownership of Energy Works Inc. and 80% ownership of Motoclub LLC. During 2024 we ceased operations for EnderbyWorks LLC and Motoclub LLC as a strategic shift to focus on the renewable waste energy industry.

Waste Energy Corp. (“Waste Energy,” “we,” “us,” or the “Company”) is an early-stage company in the waste-to-energy (“WTE”) industry. We are engaged in the development and implementation of technologies designed to divert plastic and tire waste from landfills and convert these materials into usable energy sources. Our business strategy is centered on the use of a specialized thermal conversion process to break down plastic and tire waste into valuable byproducts. This process involves heating the feedstock at high temperatures in an oxygen-free environment, preventing combustion while causing the material to decompose at a molecular level.

Through this process, Waste Energy aims to produce three primary outputs: (i) synthetic diesel fuel, (ii) carbon black, and (iii) syngas, which can be used to power our conversion systems. Additionally, we may seek to generate revenue through carbon credit programs, subject to applicable regulatory approvals and market conditions.

Our business is in its early stages, and there can be no assurance that we will achieve profitability or that our technology will be commercially viable on a large scale. Any forward-looking statements regarding our potential revenue streams and business growth are based on current expectations and involve risks and uncertainties, including, but not limited to, regulatory approvals, market demand, operational challenges, and financial constraints.

Waste Energy Corp. aims to generate revenue through the following key sources:

(i) Sales of Clean Diesel Fuel and Carbon Black

We will produce and sell clean diesel fuel and carbon black derived from the conversion of plastic and tire waste. Clean diesel fuel can be used in various industrial and commercial applications, while carbon black is a valuable raw material for manufacturing processes, including rubber production and specialty coatings. We are actively negotiating off-take agreements with fuel distributors, industrial buyers, and chemical companies. Revenue from these sales will be recognized upon shipment and delivery of products to buyers. In certain cases, buyers may enter into prepayment agreements for secured supply contracts.

(ii) Environmental Credit Monetization

Our operations are expected to generate environmental credits, including carbon credits, plastic credits, and other sustainability-linked incentives. These credits may be sold directly on regulated and voluntary markets or bundled with our fuel and carbon black products at a premium for sustainability-conscious buyers. Revenue from environmental credits will be recognized upon completion of sales transactions on recognized markets or as part of contractual agreements with off-takers purchasing our products.

(iii) Consulting Services for Waste Management Companies

We intend to offer consulting services to landfills, waste management firms, and other industry participants seeking to optimize their waste-to-energy processes and sustainability initiatives. Our expertise in advanced waste conversion technologies, feedstock procurement, and regulatory compliance will enable us to provide tailored solutions to clients. Consulting service revenue will be recognized as projects are completed and upon fulfillment of contractual obligations.

(iv) Strategic Partnerships, Equipment Sales, and AI Technology Licensing

As we expand our technology portfolio, we may generate revenue from licensing intellectual property, royalty agreements, and the sale of proprietary equipment to third parties seeking to implement waste-to-energy solutions. Additionally, we are developing a patent-pending AI-based emissions monitoring, management, and automated carbon credit creation technology, which we anticipate licensing to industrial partners, waste management firms, and regulatory agencies. This technology is designed to enhance transparency, optimize emissions reduction efforts, and automate carbon credit generation, creating an additional revenue stream. Revenue from licensing, royalties, and equipment sales will be recognized based on the terms of specific agreements and contracts.

According to a new study from the Yale School of the Environment, , Scientists have found microplastics in brain tissue. Their discovery, detailed in a new paper, is the latest in a litany of studies finding tiny plastic particles no larger than a grain of sand in virtually every part of the human body.

According to the Ocean Conservancy, a dead zone in the Gulf of Mexico—where the Mississippi River dumps untold gallons of polluted water every second—has expanded to over 18,000 square kilometers in the last decade. Many other such dead zones have also undergone rapid expansion in recent years.

Lastly, according to a recent OECD report, Global plastic waste is set to almost triple by 2060.

Description of Business

Overview

Waste Energy Corp. (“Waste Energy,” “we,” “us,” or the “Company”) is a waste-to-energy company focused on converting plastic and tire waste into valuable energy products and environmental commodities. Our mission is to provide a sustainable and economically viable solution to the global plastic and tire waste crisis by utilizing advanced thermal conversion technology to transform waste materials into clean diesel fuel, carbon black, and synthetic gas. In addition to our core waste conversion business, we are actively developing a patent-pending AI-based emissions monitoring, management, and automated carbon credit creation technology to enhance transparency and efficiency in environmental markets.

Our Technology and Process

Waste Energy Corp. employs a specialized thermal conversion process that operates in an oxygen-free environment to break down plastic and tire waste at high temperatures. This process results in three primary products:

●	Clean Diesel Fuel – A refined fuel product suitable for industrial and commercial applications.
●	Carbon Black – A valuable raw material used in tire manufacturing, coatings, and industrial applications.
●	Synthetic Gas (Syngas) – A gaseous fuel that powers our own conversion systems, reducing reliance on external energy sources.

Additionally, we are actively exploring ways to monetize carbon credits generated through our waste conversion activities.

Revenue Model

We have identified multiple revenue streams to support our long-term business growth and sustainability:

1.	Sales of Clean Diesel Fuel and Carbon Black – We expect to generate revenue through the sale of our primary outputs to industrial buyers, refineries, and commercial users.
2.	Environmental Credit Monetization – Our operations are structured to qualify for carbon credits and other sustainability-linked incentives, which can then be sold in voluntary and regulated markets.
3.	Consulting Services – We offer advisory services to landfills, waste management companies, and industrial partners seeking to implement waste-to-energy solutions.
4.	Strategic Partnerships, Equipment Sales, and AI Technology Licensing – We anticipate generating additional revenue through licensing our patent-pending AI-based emissions monitoring and carbon credit automation technology, along with potential sales of proprietary waste conversion equipment.

Market Opportunity

The global plastic and tire waste problem continues to escalate, with millions of tons of plastic and rubber waste ending up in landfills and oceans each year. According to NOAA and other reputable sources, plastic pollution poses significant risks to marine ecosystems, while waste tires contribute to environmental hazards and greenhouse gas emissions. We believe that Waste Energy Corp. is positioned to address these challenges by providing a commercially viable, scalable, and environmentally sustainable solution.

Growth Strategy

We are currently focused on launching our pilot project with an output of up to 30-tons-per-day (TPD) of waste conversion. This facility will serve as a proof-of-concept for our technology and our business model as well as establish our recurring revenue generation. Following a successful launch, we plan to expand operations by securing additional plastic and tire waste feedstock, increasing processing capacity, and pursuing new partnerships in waste management and sustainability sectors.

Our long-term vision includes scaling our operations domestically and internationally, leveraging our intellectual property, and establishing Waste Energy Corp. as a leader in the waste-to-energy industry.

Risk Factors

As an early-stage company in the waste-to-energy sector, we face several risks that could impact our ability to achieve our business objectives. These risks include:

● Regulatory and permitting challenges that may delay or restrict our operations;

● The scalability and efficiency of our pyrolysis technology in commercial applications;

● Market adoption of our waste-to-energy solutions and competition from alternative waste management and clean energy technologies;

● The availability, quality, and cost of plastic waste feedstock required for our operations;

● Our ability to secure sufficient financial resources for facility construction, equipment maintenance, and operational expenses;

● Fluctuations in energy and fuel prices that may affect the profitability of our converted products;

● Potential environmental liabilities and compliance with evolving environmental regulations;

● Dependence on strategic partnerships, suppliers, and key personnel to maintain and expand operations;

● Risks associated with supply chain disruptions or delays in equipment procurement; and

● Broader economic conditions that could impact investor confidence and financing opportunities.

Our ability to successfully execute our business strategy will depend on our capacity to mitigate these risks while maintaining operational efficiency and adapting to evolving market and regulatory conditions.

Sales and Marketing

To drive growth in our waste-to-energy business, we will implement a comprehensive sales and marketing strategy focused on securing feedstock suppliers, expanding our investor base, and establishing long-term offtake agreements. Our plan includes:

●	Direct Sales and Business Development – Actively engaging with waste management companies, industrial partners, and municipalities to secure plastic waste feedstock and forge strategic partnerships.
●	Digital Marketing and Online Presence – Utilizing our website, social media platforms, and targeted advertising campaigns to raise awareness of our waste-to-energy solutions, highlight project milestones, and attract potential investors.
●	Industry Thought Leadership – Participating in and speaking at industry conferences, sustainability forums, and clean energy summits to position Waste Energy Corp as a leader in waste-to-energy innovation.
●	Networking and Strategic Partnerships – Leveraging our existing industry relationships and expanding our network to connect with key stakeholders in waste management, renewable energy, and government agencies.
●	Inbound and Outbound Sales Initiatives – Implementing structured sales outreach programs, including direct engagement with industrial waste producers, referral programs, and inbound lead generation strategies.
●	Public Relations and Media Engagement – Running media campaigns to enhance brand recognition, share success stories, and highlight the environmental and economic benefits of our technology.

This multi-faceted approach will ensure steady growth by securing critical resources, expanding market reach, and driving long-term business sustainability.

Competition

The waste-to-energy (WTE) industry is an emerging yet increasingly competitive space, with several players developing technologies to convert plastic waste into fuel and other valuable byproducts. Our primary competitors include companies specializing in pyrolysis, chemical recycling, and alternative waste-processing technologies. These competitors range from well-established global firms to emerging startups focused on sustainability and circular economy solutions.

Key Competitors

●	Brightmark Energy – A company focused on advanced recycling technologies, including plastic-to-fuel conversion. Brightmark has secured substantial investment and partnerships to scale its operations.
●	Agilyx Corporation – A pioneer in chemical recycling that converts plastic waste into synthetic crude oil and chemical feedstocks. Agilyx has formed partnerships with major petrochemical companies to expand its footprint.
●	Alterra Energy – A developer of proprietary thermochemical liquefaction processes, Alterra focuses on converting plastic waste into petrochemical feedstock and fuels.
●	Licella Holdings – An Australian-based company that has developed a hydrothermal upgrading technology to convert biomass and end-of-life plastics into biocrude and other valuable outputs.
●	Municipal and Industrial Waste-to-Energy Facilities – Large-scale incineration and gasification plants operated by municipalities or waste management firms compete in the broader WTE market by offering alternative waste disposal solutions.

Competitive Advantages

While many of our competitors have significant financial backing, established infrastructure, and strategic partnerships, Waste Energy Corp differentiates itself through:

●	Focused Thermal Depolymerization Technology – Our process is designed to efficiently convert plastic and tire waste into clean energy with minimal environmental impact.
●	Scalability and Rapid Deployment – Unlike some competitors requiring massive infrastructure investments, our modular approach allows us to scale quickly and adapt to various locations.
●	Strategic Feedstock and Offtake Agreements – By securing stable sources of plastic waste and building strong relationships with energy buyers, we mitigate risks associated with feedstock availability and market demand.
●	Environmental and Regulatory Compliance – Our emphasis on sustainability, including efforts to address PFAS contamination and carbon credit generation, positions us ahead of competitors in regulatory compliance and environmental responsibility.

Market Challenges

Despite our competitive advantages, we face challenges such as:

●	Competition for Plastic Feedstock – As waste management companies and recyclers seek alternative uses for plastic waste, securing a consistent supply of feedstock remains a priority.
●	Regulatory and Policy Changes – Shifting government policies on waste management, carbon emissions, and renewable energy incentives can impact market dynamics.
●	Investment and Market Awareness – Some competitors have access to larger capital reserves, making it critical for us to expand our investor base and raise awareness about our innovative approach.

By leveraging our technological strengths, strategic partnerships, and aggressive market expansion, Waste Energy Corp is well-positioned to establish itself as a leader in the waste-to-energy sector.

Intellectual Property and Technology

Waste Energy Corp is committed to advancing proprietary solutions in the waste-to-energy sector, with a focus on our patent-pending AI Emission monitoring and carbon credit automation technology and advanced thermal conversion process technology. Our innovative process efficiently transforms discarded plastics and tires into valuable energy products while minimizing environmental impact.

We are actively pursuing intellectual property protection, including patents, trademarks, and trade secrets, to safeguard our technological advancements. Our intellectual property strategy includes:

●	Patent Protection – We have filed a preliminary provisional patent application through a third party for a utility patent that provides a new method of using AI-based technologies and systems to automate, monitor and control emissions data and feedstock quality related to identifying PFAS and other potentially toxic feedstocks before entering our waste conversion systems. The patent application also provides a new data-based method to automate the carbon credit creation process using our fully integrated waste conversion technology system. We have retained a third-party company with more than 25 years of experience and hundreds of patents obtained to assist us with our patent application process.
●	Trade Secrets and Proprietary Processes – Our specialized feedstock handling, emissions control, and product refinement techniques are proprietary and provide a competitive advantage in the waste-to-energy market.
●	Trademark and Brand Development – We are establishing recognized trademarks to reinforce our position as a leader in sustainable energy solutions.

As we continue to develop and optimize our technology, we will assert our intellectual property rights against unauthorized use while remaining open to strategic partnerships and licensing opportunities.

Additionally, while we are confident in the originality of our approach, we remain vigilant regarding third-party patents and intellectual property claims in the industry. We will take necessary actions to protect our rights and ensure compliance with existing legal frameworks.

Our commitment to ongoing research and development will further strengthen our technology, positioning Waste Energy Corp at the forefront of the waste-to-energy industry.

Government Regulation and Compliance

The waste-to-energy (WTE) industry operates within a complex regulatory landscape that includes environmental protection, waste management, emissions control, and energy production. Waste Energy Corp is committed to full compliance with all applicable federal, state, and local regulations to ensure responsible operations and long-term sustainability.

Regulatory Considerations

Our advanced thermal conversion technology machines must comply with various regulatory frameworks, including but not limited to:

●	Environmental Protection Agency (EPA) Regulations – Compliance with the Clean Air Act (CAA), Resource Conservation and Recovery Act (RCRA), and other environmental laws governing emissions, waste handling, and pollutant discharge.
●	State and Local Environmental Permits – Each facility we develop will obtain the necessary air quality permits, solid waste processing approvals, and hazardous materials handling certifications.
●	Occupational Safety and Health Administration (OSHA) Standards – Ensuring workplace safety for employees involved in processing, maintenance, and energy production.

●	Department of Energy (DOE) and Renewable Energy Incentives – Monitoring federal and state incentives for renewable energy, including tax credits, grants, and carbon offset programs.
●	Carbon Credits and Sustainability Standards – Positioning our technology to participate in carbon credit markets by reducing landfill waste and lowering greenhouse gas emissions.

Our Compliance Strategy

To navigate regulatory complexities and maintain compliance, we will:

●	Engage Environmental and Regulatory Experts – Partner with legal and environmental consultants to ensure our operations meet all permitting and compliance requirements.
●	Develop Robust Environmental Management Systems – Implement monitoring and reporting systems to track emissions, waste inputs, and energy outputs to maintain regulatory transparency.
●	Secure Necessary Permits Before Expansion – Work closely with state and local agencies to obtain permits before facility deployment to prevent operational delays.
●	Stay Ahead of Emerging Regulations – Actively monitor policy changes related to waste-to-energy technology, emissions reductions, and renewable energy classifications.
●	Promote Industry Best Practices – Adhere to industry-leading environmental and safety standards to position Waste Energy Corp as a responsible leader in sustainable energy production.

By proactively addressing regulatory challenges, Waste Energy Corp ensures operational stability, mitigates legal risks, and strengthens its position in the waste-to-energy market.

Investment Company Act of 1940 Considerations

We intend to conduct our operations so that we do not fall within the definition of an “investment company” under the Investment Company Act of 1940.

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

Consistent with the “transient investment company” safe harbour, we will have to reduce our holdings of “investment securities to not more than 40% of our total assets as soon as is reasonably possible and in any event within one year from the earlier of (i) the date on which we own securities and/or cash having a value exceeding 50% of the value of our company’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which we own or propose to acquire “investment securities” having a value exceeding 40% of the value of our company’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. This reduction could be attempted in several ways, including the disposition of securities and the acquisition of other assets that would not constitute investment securities for purposes of the Investment Company Act of 1940. If we are required to sell securities, we may sell them sooner than we otherwise would, the sales may be at depressed prices, and we may never realize the anticipated benefits from, or may incur losses on, those investments. We may not be able to sell some investments due to contractual or legal restrictions or the inability to locate a suitable buyer. We may also incur tax liabilities when we sell our assets. If we decide to try to acquire additional assets that would not constitute investment securities, we may not be able to identify and acquire suitable assets. If these steps do not achieve a sufficient reduction in our holdings of investment securities within the prescribed period, we will be forced to liquidate some of our securities holdings and invest the proceeds in U.S. government securities and cash items, with a potential loss.

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

Employees

As of April 21, 2025, we have two executive officers, Scott Gallagher, who is our president, and Braden Glasbergen, who is our chief financial officer, secretary, and treasurer and no employees. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We also employ consultants on an as-needed basis to provide specific expertise in areas of product design and development and other business functions including marketing and accounting. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus.

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

We are authorized to issue up to 400,000,000 shares of common stock, of which 138,036,826 shares of common stock were issued and outstanding as of May 9, 2025. Our board of directors has the authority to cause us to issue additional shares of common stock without the consent of our stockholders. Consequently, stockholders may experience dilution in their ownership of our stock in the future.

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

We do not anticipate paying any cash dividends on our common stock soon. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, our results of operations, cash flows and financial condition, operating and capital requirements, and other factors the board considers relevant. We may never pay any dividends. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

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

Cybersecurity and Information Security

Waste Energy recognizes the critical importance of protecting its information assets and maintaining the confidentiality, integrity, and availability of its operational technology (OT) and information technology (IT) systems. As such, the company has implemented a comprehensive cybersecurity program designed to mitigate risks and ensure compliance with applicable laws and regulations.

Key elements of our cybersecurity program include:

●	Risk Management: We conduct regular risk assessments to identify and evaluate potential cybersecurity threats, vulnerabilities, and the potential impact on our operations and financial reporting.
●	Security Controls: We maintain a layered defence strategy that includes technical, administrative, and physical security controls to protect our systems and data. This includes but is not limited to:

○	Intrusion detection and prevention systems.
○	Firewalls and network segmentation.
○	Access controls and identity management.
○	Data encryption and backup procedures.
○	OT security measures that are specific to waste energy facilities.

●	Incident Response: We have established an incident response plan to address cybersecurity incidents in a timely and effective manner. This plan includes procedures for detection, containment, eradication, recovery, and post-incident review.
●	Employee Training: We provide regular cybersecurity awareness training to our employees to educate them about potential threats and their responsibilities in protecting company information.
●	Third-Party Risk Management: We assess the cybersecurity practices of our third-party vendors and service providers to ensure they meet our security standards.
●	Regulatory Compliance: We are committed to complying with all applicable cybersecurity laws and regulations, and we continuously monitor and update our program to reflect changes in the regulatory landscape.
●	Financial Reporting Considerations: While our cybersecurity program is primarily focused on protecting operational and information systems, we recognize the potential impact of cybersecurity incidents on our financial reporting. We maintain controls designed to ensure that material cybersecurity risks are appropriately considered in our financial reporting processes, in accordance with IFRS requirements.

While we believe our cybersecurity program is robust, cybersecurity threats are constantly evolving. Therefore, we continuously evaluate and enhance our security measures to mitigate emerging risks. However, there can be no assurance that we will prevent all cybersecurity incidents. Any significant cybersecurity incident could have a material adverse effect on our operations, financial condition, and reputation.

Key Considerations:

●	Industry-Specific Risks: Waste energy facilities often involve critical infrastructure, making them potential targets for cyberattacks. The statement should emphasize OT security.
●	IFRS and Materiality: While IFRS focuses on financial reporting, cybersecurity incidents can have financial implications. The statement should acknowledge this connection.
●	Regular Updates: Cybersecurity risks evolve rapidly, so the company’s program and disclosures should be regularly updated.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any property. Our principal offices are located at 3250 Oakland Hills Court, Fairfield, CA 94534. We believe that our office premises are suitable and adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS

On July 31, 2024, LarCo Holdings, LLC (“LarCo”) filed a joint complaint against BIG and the Company in the Superior Court of the State of Arizona, Maricopa County, demanding a total settlement of $1,321,382 of which the Company is to pay $752,500 as a partial settlement of this amount. The claim discloses the Company contingent commitment to settle a portion of this loan if a specific customer invoice is collected. The Company intends to file a motion to dismiss this claim against it, as it has never collected on the specified invoice and the Company’s agreement for partial payment of this loan was solely dependent on collecting this customer balance. Management determined with the advice of legal counsel that it is too early to estimate the outcome of this claim.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB operated by the OTC Markets Group and is listed under the trading symbol “WAST”.

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Holders of Common Stock

As of May 9, 2025, the 138,036,826 issued and outstanding shares of our common stock were held by a total of 131 stockholders of record.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations and the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Number of securities to be issued upon exercise of outstanding warrants and rights (b)	The weighted average exercise price of outstanding options, warrants and rights (c)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a + b)) (d)
Equity compensation plans approved by security holders (2017 Equity Incentive Plan)	33,213,334	4,687,500		$0.20	4,086,666

Equity compensation plans not approved by security holders	Nil	Nil	$	N/A	Nil

Total	33,213,334	4,687,500		$0.20	4,086,666

Recent Sales of Unregistered Securities

Other than as disclosed below, since the beginning of our fiscal year ended December 31, 2024, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 22, 2024, the Company elected to convert a $400,000 promissory note receivable from Fogdog along with $46,071 in accrued interest and now the Company holds 11.5% equity stake in Fogdog. The allowance for doubtful accounts for the notes receivable converted to shares in the quarter ended June 30, 2024 was recovered resulting in a gain of $446,071. The investment was booked at cost and its full cost was impaired, incurring an impairment loss of $446,071.

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

Overview

Between June and September 2024, the Company shifted its strategic focus to the waste-to-energy industry and began evaluating various business opportunities to determine which specific area within the industry to pursue. During 2024, the Company made investments in components for the development of waste-to-energy equipment, obtained proposals for equipment design and construction, and engaged in initiatives to assess related technology education platforms and associated business opportunities. As of December 31, 2024, the Company had not commenced revenue-generating operations in its new line of business.

Former Businesses

As of September 2024, the Company was engaged in providing a comprehensive suite of services to assist businesses in developing and integrating blockchain and payment technologies into their operations. Revenue was generated through a fee-for-service model, technology licensing arrangements, and recurring transaction-based income. Additionally, the Company participated in movie licensing and distribution, securing a significant contract for the licensing and distribution of a film. This contract remains in effect and continues to generate residual income.

In 2024, the Company made a strategic decision to discontinue these lines of business and shift its focus exclusively to the waste-to-energy industry. While the Company does not plan to pursue new projects or contracts in its former business areas, it may still receive future revenues from existing contractual obligations.

Results of Operations

Revenue

We generated no revenue from continued operations for the year ended December 31, 2024, and 2023.

Operating Expenses

We incurred operating expenses of $1,194,309 and $2,361,048 from continued operations for the years ended December 31, 2024, and 2023, respectively, reflecting a decrease of $1,166,738. These expenses primarily consisted of consulting fees, service costs, professional fees, stock-based compensation, a license fee for the development of waste-energy equipment and minor operating expenses for other various general and administrative expenses. The decrease in operating expenses in 2024 was principally due to a reduction in stock-based compensation and consulting fees, as certain stock options expired or became fully vested in 2024 or in the prior year and management made strategic decisions to reduce certain consulting fees as it sought the most relevant and effective advisory for its new business line. There were no operating expenses from discontinued operations in the year ended December 31, 2024, and $3,526 operating expenses in the year ended December 31, 2023.

Consulting expenses declined from $939,881 in 2023 to $355,408 in 2024, a decrease of $584,472. Professional fees decreased from $222,570 in 2023 to $57,504 in 2024, a reduction of $165,066, primarily due to reduced legal and consulting services related to financing agreements. Project costs totaled $439,648 in 2023 but were nil in 2024, reflecting a $439,648 decrease, as no new projects were undertaken during the year.

Net Loss from Operations

We incurred net losses from operations of $1,194,310 and $2,361,048 for the years ended December 31, 2024, and 2023, respectively, representing a decrease of $1,166,738. This improvement is primarily attributable to the reductions in operating expenses discussed above under the heading “Operating Expenses.”

Other Income (Expense)

Other income in 2024 includes a $40,035 gain for debt forgiveness, due to a vendor balance adjustment granted in 2024. Other expenses include interest expense and penalty charges for notes payable in the amount of $130,682 in 2024, compared to $73,473 in 2023, an increase of $57,209, and $673 for the impairment of an equity investment. Other expenses also included a $40,941 loss for the change in value of the derivative liability, which had no value reported in 2023. This change was principally due to new convertible notes issued in 2024. During 2023 there was a loss of $3,200,992 from the indirect write-off of notes receivables (principal and interest). In 2024 any interest income earned on notes receivable was offset by the loss incurred for potential non-collections, resulting in no amount reported as income or loss for additional interest earned on these notes receivable.

Net Loss from Discontinued Operations

Enderby Works, LLC and MotoClub, LLC were deemed discontinued operations in 2024 due to management’s strategic decision to shift its business focus to the waste-to-energy industry.

Discontinued operations reported no income in 2024, incurred other expenses in the amount of $1,554,250 for the impairment of software.

During 2023 net loss from discontinued operations was $28,092. From the operations of our discontinued subsidiary EnderbyWorks LLC we generated revenues of $80,000 in residual income from a movie rights sale executed in 2022 and $3,207 from NFT sales. From our discontinued operation segments in CurrencyWorks, LLC (“CW”) for the year ended December 31, 2023, we generated revenues of $331,968, which was comprised of $1,968 from NFT sales and $330,000 from digital platform consulting services. Operating expenses incurred were project service costs of $439,648 and other minor operating expenses.

CW is not an entity we plan to dissolve, and we intend to conduct our new line of business using this entity.

Net and Comprehensive Loss

Net loss attributable to Waste Energy was $2,880,147 and $5,650,103 for the years ended December 31, 2024, and 2023, respectively, representing a decrease of $2,769,956. This reduction is primarily attributable to the factors discussed above under the headings “Operating Expenses” and “Other Income (Expense).

Liquidity and Capital Resources

Working Capital

	As at December 31, 2024	As at December 31, 2023
Current Assets	$35,682	$127,884
Current Liabilities	3,206,371	2,580,767
Working Capital (Deficit)	$(3,170,689)	$(2,452,883)

Current Assets

Current assets of $35,682 as of December 31, 2024, and $127,884 as of December 31, 2023.

Current assets on December 31, 2024, were comprised of only cash and cash equivalents of $682 and accounts receivable, net of $35,000.

Current assets on December 31, 2023, were comprised of $3,076 in cash and cash equivalents, $9,696 in prepaid expenses, and $115,112 accounts receivable, net.

Current Liabilities

Current liabilities on December 31, 2024, amounted to $3,206,371 and $2,580,767 on December 31, 2023.

On December 31, 2024, current liabilities were comprised of accounts payable and accrued expenses of $1,611,263 (related and unrelated parties), notes payable, net $183,056, convertible notes payable $1,293,409, derivative liability of $40,941, and deferred revenue of $77,700.

On December 31, 2023, current liabilities were comprised of accounts payable and accrued expenses of $1,352,570 (related and unrelated parties), notes payable, net $271,247, convertible notes payable $879,250 and deferred revenue of $77,700.

Cash Flow

Our cash flows for the years ended December 31, 2024 and December 31, 2023 are as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Net cash (used in) continuing operating activities	$(385,251)	$(994,955)
Net cash (used in) discontinued operating activities	-	(28,092)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	382,856	991,182
Net changes in cash and cash equivalents	$(2,394)	$(31,865)

Operating Activities

Net cash used in operating activities from continued operations was $385,251 for the year ended December 31, 2024, as compared to $994,955 for the year ended December 31, 2023, resulting in an decrease of $608,325 in net cash used. The decrease in net cash used in continuing operating activities was primarily due to greater operating expenses and a significantly higher net loss in 2023.

There was no net cash used or provided by discontinued operations for the year ended December 31, 2024, as compared to net cash used in discontinued operating activities of 28,092 for the year ended December 31, 2023, resulting in a decrease of $28,092 in cash used in discontinued operations, compared to the previous year. The decrease in net cash used in discontinued operating activities was primarily due to the inoperative status of the discontinued entities and segments.

Financing Activities

Financing activities provided cash of $382,856 for the year ended December 31, 2024, and $991,182 for the year ended December 31, 2023, a decrease of $608,326. The change was principally due to a decrease in cash proceeds from share issuances.

Cash Requirements

We expect that we will require $900,000, including our current working capital, to fund our operating expenditures for the next twelve months. Projected working capital requirements for the next twelve months are as follows:

Our estimated general and administrative expenses for the next 12 months are $900,000 and are comprised of: consulting fees, accounting services, board of directors and our advisory board, investor relations consultants, and to our public relations and marketing consultants; legal and professional fees (including auditing fees); for insurance; marketing and advertising expenses; trade shows; travel expenses; office rent and miscellaneous and office expenses.

We will require additional cash resources to meet our planned capital expenditures and working capital requirements for the next 12 months. We expect to derive such cash through the sale of equity or debt securities or by obtaining a credit facility. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in debt service obligations, which could cause additional dilution to our stockholders, and could require us to agree to financial covenants that could restrict our operations or modify our plans to source new business opportunity. Financing may not be available for amounts at terms acceptable to us, if at all. Failure to raise additional funds could cause our company to fail.

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On a consolidated basis, the Company has incurred significant operating losses since its inception. For the year ended December 31, 2024 and 2023, the Company incurred losses of $2,880,147 and $5,664,278, respectively. On December 31, 2024 and 2023, the Company has an accumulated deficit of $49,958,417 and $47,078,270, negative working capital of $3,170,689, and $2,452,883,and cash balances were $682 and $3,076, respectively. Our ability to operate as a going concern depends on obtaining capital to fund operations until the Company can generate profits.

In its report on our financial statements for the years ended December 31, 2024 and 2023, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Waste Energy Corp. (formerly known as MetaWorks Platforms Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Waste Energy Corp. (“the Company”, “WEC”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Complex judgements – Impairment of Software

Description of the Matter:

As discussed in Note 8, the valuation of the software acquired in 2023 for $1,554,250 is subject to impairment considerations in each reporting period. The software was never placed in service. In 2024, the Company fully impaired the software due to a shift in business focus, which affected its projected future economic benefits and incurred a loss on impairment of software in the other income section of the statements of operations.

How We Addressed the Matter in Our Audit:

We inquired of management regarding the reasons for the impairment of the software, including the nature of the Company’s previous and current lines of business, the intended use of the software to generate future economic benefits, and the factors that led management to conclude the software was no longer expected to be placed into service. We also obtained and reviewed supporting documentation related to the original acquisition and intended deployment of the software. Additionally, we performed independent research on the software provider to assess whether it was a recognized provider of such software solutions.

Subjective judgements – Discontinued Operations Reporting

Description of the Matter:

As discussed in Notes 4 the Company had 2 subsidiaries that were discontinued due to a strategic shift in its operations to a new line of business and a subsidiary that is not discontinued but has discontinued operating components. Discontinued operations reporting is complex, involves judgements, and estimations.

How We Addressed the Matter in Our Audit:

We addressed this matter by evaluating the consistency of management’s verbal and written representations regarding the identification and classification of discontinued operations. We obtained and reviewed supporting documentation, including board minutes, strategic plans, and financial analyses, to assess management’s determination of the subsidiaries to be discontinued. We also assessed the accuracy and completeness of the amounts segregated for discontinued operations reporting by testing selected transactions and account balances, and by evaluating whether the presentation and disclosure of discontinued operations in the financial statements were in accordance with the applicable financial reporting framework.

/S/ INTEGRITAT CPA (PCAOB ID 6624)

We have served as the Company’s auditor since 2022.

Boca Raton, Florida

May 9, 2025

Waste Energy Corp.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$682	$3,076
Accounts receivable, net	35,000	115,112
Prepaid expenses	-	9,696
Interest receivable, net (see note 7)	-	-
Notes receivable, net (see note 7)	-	-
Total Current Assets	35,682	127,884

Long-Term Assets
Intangible asset, net	-	1,554,250
Total Long-Term Assets	-	1,554,250

Total Assets	$35,682	$1,682,134

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$545,883	$483,478
Accounts payable and accrued expenses, related party	1,065,380	869,092
Deferred revenue	77,700	77,700
Notes payable, net	183,056	271,247
Derivatives liability	40,943	-
Convertible notes payable – software acquisition	854,250	854,250
Convertible notes payable – other	439,159	25,000
Total Current Liabilities	3,206,371	2,580,767

Total Liabilities	3,206,371	2,580,767

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 400,000,000 shares authorized; 128,064,469 and 108,807,923 shares issued and outstanding as at December 31, 2024 and 2023, respectively	128,065	108,808
Additional paid-in-capital	46,820,921	46,232,087
Accumulated deficit	(49,958,417)	(47,078,270)
Total Waste Energy Stockholders’ Equity (Deficit)	(3,009,431)	(737,375)
Non-controlling Interest	(161,258)	(161,258)
Total Stockholders’ Equity (Deficit)	(3,170,689)	(898,633)

Total Liabilities and Stockholders’ Equity (Deficit)	$35,682	$1,682,134

The accompanying notes are an integral part of these consolidated financial statements.

Waste Energy Corp

Consolidated Statements of Operations

	Year Ended December 31, 2024	Year Ended December 31, 2023

Revenues
Total revenues	-	-

Operating expenses
General and administrative expenses	1,194,309	2,361,048
Service costs		-
Total operating expenses	1,194,309	2,361,048

Net loss from operations	(1,194,309)	(2,361,048)

Other income (expense)
Interest expense and charges - note payable	(130,682)	(73,473)
Loss on indirect write off – note receivable	-	(3,200,992)
Change in derivative liability	(40,941)
Gain from debt forgiveness	40,035
Loss from investment write-off	-	(673)
Net other income (loss)	(131,588)	(3,275,138)

Provision for taxes	-	-

Net loss from continued operations	$(1,325,897)	$(5,636,186)

Net loss from discontinued operations	(1,554,250)	(28,092)

Net loss	(2,880,147)	(5,664,278)

Net profit (loss) from non-controlling interest	-	(14,175)
Net loss attributable to Waste Energy	$(2,880,147)	$(5,650,103)

Loss per common share – Basic and diluted	$(0.02)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	120,734,193	99,019,277

The accompanying notes are an integral part of these consolidated financial statements.

Waste Energy Corp.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating activities from continued operations
Net loss for the year from continued operations	$(1,325,897)	$(5,636,186)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	119,972	183,159
Stock-based compensation, related party	143,593	494,679
Shares issued for services (consulting)	18,400	404,000
Shares issued for services – related party (consulting)	184,000	22,500
Bad debt expense	-	195,688
Loss on indirect write-off – notes receivable	-	3,418,584
Derivative liability	40,941
Amortization of debt discount	5,719
Amortization of deferred loan costs	1,865
Debt penalty charge adjustments	16,091
Interest income	-	(81,499)
Loss from investment write-off	-	627
Changes in operating assets and liabilities
Accounts receivable	80,036	(143,587)
Prepaid expenses	9,696	15,200
Accrued interest on convertible notes payable	20,959	-
Accrued interest on notes payable	47,439	-
Accounts payable and accrued expenses	(350)	(195,161)
Accounts payable and accrued expenses, related parties	252,285	516,941

Net cash (used in) operating activities from continued operations	(385,251)	(994,955)

Loss from discontinued operations	(1,554,250)	(28,092)
Write off of intangible assets	1,554,250	-
Net cash provided (used in) operating activities of discontinued operations	-	(28,092)

Investing activities
Net cash provided by (used in) investing activities	-	-

Financing activities
Proceeds from issuance of notes payable	115,200	25,000
Proceeds from issuance of convertible notes	471,000	515,891
Interest expense paid	(17,312)	-
Repayments of notes payable	(164,712)	(460,109)
Repayments on convertible notes	(71,319)	-
Proceeds from share issuance	50,000	910,400
Net cash provided by financing activities	382,857	991,182

Net changes in cash and equivalents	(2,394)	(31,865)

Cash and equivalents at beginning of the year	3,076	34,941

Cash and equivalents at end of the year	$682	$3,076

SUPPLEMENTAL CASH FLOW INFORMATION
	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid in interest	$110,237	$48,238
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of note payable to common stock issued by WEC - $52.5K loan	$55,125	-
Conversion of note payable to common stock issued by WEC - $25K loan	$25,000	-
Partial conversation of convertible note payable to common stock of WEC - $96k loan, $12K converted	$12,000	-
Acquisition of 100% interest in EnderbyWorks	$-	$2,018,517
Allocation of net income (loss) to non-controlling interest	$-	$(14,175)
Acquisition of intangible assets – software	$-	$1,554,250

The accompanying notes are an integral part of these consolidated financial statements.

Waste Energy Corp.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock Number of Shares (#)	Common Stock Dollar Amount ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Non- Controlling Interest ($)	Total Shareholders’ Equity (Deficit) ($)
Balance, December 31, 2022	78,145,066	78,145	42,264,139	(41,428,167)	(881,720)	32,397
Stock-based compensation	-	-	183,153	-	-	183,153
Stock-based compensation, related party	-	-	494,678	-	-	494,678
Share issuance for service – software development	7,000,000	7,000	693,000	-	-	700,000
Share issued as compensation – related party	160,714	161	11,089	-	-	11,250
Private placement for cash	18,057,143	18,057	892,343	-	-	910,400
Share issuances for services	5,220,000	5,220	398,780	-	-	404,000
Shares issuances for services – related party	225,000	225	11,025	-	-	11,250
Acquisition of non-controlling interest of EnderbyWorks	-	-	1,283,880	-	734,637	2,018,517
Allocation of net loss to non-controlling interest in Motoclub				14,175	(14,175)	-
Net income/(loss) for the year	-	-	-	(5,664,278)	-	(5,664,278)
Balance, December 31, 2023	108,807,923	108,808	46,232,087	(47,078,270)	(161,258)	(898,633)
Stock based compensation			119,972			119,972
Stock-based compensation, related party			143,593			143,593
Share issuance on conversion of loan payable	10,611,546	10,612	56,513			67,125
Share issuance on conversion of loan payable	625,000	625	24,376			25,001
Share issuance for services	4,600,000	4,600	179,400			184,000
Shares issuance for services - related party	920,000	920	17,480			18,400
Shares issued for cash – private placement	2,500,000	2,500	47,500			50,000
Net income/(loss) for the year				(2,880,147)		(2,880,147)
Balance, December 31, 2024	128,064,469	128,065	46,820,921	(49,958,417)	(161,258)	(3,170,689)

The accompanying notes are an integral part of these consolidated financial statements.

Waste Energy Corp

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

1. NATURE AND CONTINUANCE OF OPERATIONS

Waste Energy Corp. (the “Company”) was incorporated under the laws of the State of Nevada on July 20, 2010, under its previous name Redstone Literary Agents, Inc., with an authorized capital of 75,000,000 common shares, having a par value of $0.001 per share. During the period ended December 31, 2010, the Company commenced operations by issuing shares and developing its publishing service business, focused on representing authors to publishers.

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

On September 3, 2019, the Company changed its name from “ICOx Innovations Inc.” to “CurrencyWorks Inc.” and ICOx USA Inc. a subsidiary of the Company changed its name to “CurrencyWorks USA Inc.”.

On June 22, 2021, we incorporated a new Delaware subsidiary, Motoclub LLC, to create a marketplace for digital automotive collectibles. During 2024 operations ceased due to Management’s decisions to pursue a new line of business in renewable waste energy.

On June 22, 2021, we incorporated a new Delaware subsidiary, EnderbyWorks, LLC, (“EnderbyWorks”) to create a direct-to-consumer, feature-length film viewing and distribution platform delivering feature-length films and digital collectible entertainment content as NFTs. During 2024 operations ceased due to Management’s decisions to pursue a new line of business in renewable waste energy. There may be rights to residual collections from a past movie distribution rights contract that may be transferred to a functioning entity at a future date.

On August 24, 2022, the Company changed its name from CurrencyWorks Inc. to MetaWorks Platforms, Inc (“MWRKS”).

1. NATURE AND CONTINUANCE OF OPERATIONS (CONT’D)

On May 13, 2024, we incorporated a new Florida subsidiary, Energy Works, Inc., (“EnergyWorks”). As of December 31, 2024 this entity had no activity and no balances to report.

On September 6, 2024, the Company changed its name from MetaWorks Platforms, Inc. to Waste Energy Corp.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On a consolidated basis, the Company has incurred significant operating losses since its inception. For the years ended December 31, 2024 and 2023, the Company incurred losses of $2,880,147 and $5,664,278, respectively. On December 31, 2024 and 2023, the Company has an accumulated deficit of $49,958,417 and $47,078,270, negative working capital of $3,170,689, and $2,452,883, respectively, and cash balances of $682 and $3,076, respectively. Further losses are anticipated as the Company pursues business opportunities, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profits, adequate cash flows and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties, related party debt and proceeds from the issuance of stock. There are no assurances that the Company will be able to secure funding on terms that are acceptable to the Company or at all.

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

Reclassification

Certain reclassifications have been made to prior periods to conform with the current reporting period. These reclassifications did not affect net income, total assets, liabilities or equity reported.

Basis of Consolidation

The consolidated statements include the accounts of the Company and its subsidiaries. CurrencyWorks USA Inc.(“CW”) (formerly ICOx USA, Inc.), Energy Works Inc.(“EG”) and Enderby Works LLC (“EW”) are wholly owned subsidiaries. EW became a wholly owned subsidiary in 2023, see Note 7 Notes Receivable. MotoClub (“MB”) is a majority-owned subsidiary, 80% held by (“MWRKS”). All intercompany transactions and balances have been eliminated.

Discontinued Operations

The Company accounts for discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations. A disposal of a component or group of components is classified as a discontinued operation if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. This includes the sale, abandonment, or other disposal of legal entities, business segments, or significant components.

Upon meeting the criteria for discontinued operations, the results of operations, including any gain or loss on disposal, are presented separately in the consolidated statements of operations for all periods presented. Assets and liabilities of discontinued operations classified as held for sale are presented separately in the consolidated balance sheets, if applicable. If the assets and liabilities associated with the discontinued operation do not meet the held-for-sale criteria, they should not be presented separately on the balance sheet. Instead, they remain within their respective asset and liability categories. The results of operations of the discontinued component are still reported separately in the consolidated statement of operations.

Management evaluates and updates the classification of operations as discontinued when relevant events occur, such as the approval of a sale plan, abandonment, or completion of disposal.

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operational decision and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the year ended December 31, 2024 and 2023. The Company has one operating and reportable segment, which has not yet established a revenue stream. The Company’s Chief Executive Officer is the Company’s chief operating decision maker (“CODM”). The CODM uses net loss for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM evaluates segment business performance based primarily on consolidated net loss (from continuing operations) as reported on the consolidated statements of operations and comprehensive loss. The CODM considers budget-to-actual variances on a monthly basis for net loss when making decisions. Segment assets provided to the CODM are consistent with those reported on the consolidated balance sheets.

	Year Ended December 31,
	2024	2023

Advertising & marketing	184,000	6,491
Consulting fees	355,409	939,881
Licenses	201,471	2,306
Platform development	92,696	65,000
Stock based compensation	143,593	494,679
Rent	24,000	36,000
Professional fee	57,504	222,570
Accounting	65,000	264,000
Other general and administrative	70,636	330,121
Operating expense total	1,194,309	2,361,048

Change in derivative liability	(40,941)	-
Loss on indirect write off – note receivable	-	(3,200,992)
Loss from investment write-off		(673)
Interest expense and charges - note payable	(130,682)	(73,473)
Gain from debt forgiveness	40,035	-
Other income (expense)	(131,588)	(3,275,138)

Net loss from continued operations	(1,325,897)	(5,636,186)

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

Management evaluates the collectability of notes receivable in accordance with the Current Expected Credit Loss (CECL) model under ASC 326. This approach requires the Company to estimate expected credit losses over the contractual life of the notes, considering historical loss experience, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is adjusted through earnings and reflects management’s best estimate of losses expected to be incurred. When collection is no longer reasonably assured or the note is deemed uncollectible, it is written down to its estimated recoverable amount. These estimates involve significant judgment and are subject to change as conditions evolve.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

With respect to legal matters, provisions are reviewed and financial information is adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The Company is party to a lawsuit see note 12.

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

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2022, and prior. Based on our evaluation of the 2023 transactions and events, the Company does not believe it has any material uncertain tax positions that require measurement. The IRS requires all domestic corporations in existence for any part of the tax year to file an income tax return whether or not they have taxable income. The Company incurred a loss for the fiscal years ended December 31, 2024, and 2023 and has not filed tax returns for either year. The Company has not received any notifications from the IRS. Reported tax benefits and valuation allowances are the Company’s best estimate of its tax positions and have not been reviewed by the taxing authority.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2024 or 2023, and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2024 or 2023.

We are subject to taxation in the U.S. and the state of California. The Company’s tax returns for tax years from 2022 to recent filings remain subject to potential examination by the tax authorities.

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

Accounts receivable balances relate to consulting services and are reported at their net realizable value. From management’s best estimate there is no allowance for doubtful accounts at December 31, 2024 and 2023. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected and would directly write-off these balances. Management considers a number of factors, including the age of the receivables, which is often less than 60 days, current economic conditions and other information management obtains regarding the financial condition of customers. The policy for determining the past due status is based on the contractual payment terms of each customer. Once collection efforts by the Company are exhausted, the determination for directly writing off uncollectible receivables is made.

Equity Investments

The Company accounts for equity investments in accordance with ASC 321. Equity securities without a readily determinable fair value are measured at cost, less impairment, adjusted for observable price changes. Equity securities with a readily determinable fair value are measured at fair value, with changes in fair value recognized in earnings.

Investments in equity method investees are accounted for under the equity method if the Company has significant influence, generally presumed when ownership is between 20% and 50%.

The Company evaluates equity investments for impairment at each reporting date and recognizes a loss in earnings when a qualitative assessment indicates the investment is impaired and the fair value is less than the carrying value.

Allowance for Credit Losses

The Company estimates its allowance for credit losses using the Current Expected Credit Loss (CECL) model under ASC 326. The CECL model requires recognition of expected credit losses over the contractual life of financial assets held at the reporting date, considering historical experience, current conditions, and reasonable and supportable forecasts.

Financial assets subject to CECL include trade receivables, notes receivable, and held-to- maturity debt securities. The Company groups financial assets based on shared risk characteristics and evaluates them collectively. The allowance is measured using a combination of historical loss rates, adjusted for current economic trends and forward-looking factors such as industry outlook and macroeconomic indicators (e.g., unemployment rate, GDP).

Under CECL, the carrying amount of a financial asset (net of the allowance for credit losses) represents the amount the Company expects to collect. This means that when the CECL estimate is appropriately recorded, the net reported balance of financial assets reflects management’s best estimate of collectible cash flows, based on available and supportable information.

Management reviews the adequacy of the allowance at each reporting period and updates estimates as appropriate. Changes in estimates are recorded in the income statement as a component of credit loss expense.

Earnings per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted EPS on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants or stock options (Note 14 and Note 16 respectively). Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

On December 31, 2024 the Company had convertible debt outstanding, warrants exercisable to 4,687,500 shares of common stock and stock options exercisable to 33,213,334 shares of common stock. On December 31, 2023 the Company had convertible debt outstanding, warrants exercisable to 10,279,664 shares of common stock and stock options exercisable to 24,213,334 shares of common stock. For both years the effect of exercisable options and warrants is anti-dilutive and they have been excluded from dilutive EPS.

Stock-Based Compensation

The Company has adopted FASB guidance on stock-based compensation. Under ASC 718-10-30-2 Stock Compensation, all share-based payments to employees, including grants of employee stock options, are to be recognized in the consolidated statements of operations based on their fair values. The fair value of the options is calculated using the Black Scholes valuation model (Note 16).

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

When determining fair value, whenever possible, the Company uses observable market data and relies on unobservable inputs only when observable market data is not available. As at December 31, 2024 and December 31, 2023, the Company did not have any level 1 or 2 financial instruments. At December 31, 2024 and December 31, 2023 the Company’s level 3 financial instruments were derivative liabilities for warrants issued and outstanding that were not indexed to the Company’s stock, notes payable and notes receivable valued at their present values and equity investments in other entities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at December 31, 2024.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)
Assets
Notes receivable	-	-	-
Liabilities
Notes payable, net	-	-	$183,056
Derivatives liability	-	-	$40,941
Convertible note payable	-	-	$1,293,409

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at December 31, 2023.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)
Assets
Note Receivable	-	-	-
Liabilities
Notes Payable	-	-	$271,247
Convertible note payable	-	-	$879,250

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Derivative Liabilities – Conversion Features

The Company evaluates whether embedded conversion features in its financial instruments meet the criteria for separate accounting under ASC 815, “Derivatives and Hedging.” If the conversion feature is not clearly and closely related to the host debt instrument and does not meet the scope exception for equity classification, it is bifurcated and accounted for as a derivative liability.

Derivative liabilities are initially measured at fair value on the issuance date and measured at each reporting period, with changes in fair value recognized in earnings. The fair value of these liabilities is determined by using appropriate valuation models, such as the Black-Scholes or binomial option pricing models, incorporating inputs such as the Company’s stock price, volatility, risk-free interest rate, and the terms of the conversion feature.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

The Company generated revenues from three main sources, NFT sales, consulting services, and movie distribution.

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

Consulting Services

Consulting Service revenue is derived from providing professional knowledge and skills for creation of digital assets platforms and advisory services to third-party customers. The contract and performance obligations are created based on the needs of the customer and the abilities of the Company to provide the required services. The allocation of the transaction price to the individual performance obligations in the contract may be specified by task or by phase depending on the work being done. Revenue is recognized upon completion of the performance obligations. Revenues from ongoing services are recognized ratably over the related period. Revenue is recognized for the creation of software and web-based platforms upon completion and delivery. There are various tasks associated with providing this service for which customers are charged, nevertheless no single task has a standalone fair value and only is valuable to the customer when the project objective is accomplished. Therefore consulting services is considered a single revenue stream requiring all related tasks to accomplish a specified customer objective. During 2024 operations ceased due to Management’s decisions to pursue a new line of business in renewable waste energy.

NFT Revenue

NFT revenue is derived from the sale of NFTs. These NFTs are created by the Company’s subsidiaries and are sold through an online sales platform or through an auction. Revenue is recognized when the Company transfers the ownership of the NFT to the customer. During 2024 operations ceased due to Management’s decisions to pursue a new line of business in renewable waste energy.

Movie Distribution Revenue

Movie distribution revenue is derived from the use of the Company’s intangible asset (Note 8). Revenues earned to date are from nonrefundable minimum guaranteed payments recognized on the date distribution rights were granted to the purchaser and royalty revenues when certain cost recuperation thresholds and other contractual conditions are met. Future revenues may be recognized from revenue generated by the purchaser or by additional distribution sales over the term of the movie rights license. During 2024 operations ceased due to Management’s decisions to pursue a new line of business in renewable waste energy. There may be rights to residual collections from a past contract that may be transferred to a functioning entity at a future date.

Funds received for unearned revenue are recognized as deferred revenue on the consolidated balance sheet and are recognized as revenue upon completion of milestones or specified tasks.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Disaggregated Revenue Disclosure

Revenues during 2023 were principally from consulting services. All revenues during 2023 were from discontinued operations and were comprised of digital platform consulting services $330,000, movie distribution licensing revenues $80,000 and NFT sales $5,082. Of total revenues during 2023 CW generated $330,000 from consulting services and $1,968 from NFT sales; EW generated $80,000 from a movie distribution sales contract, and MB generated $3,114 from NFT sales. Principally all customers are located in the USA.

Recent Accounting Pronouncements

Environmental Credits (Proposed Topic 818) - New guidance on how to account for environmental credits like carbon offsets and renewable energy certificates. Focus on consistent recognition, measurement, and disclosure. Still in proposal stage (comment period through April 2025).

Disaggregation of Income Statement Expenses (ASU 2024-03) - Companies must break out major expense categories (e.g., labor, depreciation) in the notes to financial statements. Aimed at improving transparency. Effective for annual periods after Dec 15, 2026 (early adoption allowed).

Income Tax Disclosure Improvements (ASU 2023-09) - Requires clearer details on income taxes paid (by federal, state, and foreign) and better breakdowns of rate reconciliations. Helps investors better understand a company’s tax situation.

Tax Credit Investments (ASU 2023-02) - Expands the option to use proportional amortization accounting for more types of tax credit investments, like renewable energy projects. Helps match the recognition of tax benefits with investment costs.

3. CONCENTRATION AND CREDIT RISK

Financial instruments which potentially subject the Company to credit risk, consist principally of cash. Cash is maintained with a major financial institution in the USA that is creditworthy. The Company maintains cash in a bank account insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC). At December 31, 2024 and 2023, no cash balances were in excess of federally insured limits.

During the year ended December 31, 2024, the Company generated no revenues, and there are no significant customers During the year ended December 31, 2023, from its discontinued operations two customers individually made up 10% or more of total revenue. Their balances amounted to $380,000; $80,000 was generated from the movie distribution sale and $330,000 from consulting services.

During the year ended December 31, 2024, one customer individually made up 10% or more of total accounts receivable, their balance amounted to $35,000. During the year ended December 31, 2023, two customers individually made up 10% or more of total accounts receivable, their balances amounted to $115,000.

4. DISCONTINUED OPERATIONS

During 2024 operations in digital platform consulting, NFT market and movie rights ceased due to Management’s decisions to pursue a new line of business in renewable waste energy.

No asset or liability was held for sale and therefore not disclosed separately. Revenues and costs directly related to the generation of these revenues were separated for discontinued operations disclosure and reporting purposes.

Discontinued operations - net income (loss)	31-Dec-24	31-Dec-23
Revenue
Consulting services	$-	$330,000
NFT revenue	-	5,082
Movie distribution revenue	-	80,000

Expenses:
General and administrative - Other	-	3,526
General and administrative - Service Costs	-	439,648
Loss on impairment of software	1,554,250	-
Net loss from discontinued operations	$(1,554,250)	$(28,092)

Discontinued operations - cash flows
Net loss for the year from discontinued operations	(1,554,250)	(28,092)
Loss on impairment of software	1,554,250	-
Net cash (used in) operating activities from discontinued operations	$-	$(28,092)

5. ACCOUNTS RECEIVABLE

All accounts received activity relates to discontinued operations, there are no balances or active accounts related to continued operations at December 31, 2024 or 2023.

	31-Dec-24	31-Dec-23
Accounts receivable beginning balance	$115,112	$167,213
Billings	-	440,000
Collections	(80,112)	(377,101)
Direct write-offs	-	(115,000)
Accounts receivable ending balance	$35,000	$115,112
Allowance for doubtful accounts	-	-
Accounts receivable, net	$35,000	$115,112

6. PREPAID EXPENSES

For the years ended December 31, 2024 and 2023, prepaid expenses was comprised of:

	December 31, 2024	December 31, 2024
Prepaid expenses	$-	$9,696
Prepaid insurance	-	-
	$-	$9,696

Prepaid expenses consist of a 50% upfront payment, to a single vendor, for services to be rendered during 2024. Prepaid project costs are funds advanced for the development of a prototype.

7. NOTES RECEIVABLE

	December 31, 2024	December 31, 2023
Interest receivable– current portion	-	223,992
Allowance for doubtful accounts,	-	(223,992)
Interest receivable,– net	-	-

Notes receivable – Fogdog – current portion	-	1,250,000
Allowance for doubtful accounts, Fogdog	-	(1,250,000)
Notes receivable, Fogdog– net	-	-

Notes receivable - Enderby – current portion	2,180,479	1,944,592
Allowance for doubtful accounts, Enderby	(2,180,479)	(1,944,592)
Notes receivable, Enderby – net	-	-

On May 5, 2021, the Company loaned $400,000 to Fogdog Energy Solutions Inc. (“Fogdog”), pursuant to convertible promissory note. The note bears interest at a rate of 4% per annum. On May 5, 2022 the note was amended making the maturity date December 31, 2024. Under certain conditions as outlined in the promissory note, the Company may convert the outstanding loan into Fogdog’s common stock. On March 22, 2024, the Company elected to convert the $400,000 promissory note along with $46,071 in accrued interest and now the Company holds 11.5% equity stake in Fogdog.

The allowance for doubtful accounts for the notes receivable converted to shares in the quarter ended June 30, 2024 was recovered resulting in a gain of $446,071. The investment was booked at cost and its full cost was impaired as Fogdog is a private unaudited entity with no active market and it’s value could not be substantiated for reporting purposes, this resulted in an impairment loss of $446,071 during 2024. The loss from the investment impairment and the gain from the recovery of the note receivable settled were charged to the same classification on the statement of operations resulting in no value reported to impact net loss for the year ended December 31, 2024.

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

On April 10, 2024, the Company and Fogdog agreed to an extension of terms on the $850,000 note, amended the maturity date to December 31, 2029.

During the quarter ended September 30, 2024, the Company acquired certain assets of Fogdog for a full and final settlement of the Notes receivable and made a payment of $200,000 to Fogdog as a licensing fee for the development of waste-to-energy equipment. The allowance for doubtful accounts for the notes receivable was recorded as an asset in the quarter ended September 30, 2024 was recovered, resulting in a gain of $1,086,199. The asset was booked at cost, and its full cost was impaired, incurring an asset write-off for $1,086,199 due to the Company deciding to potentially not pursue the development of this equipment because it obtained a more cost-effective estimate for the design and development of similar waste-to-energy equipment.

On March 15, 2023, the Company signed an agreement with its partner in the jointly-owned subsidiary EnderbyWorks to become the 100% owner of the entity. Enderby Entertainment exchanged its 49% interest in EnderbyWorks to the corporation for forgiveness of outstanding payables amounting to $190,147 and the assumption of the secured promissory note of $1,828,000 due to the Company by Enderby Entertainment Inc. This note receivable has an annual interest rate of 8% due and payable on July 6, 2024. On September 30, 2024, the note is in default and accrues interest at rate of 18% p.a. There is also a royalty clause on the existing assets that EnderbyWorks will pay Enderby Entertainment 50% of the first $6,000,000 in net revenue, if revenue is earned by EnderbyWorks in the future. The note is deemed potentially non-collectible. In 2023, an allowance for potential non-collections was allocated to the note, resulting in a net realizable value of zero and an impairment loss of $2,097,542 was incurred; this allowance remains unchanged as of December 31, 2024

8. INTANGIBLE ASSET

On July 7, 2023, Waste Energy acquired software from Utopia, a notable customized software provider in the industry. Software included a Web3 business metaverse platform, Chat GPT-powered AI avatar technology, and a domain portfolio, including UtopiaVR.com. The intended use of this software was to generate subscription-based fees for education and investor relations industries. This acquisition also includes a patent-pending IP technology for metaverse haptics, which was to held for potential development and licensing opportunities. The consideration paid for the acquisition of the assets included: (i) the issuance of 7,000,000 shares of common stock of the Company; (ii) the issuance of a convertible promissory note in the principal amount of $700,000, which matures on July 5, 2024 and is convertible into shares six (6) months after the date of issuance at a conversion price of $0.10 per share; and (iii) the issuance of a convertible promissory note in the principal amount of $154,250, which matures on July 5, 2024, and is convertible into shares six (6) months after the date of issuance at a conversion price of $0.10 per share. The net book value of the software on December 31, 2023 was $1,554,250. During the three months ended June 30, 2024 the software was not placed into service, and management believes future net cash flows from revenue generation is uncertain, due to a revised projection of costs to maintain and update it in comparison to projected cash flows from revenue. The asset was therefore fully impaired. On December 31, 2024 no intangible asset is reported.

9. LOAN PAYABLES

Notes Payable

On June 14, 2022, the Company issued a promissory note payable for $117,000 (“Note A”). The promissory note is unsecured, payable on demand, and was set to mature on August 13, 2022. The promissory note bore interest at a rate per annum equal to the Bank of Canada’s Prime rate and has a one-time interest charge of $14,011. On August 9, 2022, a promissory note extension was signed, extending the maturity date of the note payable to February 14, 2023. The note requires monthly payment of $13,077 over 10 months. On January 31, 2023, the Company signed an amendment to extend the maturity date of the loan from February 14, 2023 to February 14, 2024 at an interest rate equal to the Bank of Canada’s Prime rate plus 3%. The Principal balance owed on December 31, 2024 and December 31, 2023 is $117,000. Accrued interest on this loan is $24,708 and $12,741 on December 31, 2024 and 2023 respectively. The note went into default during 2024, and management is currently negotiating an extension with the loan holder.

On November 8, 2022, the Company entered into a promissory note agreement (“Note B”) to raise $116,760. The Note B has a discount of $12,510 and fees of $4,250, resulting in net proceeds of $100,000. The Note is unsecured, has a one-time interest charge of $14,011, and matured on November 8, 2023. Note B’s total of $130,771 (including principal, interest, and fees) will be repaid in ten payments, each in the amount of $13,077 with the first payment made on December 30, 2022, and nine subsequent payments each month thereafter with a five-day grace period with respect to each payment. On September 30, 2024 and December 31, 2023, the principal owed were $0 and $10,637, respectively. Accrued interest at December 31, 2024 and December 31, 2023 were $0 and $1,289, respectively. Accrued interest owed on December 31, 2023 was $2,250. Unamortized debt discount and deferred loan costs on December 31, 2023 were $1,854 and $829, respectively. During 2024 the remaining principal and interest was paid in full.

On April 19, 2023, the Company entered into a promissory note agreement (“Note C”) with one subscriber to raise a net amount of $75,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $88,760, plus a one-time interest charge of 13% ($11,538), which accrues on the issuance of the promissory note, is unsecured and matured on April 19, 2024. We also agreed to an original issuance discount of $9,510. The total amount of the promissory note of $100,298 (including principal, interest and fees) will be repaid in ten payments each in the amount of $10,030, the first payment is due on May 30, 2023, with nine subsequent payments each month thereafter. There is a five-day grace period with respect to each payment. Principal and interest owed at December 31, 2024 and December 31, 2023 was $0 and $21,511, respectively. Accrued interest owed on December 31, 2023 was $2,250. Unamortized debt discount and deferred loan costs on December 31, 2023 were $1,854 and $829, respectively. During 2024 the remaining principal and interest was paid in full.

On September 5, 2023, the Company entered into a promissory note agreement (“Note D”) that was dated September 5, 2023 with one subscriber (the “Holder”) to raise a net amount of US$104,250, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the Holder (the “Promissory Note”). The principal of the Promissory Note is $119,887.50, plus a one-time interest charge of 11% ($13,187), which accrues on issuance of the Promissory Note. It is unsecured and matures on July 15, 2024. We also agreed to an original issuance discount of $15,637. The total amount of the Promissory Note of $133,074 (including principal and interest) will be repaid in ten payments each in the amount of $13,307, the first payment due on October 15, 2023, with nine subsequent payments each month thereafter. There is a five day grace period with respect to each payment. In the event of a default, the Promissory Note is convertible into shares of our common stock. In a default situation the Holder will have the right to convert all or any part of the outstanding and unpaid amount of the Promissory Note into shares of our common stock at a conversion price that is equal to the lowest trading price for the shares of common stock during the 25 trading days prior to the conversion date. Upon the occurrence and during the continuation of any event of default, the Promissory Note will immediately become immediately and payable and, if we wish to repay the Promissory Note in cash, we must pay an amount equal to 200% of the then outstanding principal amount of the Promissory Note plus accrued and unpaid interest on the unpaid principal amount of the Promissory Note plus any default interest, if any. On December 31, 2024 and December 31, 2023, the principal and interest owed was $0 and $95,750, respectively.

9. LOAN PAYABLES (CONT’D)

On December 5, 2023, the Company entered into a promissory note agreement with one subscriber (the “Holder”) to raise a net amount of $45,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the Holder (the “Promissory Note”). The Promissory Note is in the amount of $52,500, plus a one-time interest charge of 10% ($3,697), which accrues on issuance of the Promissory Note, is unsecured and matures on September 15, 2024. We also agreed to an original issuance discount of $2,500. The maturity is September 15, 2024. There is a five day grace period on this payment. In the event of a default, the Promissory Note is convertible into shares of our common stock. In a default situation the Holder will have the right to convert all or any part of the outstanding and unpaid amount of the Promissory Note into shares of our common stock at a conversion price that is Variable Conversion Price (as defined herein) subject to equitable adjustment by the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTC, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. We issued the Promissory Note and intend to issue shares of our common stock upon conversion of the Promissory Note to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and in issuing these securities, we relied or will rely on the exemptions from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 promulgated under the Securities Act of 1933. During June 2024 the company converted debt of $45,000 into 5,342,220 shares of common stock (see note 14). The amount owed on December 31, 2024 and December 31, 2023 is $0 and $48,102, respectively. During September 2024, the company converted debt of $7,500 along with accrued interest of $2,625 into 3,164,063 shares of common stock (see note 14).

On April 28, 2023, the company received a $25,000 loan from an accredited investor. There is no fixed terms of repayment and is not accruing interest. The balance at December 31, 2023 was $25,000. On March 1, 2024 we converted the $25,000 debt into 625,000 shares of our common stock at a value of $.04 per share resulting in no balance owed at December 31, 2024.

On July 2, 2024, the Company closed on a convertible promissory note (the “Promissory Note”) and entered into a securities purchase agreement dated July 1st, 2024 with one subscriber (the “Holder”) to raise a net amount of $90,000, pursuant to the terms and subject to the conditions of the convertible promissory note issued to the Holder (the “Promissory Note”). The Promissory Note is in the amount of $115,200, is unsecured and matures on May 15, 2025 (the “Maturity Date”). We also agreed to an original issuance discount of $19,200. The Promissory Note bears interest at the rate of 10% per annum on the unpaid principal balance from July 1st, 2024 until the Maturity Date. Any amount of principal or interest on the Promissory Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the same is paid. The Promissory Note is convertible into shares of common stock of the Company only in the event of a default, upon the terms and subject to the limitations and conditions set forth in the Promissory Note. Upon the occurrence and during the continuation of any event of default, the Promissory Note will immediately become payable on the conditions as set forth in the Promissory Note. The balance on December 31, 2024 was $78,022, which includes $11,466 in accrued interest.

Convertible Notes Payable

On June 16, 2023, Waste Energy acquired software, including a Web3 business metaverse platform, Chat GPT-powered AI avatar technology, and domain portfolio, including UtopiaVR.com. This acquisition also includes a patent-pending IP technology relating to metaverse haptics that will hold potential for future development and licensing opportunities. Consideration for the acquisition of the assets included: (i) the issuance of 7,000,000 shares of common stock of the Company (each, a “Share”); (ii) the issuance of a convertible promissory note in the principal amount of $700,000, which matures on July 5, 2024 and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of $0.10 per Share; and (iii) the issuance of a convertible promissory note in the principal amount of $154,250, which matures on July 5, 2024, and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of $0.10 per Share. On December 31, 2024 and December 31, 2023 the balance owed to the software developer was $854,000. These notes are non-interest-bearing. This note was in default as of December 31, 2024.

On March 4, 2024, the Company offically entered into a promissory note agreement that was dated March 1, 2024 with one subscriber (the “Holder”) to raise a net amount of $75,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the Holder (the “Promissory Note”). The Promissory Note is in the amount of $80,000, plus a one-time interest charge of 15% ($14,400), which began to accrue interest on the unofficial issuance date, is unsecured and matures on December 30, 2024. We also agreed to an original issuance discount of $16,000. The total amount of the Promissory Note is $110,400 (including principal and interest). The note is to paid by various balloon payments $55,200 due on August 30, 2024 and payments of $13,800 on the 30th of each month starting September 30, 2024. There is a five-day grace period with respect to each payment. The principal balance on December 31, 2024 was $43,200, and no interest balance was owed.

9. LOAN PAYABLES (CONT’D)

On June 11, 2024, the Company entered into a Convertible Loan Agreement (the “Convertible Loan Agreement”) for a total of $375,000 dollars. Pursuant to the terms and subject to the conditions of the convertible loan agreement issued to the holder. The Convertible Loan Agreement is in the amount of $375,000 and carries an interest rate of 10%. The Loan is due in one year and matures on June 11, 2025. In the event of a default, the Convertible Loan Agreement is convertible into shares of our common stock at a price of $0.025, any outstanding loan amount at the time of default will increase by 30%. In a default situation the holder will have the right to convert all or any part of the outstanding and unpaid amount of the Convertible Loan Agreement into shares of our common stock at $0.025 per share. Upon the occurrence and during the continuation of any event of default, the Convertible Loan Agreement will become immediately due and payable and, if we wish to repay the Convertible Loan Agreement in cash, we must pay an amount equal to 130% of the then outstanding principal amount of the Convertible Loan Agreement plus accrued and unpaid interest on the unpaid principal amount of the Convertible Loan Agreement plus any default interest, if any. The amount owed at December 31, 2024 is $375,000. Accrued interest on this convertible loan is $20,959 on December 31, 2024.

10. DERIVATIVE LIABILITIES

The Company has various convertible notes outstanding that requires derivative liability considerations for it conversion features. Total derivative liability on December 31, 2024 was $40,941 which was principally related to convertible notes issued in 2024. No derivative liability was accrued in prior years due the note terms and immateriality of the derivative value determined.

For the year ended December 31, 2024, the Company recorded a loss of $40,941 related to the change in fair value of derivative liabilities.

The following table summarizes the weighted average key inputs used in the Black-Scholes model for all outstanding conversion feature derivative liabilities as of the measurement dates:

Input	Weighted Avg. at Inception Date	Weighted Avg. on December 31, 2024
Stock price	$0.039	$0.006
Exercise price (conversion price)	$0.057	$0.037
Risk-free interest rate	4.39	4.23
Expected term (years)	0.82	0.50
Expected volatility	52%	82%
Dividend yield	0%	0%

The following table summaries the changes in derivative liability:

Description	December 31, 2024
Derivative Liability beginning balance	$-
Initial recognition of derivatives	1,370
Change in fair value	40,941
Settlements/conversions	(1,370)
Derivative Liability ending balance	$40,941

11. DEFERRED REVENUE

Prior to December 31, 2023 the Company received $77,700 cash from customers as deposits for services to be performed. On December 31, 2024 and 2023, the services had not been rendered, and the amounts remained recorded as deferred revenue. Deferred revenue was $77,700 on December 31, 2024 and 2023. See Note 2 for our revenue recognition policy.

12. COMMITMENTS AND CONTINGENCIES

Contingent Commitments

The Company entered into a rental agreement with a related party on August 23, 2021, for its corporate office address on 3250 Oakland Hills Court, Fairfield, California, 94561.  The lease expired on August 31,2022; it was originally for one year at a rate of 2,000/month. Since its expiration there has been no formal agreement written to extend the rent arrangement, but it is informally extended on a month-to-month basis. During 2024, a total of $24,000 was incurred for lease expense because of this arrangement.  During 2023 the monthly lease was $3,000, resulting in $36,000 lease expense.

On June 2, 2019, the Company agreed to pledge an uncollected invoice in the amount of $752,500 as collateral for Business Instincts Group, Inc. (“BIG”), a related party, to obtain a loan from LarCo Holdings, LLC (“LarCo”), an unrelated party. The Company subsequently executed additional loan amendments with BIG and LarCo dated July 2, 2019, July 8, 2020, April 1, 2021 and April 17, 2023. These amendments confirmed that the Company agreed to pledge the collections of an account receivable invoice in the amount of $752,500. Should the Company collect the accounts receivable, in whole or in part, it will transfer these proceeds directly to LarCo. The Company’s balance due from the related invoice was not reported as part of gross accounts receivable on December 31, 2024 and 2023. The Company is party to litigation proceedings related to the arrangement, see below.

Litigation

From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of its business. Management is not aware of any pending, threatened, or asserted claims, other than the matter disclosed below.

On July 31, 2024, LarCo Holdings, LLC (“LarCo”) filed a joint complaint against BIG and the Company in the Superior Court of the State of Arizona, Maricopa County, claiming damages in the amount of $1,321,382 of which the Company is to pay $752,500 as a partial settlement of this amount relating to an uncollected invoice. The claim also discloses MetaWork’s contingent commitment to settle a portion of this loan if any amount is collected from a specific uncollected customer invoice. The Company intends to file a motion to dismiss this claim against it, as it has never collected on the specified invoice and the Company’s agreement for partial payment of this loan was solely dependent on collecting this customer balance. Management determined, with the advice of legal counsel that it is too early to estimate the outcome of this claim.

13. RELATED PARTY TRANSACTIONS

On January 22, 2018, the Company appointed James Geiskopf as Lead Director. On June 28, 2024, James resigned from the Company’s Board of Directors. As of December 31, 2024 and December 31, 2023, the Company has accounts payable and accrued expenses owed to this related party of $74,244 and $102,744, respectively.

On April 1, 2021, the Company appointed Cameron Chell as Executive Chairman. On December 19, 2024, Cameron resigned from the Company’s Bord of Directors. As of December 31, 2024 and 2023, the Company had accounts payable and accrued expenses owed to this related party of $130,032 and $143,067, respectively.

On August 1, 2022, the Company appointed Scott Gallagher as President. As of December 31, 2024 and 2023, the Company had accounts payable and accrued expenses owing to this related party of $200,135 and $24,106.

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. On March 5, 2025, Swapan resigned from the Company. As of December 31, 2024 and 2023, the Company had no accounts payable and accrued expenses owed to him.

On October 9, 2017, the Company signed an agreement with Red to Black a company owned by Swapan Kakumanu to provide accounting services. As of December 31, 2024 and 2023, the Company had accounts payable and accrued expenses owed of $117,476 and $141,688 respectively. As of December 31, 2023, there was also a loan payable owed to the Company by this party in the amount of $8,500, which is due on demand and non-interest bearing. At December 31, 2024 no loan balance was owed to this related party.

Cameron Chell “Cameron” founded Business Instincts Group Inc. (“BIG”). BIG is in the business of guiding early-stage ventures through the critical process of achieving product-market fit. As Co-founder of BIG he advises on operational and marketing strategies for BIG. BIG was therefore deemed a related party. As of December 31, 2024 and 2023, the Company had an accounts payable and accrued expense balance owed to BIG in the amount of $542,492 and $456,012 respectively.

See Note 12 for commitment, contingencies and litigation involving a related party “BIG”.

See Note 7 for additional Note Receivable related party transactions during 2024 and 2023.

14. WARRANTS

A related party cancelled warrants outstanding during 2024. All warrants outstanding on December 31, 2024, and 2023 have strike prices denominated in USD and met the criteria of equity instruments, therefore no derivative accounting necessary to determine a fair value. The following table summarizes changes in warrants outstanding in each year:

	31-Dec-24	31-Dec-23
Outstanding at beginning of year	10,279,664	19,807,614
Issuances	-	13,285,092
Cancellations	(250,000)
Expirations	(5,342,164)	(22,813,042)
Outstanding at end of year	4,937,500	10,279,664
Weighted Average Price	$1.00	$0.5569
Weighted Average Remaining Years Outstanding	1.40	1.53

15. SHARE CAPITAL

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

On March 1, 2024 the Company issued 4,600,000 shares of our common stock in payment for a one-year production and media broadcast agreement valued at $184,000.

On June 7, 2024 the company converted $15,000 of debt into 1,499,400 shares of our common stock at a value of $.01 per share.

On June 20, 2024 the Company converted $15,000 of debt into 1,704,545 shares of our common stock at a value of $.009 per share.

On June 27, 2024 the Company converted $15,000 of debt into 2,138,275 shares of our common stock at a value of $.007015 per share.

15. SHARE CAPITAL (CONT’D)

On July 4, 2024 the Company converted $10,125 of debt into 3,164,063 shares of our common stock at a value of $.0032 per share.

On December 19, 2024 the Company converted $12,000 of debt into 2,105,263 shares of our common stock at a value of $.0057 per share.

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

16. STOCK-BASED COMPENSATION (CONT’D)

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

16. STOCK-BASED COMPENSATION (CONT’D)

Stock-based compensation expense recognized for the year ended December 31, 2024, and year ended December 31, 2023, were $317,342 and $677,833, respectively. Stock options granted are valued at fair value calculation based off the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Share price	$0.02	$0.09
Exercise price	$0.02	$0.09
Time to maturity (years)	10	10
Risk-free interest rate	4.05%	3.3%
Expected volatility	48.09%	86.4%
Dividend per share	$0.00	$0.00
Forfeiture rate	-	-

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2023	24,213,334	0.12	0.14	8.30
Granted	9,000,000	0.02	0.02	10.0
Cancelled	-	-	-	-
Options outstanding, December 31, 2024	33,213,334	0.10	0.10	8.35
Options exercisable, December 31, 2024	30,046,665	0.09	0.10	8.05

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

17. INCOME TAXES

For the fiscal years 2024 and 2023, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2024 and 2023, the Company had net operating loss carry forwards of approximately $5,559,355 and $4,941,970, respectively. The carry forwards expire through the year 2043. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, which reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. We used 21% as an effective federal rate, and 1.5% as an effective state rate. Tax computations are as follows:

	December 31, 2024	December 31, 2023
Net operating loss before taxes	$(2,880,147)	$(5,650,103)
Federal income tax rate	21%	21%
State Tax Rate	1.5%	1.5%
Tax expense (benefit) at the statutory rate – federal	(604,830)	(1,186,522)
Tax expense (benefit) at the statutory rate – state	(43,202)	(84,752)
Non-deductible items
Tax effect of stock-based compensation (non-qualifying options)	55,349	142,345
Change in Derivatives	-	-
Change in valuation allowance	592,683	1,128,928
Total	$-	$-

17. INCOME TAXES (CONT’D)

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities. The tax effect of significant components of the Company’s deferred tax assets at December 31, 2024 and 2023, respectively, are as follows:

	2024	2023
Deferred tax asset:
Net operating loss carry forwards	$5,534,653	$4,941,970
Total gross deferred tax assets	5,534,653	4,941,970
Less: Deferred tax asset valuation allowance	(5,534,653)	(4,941,970)
Total net deferred tax assets	$-	$-

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

The reported non-controlling interest represents that in MC the Company holds 80% interest in this was business which was acquired in June 22, 2021.

The following table sets forth a summary of the changes in non-controlling interest:

	December 31, 2024	December 31, 2023
Non-controlling interest beginning of the period	$(161,258)	(881,720)
Issuance of shares by EnderbyWorks, LLC	-	-
Net income (loss)	-	(14,175)
Acquisition	-	734,637
Non-controlling interest end of period	$(161,258)	(161,258)

19. SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through May 9, 2025, the date the consolidated financial statements were issued. Based on this evaluation, management determined that the following material subsequent events require disclosure in the financial statements.

On January 2, 2025 the Company converted $12,000 of debt into 3,000,000 shares of our common stock at a value of $.004 per share.

On February 10, 2025 the Company converted $12,000 of debt into 3,000,000 shares of our common stock at a value of $.004 per share.

On February 18, 2025 the Company converted $10,000 of debt into 2,439,024 shares of our common stock at a value of $.0041 per share.

On March 1, 2025, the Company entered into a 12 month consulting agreement with a customer, where the Company will provide services with a total value of $500,000.

On March 4, 2025 the Company converted $9,200 of debt into 1,533,333 shares of our common stock at a value of $.006 per share.

On March 12, 2025 the Company completed a private place for 10,000,000 shares of our common stock at a rate of $0.005 per share for total consideration of $50,000.

On March 17, 2025 Swapan Kakumanu resigned from the Company.

On March 17, 2025 Braden Glasbergen was appointed CFO of the company.

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

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting. Our principal executive officer and our principal financial officer have assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report on Form 10-K based on the criteria for effective internal control described Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission 2013. Based on this assessment, our principal executive officer and our principal financial officer have concluded our internal control over the financial reporting is not effective due to the following material weaknesses, which existed as of December 31, 2024:

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

Changes in Internal Control over Financial Reporting during the Fourth Quarter of 2024

During the fourth quarter ended December 31, 2024, there were no changes to our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Scott Gallagher	President, CEO & Chairman	57	September 7, 2022
	Chief Financial Officer, Secretary and
Braden Glasbergen	Treasurer	43	March 17, 2025
Edmund C. Moy	Director	67	February 9, 2018
Scott McBride	Director	51	December 19, 2024

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Scott Gallagher

On September 7, 2022, Scott Gallagher was appointed as the president of the Company. On December 19, 2024 Scott was also appointed CEO & Chairman of the Board.

Mr. Gallagher is a seasoned public company executive with over 30 years of experience in U.S. capital markets, with a particular focus on SEC compliance, startup development, and revenue generation. He began his career in the mid-1990s as a licensed stock broker for a national firm. He later became the CIO and general partner of a private hedge fund and in the year 2000 he founded About Face Communications, LLC, a firm which provided strategic advisory services to both private and publicly traded companies. In 2002, he acquired control of FTS Group, Inc., where he served as Chairman, CEO, and the company’s largest shareholder. Under his leadership, FTS transitioned from an early-stage venture into a revenue-generating enterprise, achieving record aggregate sales growth in excess of $20 Million over a 5 year period before its eventual sale to an investor group. In 2008, Mr. Gallagher was appointed Chairman and CEO of TheDirectory.com, Inc., a public company where he continues to serve as Chairman. During his tenure, TheDirectory.com generated cumulative revenues exceeding $4 million. Mr. Gallagher has held various SEC licenses, including Series 7, 63, and 24, all of which were retired in good standing, and brings deep expertise in regulatory oversight, corporate governance, and capital formation in the public markets.

Braden Glasbergen

On March 17, 2025, Braden Glasbergen was appointed as the Chief Financial Officer, Secretary and Treasurer of our company. Mr. Glasbergen had been the controller of our company since September 2022.

Braden joins Waste Energy Corp with a distinguished career spanning over two decades in financial leadership roles across multiple industries, including manufacturing, consulting, and environmental services. Throughout his extensive experience, he successfully managed global business operations, led corporate strategic planning, and ensured compliance with financial regulations across various international markets. Braden has held key financial positions at several organizations, where he optimized financial operations, streamlined budgeting processes, and enhanced corporate governance.

As a Chartered Professional Accountant (CPA, CMA), Braden holds an MBA from Athabasca University and a Bachelor of Commerce degree with a major in accounting. His corporate finance, financial planning, and regulatory compliance expertise will support Waste Energy Corp’s mission to expand its innovative waste-to-energy solutions while maintaining fiscal discipline and maximizing shareholder value.

Edmund C. Moy

On February 9, 2018, we appointed Edmund C. Moy as a director of our company.

From 2001 through 2006, Mr. Moy served as special assistant to the President of the United States at The White House, where he was responsible for presidential appointments including the U.S. Department of Energy, the U.S. Environmental Protection Agency, and other natural resource related departments and independent agencies. He was appointed as director of the United States Mint at the U.S. Department of the Treasury and unanimously confirmed by the U.S. Senate, a position he held from 2006 until 2011. Mr. Moy began his career as a sales and marketing executive with Blue Cross Blue Shield United of Wisconsin, was appointed head of the federal regulatory agency Office of Prepaid Health Care, and was then selected to head the Office of Managed Care at the Centers for Medicare and Medicaid Services. Thereafter, he became an exclusive advisor to private equity firm Welsh, Carson, Anderson & Stowe.

Mr. Moy currently serves as a director. member of the audit committee, and chair of the governance and nominations committee of Verb Technology (VERB:NASDAQ) and as an advisory board member of Draganfly Inc. (DPRO:NASDAQ). He also advises and consults with several privately held companies, is an exclusive provider of autographs to Numismatic Guaranty Corp., provides consulting services to privately held U.S. Money Reserve, and serves on the Board of Regents for Trinity International University. His prior board service includes privately held Emerald Health Network and publicly held Parsec Capital Acquisitions Corp. (PCXCU:NASDAQ) where he served as chair of the audit committee and L&L Energy, Inc. (LLEN:NASDAQ). He earned his Bachelor of Arts in Economics, International Relations, and Political Science in 1979 from the University of Wisconsin - Madison.

We believe that Mr. Moy is qualified to serve on our Board because he has extensive and unique leadership experience in Washington D.C., where he is recognized for his leadership roles in the Executive Branch of the government of the United States, as well as the experience gained from serving on the boards of several public companies.

Scott McBride

On February 27, 2025 Scott McBride has been appointed President of Waste-to-Energy Operations for Waste Energy Corp, where he will oversee all locations. And has been named to the Board of Directors.

Mr. McBride brings extensive expertise in pyrolysis technology and environmental sustainability. He holds a degree in Environmental Science from Western Colorado University and a Master’s degree in Education from Monmouth University in New Jersey. He is also the founder of EnergyFX, a company dedicated to advancing pyrolysis solutions to combat plastic waste. His leadership will be instrumental in scaling Waste Energy Corp’s operations and ensuring the success of the Fayetteville facility and future locations.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended December 31, 2024 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Scott Gallagher	1	1	Nil
Braden Glasbergen	1	1	Nil
Edmund C. Moy	1	1	Nil
Scott McBride	1	1	Nil

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

Audit Committee

We have an audit committee consisting of Edmund C. Moy (Chair), and Scott McBride. Our audit committee assists our board of directors in fulfilling its responsibility to our stockholders relating to corporate accounting matters, the financial reporting practices of our company, and the quality and integrity of the financial reports of our company.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2024;
(b)	each of two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2024; and
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2024,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company for the years ended December 31, 2024 and 2023 are set out in the following summary compensation table:

Summary Compensation Table – Years Ended December 31, 2024 and 2023

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Scott Gallagher	2023	-	-	-	40,000	(2)	-	-	180,000	220,000
President	2023	-	-	-	181,843	(2)	-	-	168,750	350,593
Swapan Kakumanu	2024	-	-	-	40,000	(2)	-	-	65,000	105,000
Chief Financial Officer (Former) Secretary and Treasurer(1)	2023	-	-	-	210,489	(2)	-	-	183,750	394,239

Notes:

(1)	On December 4, 2018, Mr. Kakumanu was appointed as the chief financial officer of our company. On September 16, 2020, we appointed Mr. Kakumanu as our secretary and treasurer. On March 17, 2025 Mr. Kakumanu resigned from his positions with the Company.
(2)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. See Note 15 of our annual financial statements for the years ended December 31, 2024 and 2023 for a description of the assumptions made in the valuation of these stock options.

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

On January 6, 2024 we granted 2,000,000 stock options to Swapan Kakumanu and 2,000,000 stock options to Scott Gallagher. Each option is exercisable for a period of 10 years at a price of $0.02 per share. The stock options granted to vesting upon issuance.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2024:

	Option awards						Stock awards
Name	Number of securities underlying unexercised options(#) exercisable		Number of securities underlying unexercised options (#)unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Scott Gallagher	666,666	(3)	-	-	0.09	August 26, 2032	-	-	-	-
Scott Gallagher	2,000,000		-	-	0.09	April 21, 2033	-	-	-	-
Scott Gallagher	2,000,000				0.02	January 6, 2034
Swapan Kakumanu	100,000	(1) (5)	-	-	0.10	October 15, 2027	-	-	-	-
Swapan Kakumanu	2,300,000	(4)	-	-	0.09	August 26, 2032	-	-	-	-
Swapan Kakumanu	2,000,000		-	-	0.09	April 21, 2033	-	-	-	-
Swapan Kakumanu	2,000,000				0.02	January 6, 2034

Notes:

(1)	The stock options become exercisable as follows: (i) 1/3 upon the date of grant (October 15, 2017); (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date.
(2)	The stock options become exercisable as follows: (i) 1/3 upon the date of grant (February 10, 2021); (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date.
(3)	The stock options become exercisable as follows: (i) 1/3 upon the date of grant (August 26, 2022); (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date.
(4)	The stock options become exercisable as follows: (i) 1/2 upon the date of grant (August 26, 2022) and (ii) 1/2 on the first anniversary date.
(5)	These stock options are held by Red to Black Inc., a company controlled by Swapan Kakumanu.

Compensation of Directors

During the year ended December 31, 2024, compensation to directors of our company is set out in the director compensation table below:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Cameron Chell	-	-	40,000	(1)(5)	-	-	-	40,000
James P. Geiskopf	-	-	40,000	(2)(5)	-	-	-	40,000
Edmund C. Moy	-	-	10,000	(3)(5)	-	-	-	10,000
Shelly Murphy	-	-	10,000	(4)(5)	-	-	-	10,000

(1)

As of December 31, 2022, Mr. Chell owned the following stock options: stock options to purchase 400,000 shares of our common stock at an exercise price of $0.10 per share until October 15, 2027 pursuant to the stock option agreement dated October 15, 2017 and stock options to purchase 2,500,000 shares of our common stock at an exercise price of $0.09 per share until August 26, 2032 pursuant to the stock option agreement dated August 26, 2022. On January 6, 2024 we granted 2,000,000 stock options that are exercisable for a period of 10 years at a price of $0.02 per share. The stock options granted to vesting upon issuance.

(2)	As of December 31, 2022, Mr. Geiskopf owned the following stock options: stock options to purchase 400,000 shares of our common stock at an exercise price of $0.10 per share until October 15, 2027 pursuant to the stock option agreement dated October 15, 2017 and stock options to purchase 2,200,000 shares of our common stock at an exercise price of $0.09 per share until August 26, 2032 pursuant to the stock option agreement dated August 26, 2022 and stock options to purchase 2,000,000 shares of our common stock at an exercise price of $0.09 per share until April 21, 2033 pursuant to the stock option agreement dated April 21, 2023. On January 6, 2024 we granted 2,000,000 stock options that are exercisable for a period of 10 years at a price of $0.02 per share. The stock options granted to vesting upon issuance.
(3)	As of December 31, 2022, Mr. Moy owned the following stock options: stock options to purchase 800,000 shares of our common stock at an exercise price of $0.09 per share until August 26, 2032 pursuant to the stock option agreement dated August 26, 2022 and stock options to purchase 500,000 shares of our common stock at an exercise price of $0.09 per share until April 21, 2033 pursuant to the stock option agreement dated April 21, 2023. On January 6, 2024 we granted 500,000 stock options that are exercisable for a period of 10 years at a price of $0.02 per share. The stock options granted to vesting upon issuance.
(4)	As of December 31, 2022, Ms. Murphy owned the following stock options: stock options to purchase 500,000 shares of our common stock at an exercise price of $0.09 per share until August 26, 2032 pursuant to the stock option agreement dated August 26, 2022 and stock options to purchase 500,000 shares of our common stock at an exercise price of $0.09 per share until April 21, 2033 pursuant to the stock option agreement dated April 21, 2023. On January 6, 2024 we granted 5,000,000 stock options that are exercisable for a period of 10 years at a price of $0.02 per share. The stock options granted to vesting upon issuance.
(5)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. See Note 15 of our annual financial statements for the years ended December 31, 2024 and 2023 for a description of the assumptions made in the valuation of these stock options.

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

On January 6, 2024, we granted stock options to our directors (2,000,000 stock options to James P. Geiskopf, 500,000 to Edmund Moy, and 500,000 to Shelly Murphy). Each stock option is exercisable for a period of 10 years at a price of $0.02 per share. The stock options vest the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 10, 2025, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our directors, our named executive officers and by our executive officers and directors as a group.

Name	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)(2)
Scott Gallagher	Common Stock	6,305,714	(3)	0.946%
Edmund C. Moy	Common Stock	1,801,000	(4)	*
All current executive officers and directors as a group (2 persons)	Common Stock	8,105,714		0.95%

Notes

* Less than 1%.

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2)	Percentage of ownership is based on 138,036,826 shares of our common stock issued and outstanding as of April 10, 2025.
(3)	Consists of 1,305,714 shares of our common stock and 5,000,000 shares of our common stock underlying 1,800,000 stock options that are vested or will be vested within 60 days.
(4)	Consists of 1,000 shares of our common stock and 1,800,000 shares of our common stock underlying 1,800,000 stock options that are vested or will be vested within 60 days.

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

Director Independence

We currently act with three directors consisting of Scott Gallagher, Edmund C. Moy, and Scott McBride. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not independent if, among other things, (1) he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation; or (2) he or she accepted or who has a family member who accepted any compensation from our company in excess of $120,000 during any period of twelve consecutive months within the past three years, other than the following: (i) compensation for board or board committee service; (ii) compensation paid to a family member who is an employee (other than an executive officer) of our company; or (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation.

In addition, Scott Gallagher, Edmund C. Moy, and Scott McBride, the members of our audit committee, have not accepted directly or indirectly any consulting, advisory, or other compensatory fee from our company or subsidiary other than in his or her capacity as a member of the audit committee, our board of directors, or any other board committee, and each member of our audit committee is not a beneficial owner, directly or indirectly, of more than 10% of our common stock and is not an executive officer of our company. Accordingly, they are independent under independence standards applicable to the audit committee of a company whose stock is listed on the Nasdaq Capital Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to our company for the years ended December 31, 2024 and December 31, 2023 for professional services rendered by Integritat CPA LLC, our independent registered public accounting firm:

Fees	2024*		2023
Audit Fees	$50,000	*	$53,100
Audit Related Fees	-		-
Tax Fees	-		-
Other Fees	-		-
Total Fees	$50,000		$53,100

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

WASTE ENERGY CORP.

By:

/s/ Scott Gallagher
Scott Gallagher
President
(Principal Executive Officer)
Date: May 9, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott Gallagher
Scott Gallagher
President
(Principal Executive Officer)
Date: May 9, 2025

/s/ Braden Glasbergen
Braden Glasbergen
Chief Financial Officer, Treasurer and Secretary

Date: May 9, 2025
/s/ Edmund C. Moy
Edmund C. Moy
Director
Date: May 9, 2025

