Form 10-Q
period 2025-03-31
WASTE ENERGY CORP.
filed 2025-06-06
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 138,036,826 shares of common stock issued and outstanding as at June 6, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the quarter ended March 31, 2025 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading.

Waste Energy Corp.

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(unaudited)	(audited)
Assets

Current Assets
Cash and cash equivalents	$64,306	$682
Accounts receivable	35,000	35,000
Interest receivable, net (see note 7)	-	-
Notes receivable, net (see note 7)	-	-
Total Current Assets	99,306	35,682

Non-current assets
Capital advance	$310,000	$-
Total non-current assets	310,000	-

Total Assets	$409,306	$35,682

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$544,884	$545,883
Accounts payable and accrued expenses, related party	961,980	1,065,380
Deferred revenue	511,033	77,700
Notes payable, net	167,061	183,056
Derivatives liability	40,943	40,943
Convertible notes payable – software acquisition	854,250	854,250
Convertible notes payable – other	405,334	439,159
Total Current Liabilities	3,485,485	3,206,371

Total Liabilities	3,485,485	3,206,371

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 400,000,000 shares authorized; 138,036,826 and 128,064,469 shares issued and outstanding as at March 31, 2025 and December 31, 2024, respectively	138,037	128,065
Additional paid-in-capital	46,878,527	46,820,921
Stock subscriptions payable	50,000	-
Accumulated deficit	(49,981,485)	(49,958,417)
Total Waste Energy Corp. Stockholders’ Equity	(2,914,921)	(3,009,431)
Non-controlling interest	(161,258)	(161,258)
Total Stockholders’ Equity	(3,076,179)	(3,170,689)

Total Liabilities and Stockholders’ Equity	$409,306	$35,682

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Revenues
Consulting services	$41,667	$-
Total revenues	41,667	-

Operating expenses
General and administrative expense	46,858	523,192
Total operating expenses	46,858	523,192

Net loss from operations	(5,191)	(523,192)

Other income (expense)
Note interest expense	(17,877)	(16,413)
Bad debt (recovery)	-	446,071
Investment write-off	-	(446,071)
Total other income	(17,877)	(16,413)

Net loss	$(23,068)	$(539,605)

Net loss (income) from non-controlling interest	-	-
Net loss attributable to Waste Energy Corp.	(23,068)	(539,605)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	134,202,246	112,193,747

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating activities
Net loss for the period	$(23,068)	$(539,605)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	24,378	45,890
Stock-based compensation and forfeitures, related party	-	183,237
Changes in operating assets and liabilities
Accounts receivable	-	50,112
Prepaid expenses	-	(2,000)
Accounts payable and accrued expenses	(1,999)	589,742
Accrued interest on convertible notes payable	9,375	-
Accounts payable and accrued expenses, related party	(102,400)	(396,347)
Deferred revenue	433,333	-
Net cash used in operating activities	339,619	(68,971)

Investing activites
Capital advance	$(310,000)	$-
Net cash used in investing activies	(310,000)	-

Financing activities
Proceeds from the stock to be issued	50,000	-
Proceeds from issuance of convertible note	-	50,000
Proceeds from issuance of note payable	-	75,000
Payments made on notes payable	(15,995)	(52,219)
Net cash provided by financing activities	34,005	72,781

Net changes in cash and equivalents	63,624	3,810

Cash and equivalents at beginning of the period	682	3,076

Cash and equivalents at end of the period	$64,306	$6,886

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash paid in interest	$3,369	$16,413
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation	$24,378	$45,890
Stock-based compensation – related party	$-	$183,237
Full conversion of convertible note payable to common stock of WEC - $96k loan, $43,200 converted	$43,200	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock Number of Shares (#)	Common Stock Dollar Amount ($)	Additional Paid-in Capital ($)	Stock Subscriptions Payable ($)	Accumulated Deficit ($)	Non- Controlling Interest ($)	Total Shareholders’ Equity (Deficit) ($)
Balance, December 31, 2023	108,807,923	108,808	46,232,087		(47,078,270)	(161,258)	(898,633)
Stock based compensation			119,972				119,972
Stock-based compensation, related party			143,593				143,593
Share issuance on conversion of loan payable	10,611,546	10,612	56,513				67,125
Share issuance on conversion of loan payable	625,000	625	24,376				25,001
Share issuance for services	4,600,000	4,600	179,400				184,000
Shares issuance for services - related party	920,000	920	17,480				18,400
Shares issued for cash – private placement	2,500,000	2,500	47,500				50,000
Net income/(loss) for the year					(2,880,147)		(2,880,147)
Balance, December 31, 2024	128,064,469	128,065	46,820,921	-	(49,958,417)	(161,258)	(3,170,689)
Stock based compensation			24,378				24,378
Share issuance on conversion of note payable	9,972,357	9,972	33,228				43,200
Private placement for cash – to be issued				50,000			50,000
Net income/(loss) for the year					(23,068)		(23,068)
Balance, March 31, 2025 (unaudited)	138,036,826	138,037	46,878,527	50,000	(49,981,485)	(161,258)	(3,076,179)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Notes to Unaudited Condensed Interim Consolidated Financial Statements

As of March 31, 2025 and for the three months ended March 31, 2025 and 2024

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

On June 22, 2021, we incorporated a new Delaware subsidiary, Motoclub LLC, to create a marketplace for digital automotive collectibles. This entity is deemed a discontinued operation.

On June 22, 2021, we incorporated a new Delaware subsidiary, EnderbyWorks, LLC, (“EnderbyWorks”) to create a direct-to-consumer, feature-length film viewing and distribution platform delivering feature-length films and digital collectible entertainment content as NFTs. This entity is deemed a discontinued operation.

On August 24, 2022, the Company changed its name from CurrencyWorks Inc. to MetaWorks Platforms, Inc (“MWRKS”).

On May 13, 2024, we incorporated a new Florida subsidiary, Energy Works, Inc., (“EnergyWorks”).

On September 6, 2024, the Company changed its name from MetaWorks Platforms, Inc. to Waste Energy Corp.

Going Concern

The accompanying condensed interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On a consolidated basis, the Company has incurred significant operating losses since its inception. For the period ended March 31, 2025 and 2024, the Company incurred losses of $23,068 and $539,605, respectively. On March 31, 2025 and December 31, 2024, the Company has an accumulated deficit of $49,981,485 and $49,958,417, negative working capital of $3,386,179, and $3,170,689, respectively, and cash balances of $64,306 and $682, respectively. Further losses are anticipated as the Company pursues business opportunities, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profits, adequate cash flows and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties, related party debt and proceeds from the issuance of stock. There are no assurances that the Company will be able to secure funding on terms that are acceptable to the Company or at all.

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

Basis of Consolidation

The consolidated statements include the accounts of the Company and its subsidiaries. CurrencyWorks USA Inc.(“CW”) (formerly ICOx USA, Inc.), Energy Works Inc. (“EG”) and Enderby Works LLC (“EW”) are wholly owned subsidiaries. EW became a wholly owned subsidiary in 2023, see Note 7 Notes Receivable. MotoClub (“MB”) is a majority-owned subsidiary, 80% held by (“WEC”). All intercompany transactions and balances have been eliminated.

Discontinued Operations

The Company accounts for discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations. The disposal of a component or group of components is classified as a discontinued operation if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. This includes the sale, abandonment, or other disposal of legal entities, business segments, or significant components.

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

Segment reporting

The Company reports segment information in accordance with ASC 280, Segment Reporting, based on the manner in which the Chief Operating Decision Maker (CODM) allocates resources and assesses performance. The Company’s chief operating decision maker (“CODM”) is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the three months ending March 31, 2025 and the year ended December 31, 2024 the Company has identified three reportable operating segments:

1.	Administrative Segment – Includes corporate functions such as finance, legal, human resources, and executive management. This segment supports the operations of the other business units and does not generate revenue.

	Three months ended March 31,
	2025	2024

Advertising & marketing	3,264	184,000
Consulting fees	-	75,000
Licenses	172	13,849
Stock based compensation (related and non-related party)	24,378	229,126
Rent	-	6,000
Professional fee	3,539	6,458
Accounting	-	-
Other general and administrative	15,505	8,759
Operating expense total	46,858	523,192

Change in derivative liability	-	-
Loss on indirect write off – note receivable	-	-
Loss from investment write-off	-	-
Interest expense and charges - note payable	(17,877)	(16,413)
Gain from debt forgiveness	-	-
Other income (expense)	(17,877)	(16,413)

Net loss from continued operations	(64,735)	(539,604)

2.	Renewable Energy Consulting Segment – Engaged in providing advisory and implementation services related to clean energy solutions. Revenue is generated through consulting contracts and project-based services.

	Three months ended March 31,
	2025	2024
Revenue
Consulting services	$41,667	$-
Total Revenue	41,667

Advertising & marketing	-	-
Consulting fees	-	-
Licenses	-	-
Other general and administrative	-	-
Operating expense total	-	-

Net profit from continued operations	41,667	-

3.	Renewable Energy Generation Segment – Comprises assets and operations related to the production of renewable energy, including waste-to-energy. This segment is currently in the development phase. Expenses incurred to date have been primarily capital in nature, and accordingly, there are no material operating expenses reported in the segment results during the reporting period.

Segment results are reviewed by the CODM primarily on the basis of segment-level expenditures and project progress. Intersegment transactions, if any, are eliminated in consolidation. The accounting policies of the segments are consistent with those described in the consolidated financial statements.

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

Management evaluates the collectability of notes receivable in accordance with the Current Expected Credit Loss (“CECL”) model under ASC 326. This approach requires the Company to estimate expected credit losses over the contractual life of the notes, considering historical loss experience, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is adjusted through earnings and reflects management’s best estimate of losses expected to be incurred. When collection is no longer reasonably assured or the note is deemed uncollectible, it is written down to its estimated recoverable amount. These estimates involve significant judgment and are subject to change as conditions evolve.

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

With respect to legal matters, provisions are reviewed and financial information is adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The Company is party to a lawsuit see note 11.

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

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2023, and prior. Based on the evaluation of the 2024 transactions and events, the Company does not believe it has any material uncertain tax positions that require measurement.

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at March 31, 2025 or December 31, 2024, and have not recognized interest and/or penalties in the consolidated statement of operations for the period ended March 31, 2025 or year ended December 31, 2024.

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

Accounts receivable balances relate to the consulting services business and are reported at their net realizable value. From management’s best estimate, there is no allowance for doubtful accounts on March 31, 2025, and December 31, 2024. Management individually reviews accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that may not be collected and would directly write off these balances. Management considers several factors, including the age of the receivables, current economic conditions and other information management obtains regarding the financial condition of customers. The policy for determining the past due status is based on the contractual payment terms of each customer. If conditions are identified that pose significant risk of non-collections the determination to directly write off uncollectible receivables is made.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Earnings per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted EPS on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all diluted potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants or stock options (Note 13 and Note 15 respectively). Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

On March 31, 2025 the Company had convertible debt outstanding, warrants exercisable to 4,687,500 shares of common stock and stock options exercisable to 33,213,334 shares of common stock. On December 31, 2024 the Company had convertible debt outstanding, warrants exercisable to 4,687,500 shares of common stock and stock options exercisable to 33,213,334 shares of common stock. For both periods the effect of exercisable options and warrants is anti-dilutive and they have been excluded from dilutive EPS.

Stock-Based Compensation

The Company has adopted FASB guidance on stock-based compensation. Under ASC 718-10-30-2 “Stock Compensation”, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. The fair value of the options is calculated using the Black Scholes valuation model (Note 15).

The Company has issued stock options to employees and non-employees. Stock options granted to non-employees for services or performance not yet rendered would be expensed over the service period or until the goals have been reached. Stock options granted to employees are expensed over the vesting period of the options. The fair value of stock options is determined on the grant date.

Forfeitures of options are recognized as they occur. Compensation cost previously recognized is reversed on the date of forfeiture for any options that are forfeited prior to the completion of the requisite service period or vesting period.

Cancellation of an award accompanied by the concurrent grant of (or offer to grant) a replacement award of other valuable consideration is accounted for as a modification of the terms of the canceled award. The total compensation cost measured on the date of a cancellation and replacement at the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered (or has already been rendered) at that date plus the incremental cost resulting from the cancellation and replacement.

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

When determining fair value, whenever possible, the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of March 31, 2025 and December 31, 2024, the Company did not have any level 1 or 2 financial instruments. On March 31, 2025 and December 31, 2024 the Company’s level 3 financial instruments were derivative liabilities for warrants issued and outstanding that were not indexed to the Company’s stock, notes payable and notes receivable valued at their present values and equity investments in other entities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at March 31, 2025.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Notes Payable	-	-	$167,061
Derivative liability	-	-	$40,943
Convertible notes payable	-	-	$1,259,584

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at December 31, 2024.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Notes payable, net	-	-	$183,056
Derivative liability	-	-	$40,943
Convertible notes payable	-	-	$1,293,409

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

During the year ended December 31, 2024 decisions were being made to divert the business’ focus from software development and consulting, and digital asset platforms to Waste Energy, and the Company also changed its name on September 6, 2024 from “Metaworks Platforms, Inc.” to “Waste Energy Corp”. There remain a few customer projects that would continue to generate revenue from previous revenue streams whilst the Company restructures its operations to generate revenues in the waste-to-energy industry.

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

Non-Fungible Token (‘NFT”) Revenue

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

Disaggregated Revenue Disclosure

Principally all customers are located in the USA. During the quarter ended March 31, 2025, the Company’s consulting revenue is from a single source. During the quarter ended March 31, 2024 no revenues were generated.

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

3. CONCENTRATION AND CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist of cash. Cash is maintained with a major financial institution in the USA that is creditworthy. The Company maintains cash in bank accounts insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC). On March 31, 2025 and on December 31, 2024, no cash balances were in excess of federally insured limits.

During the period ended March 31, 2025 one customer made up 10% or more of total revenue. Their balance amounted to $41,667 from consulting services. During the period ended March 31, 2024, the Company generated no revenues, and therefore had no significant customers.

During the period ended March 31, 2025, one customer individually made up 10% or more of total accounts receivable, their balances amounted to $35,000. During the year ended December 31, 2024, one customer made up 10% or more of total accounts receivable, their balances amounted to $35,000.

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

Discontinued operations - net income (loss)	For the three months ended March 31, 2025	For the year ended December 31, 2024
Revenue
Consulting services	$-	$-
NFT revenue	-	-
Movie distribution revenue	-	-

Expenses:
General and administrative - Other	-	-
General and administrative - Service Costs	-	-
Loss on impairment of software	-	1,554,250
Net loss from discontinued operations	$-	$(1,554,250)

Discontinued operations - cash flows
Net loss for the year from discontinued operations	-	(1,554,250)
Loss on impairment of software	-	1,554,250
Net cash (used in) operating activities from discontinued operations	$-	$-

5. ACCOUNTS RECEIVABLE

As at March 31, 2025, the Company had accounts receivables of $35,000 compared to $35,000 as at December 31, 2024. Receivables consist of revenues generated through movie licensing part of discontinued operations.

6. CAPITAL ADVANCE

On February 21, 2025, and March 28, 2025, the Company made payments of $93,000 and $217,000, respectively, to a third-party vendor for the construction of renewable energy assets designed to convert waste to energy. The total payments of $310,000 as of March 31, 2025, relate to this equipment that, which upon completion, will be used internally to support the Company’s renewable energy operations.

As of the reporting date, the asset remains under the control and custody of the vendor and under construction. Accordingly, the asset does not yet meet the criteria for capitalization under ASC 360, Property, Plant, and Equipment. Instead, the payments have been classified as capital advance on the balance sheet, pending its transfer of control and the completion of the asset to be placed in service.

The asset is expected to be completed and custody to be transferred to the Company by November 2025, at which point the Company anticipates reclassifying the capital advance to Construction in Progress and subsequently to Property, Plant, and Equipment upon the asset being placed in service. The Company will begin depreciation in accordance with its fixed asset depreciation policy once the asset is available for its intended use.

7. NOTES RECEIVABLE – RELATED PARTY

	March 31, 2025	December 31, 2024

Notes receivable - Enderby – current portion	2,261,612	2,180,479
Allowance for doubtful accounts, Enderby	(2,261,612)	(2,180,476)
Notes receivable, Enderby – net	-	-

On May 5, 2021, the Company loaned $400,000 to Fogdog Energy Solutions Inc. (“Fogdog”), pursuant to convertible promissory note. The note bore interest at a rate of 4% per annum. On May 5, 2022 the note was amended making the maturity date December 31, 2024. Under certain conditions as outlined in the promissory note, the Company may convert the outstanding loan into Fogdog’s common stock. On March 22, 2024, the Company elected to convert the $400,000 promissory note along with $46,071 in accrued interest and now the Company holds 11.5% equity stake in Fogdog.

The allowance for doubtful accounts for the notes receivable converted to shares in the quarter ended June 30, 2024 was recovered resulting in a gain of $446,071. The investment was booked at cost and its full cost was impaired as Fogdog is a private unaudited entity with no active market and its value could not be substantiated for reporting purposes, this resulted in an impairment loss of $446,071 during the fiscal year ended December 31, 2024. The loss from the investment impairment and the gain from the recovery of the note receivable settled were charged to the same classification on the statement of operations resulting in no value reported to impact net loss for the quarter ended March 31, 2025 or the year ended December 31, 2024.

On August 20, 2021, the Company loaned an additional $850,000 to Fogdog pursuant to convertible promissory note. The note bears interest at a rate of 10% per annum. On August 20, 2022 the note was amended making the maturity date December 31, 2028. The note may not be prepaid without the written consent of the Company. On April 10, 2024, the Company and Fogdog agreed to an extension of terms on the note, amending the maturity date to December 31, 2029.

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

On March 15, 2023, the Company signed an agreement with its partner in the jointly-owned subsidiary EnderbyWorks to become the 100% owner of the entity. Enderby Entertainment exchanged its 49% interest in EnderbyWorks to the corporation for forgiveness of outstanding payables amounting to $190,147 and the assumption of the secured promissory note of $1,828,000 due to the Company by Enderby Entertainment Inc. This note receivable had an annual interest rate of 8% due and was payable on July 6, 2024. On September 30, 2024, the note is in default and now accrues interest at rate of 18% per annum. There is also a royalty clause on the existing assets that EnderbyWorks will pay Enderby Entertainment 50% of the first $6,000,000 in net revenue, if revenue is earned by EnderbyWorks in the future. The note is deemed potentially non-collectible. In 2023, an allowance for potential non-collections was allocated to the note, resulting in a net realizable value of zero and an impairment loss of $2,097,542 was incurred; this allowance remains unchanged as of March 31, 2025 and December 31, 2024.

8. LOAN PAYABLES

Notes Payable

On June 14, 2022, the Company issued a promissory note payable for $117,000 (“Note A”). The promissory note is unsecured, payable on demand, and was set to mature on August 13, 2022. The promissory note bore interest at a rate per annum equal to the Bank of Canada’s Prime rate and has a one-time interest charge of $14,011. On August 9, 2022, a promissory note extension was signed, extending the maturity date of the note payable to February 14, 2023. The note requires monthly payment of $13,077 over 10 months. On January 31, 2023, the Company signed an amendment to extend the maturity date of the loan to February 14, 2024 at an interest rate equal to the Bank of Canada’s Prime rate plus 3%. The Principal balance owed on March 31, 2025 and December 31, 2024 is $117,000. Accrued interest on this loan is $24,949 and $22,655 on March 31, 2025 and December 31, 2024 respectively. The note went into default during 2024, and management is currently negotiating an extension with the loan holder.

On November 8, 2022, the Company entered into a promissory note agreement (“Note B”) to raise $116,760. Note B has a discount of $12,510 and fees of $4,250, resulting in net proceeds of $100,000. The Note is unsecured, has a one-time interest charge of $14,011, and matured on November 8, 2023. Note B’s total of $130,771 (including principal, interest, and fees) will be repaid in ten payments, each in the amount of $13,077 with the first payment made on December 30, 2022, and nine subsequent payments each month thereafter with a five-day grace period with respect to each payment. As of December 31, 2024 Note B has been paid in full.

On April 19, 2023, the Company entered into a promissory note agreement (“Note C”) with one subscriber to raise a net amount of $75,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $88,760, plus a one-time interest charge of 13% ($11,538), which accrues on the issuance of the promissory note, is unsecured and matured on April 19, 2024. The Company also agreed to an original issuance discount of $9,510. The total amount of the promissory note of $100,298 (including principal, interest and fees) will be repaid in ten payments each in the amount of $10,030, the first payment is due on May 30, 2023, with nine subsequent payments each month thereafter. There is a five-day grace period with respect to each payment. As of December 31, 2024 Note C has been paid in full.

On September 5, 2023, the Company entered into a promissory note agreement (“Note D”) that was dated September 5, 2023 with one subscriber (the “Holder”) to raise a net amount of $104,250, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the Holder (the “Promissory Note”). The principal of the Promissory Note is $119,887.50, plus a one-time interest charge of 11% ($13,187), which accrues on issuance of the Promissory Note. It is unsecured and matured on July 15, 2024. The Company also agreed to an original issuance discount of $15,637. The total amount of the Promissory Note of $133,074 (including principal and interest) will be repaid in ten payments each in the amount of $13,307, with the first payment due on October 15, 2023, with nine subsequent payments each month thereafter. There is a five-day grace period with respect to each payment. In the event of a default, the Promissory Note is convertible into shares of our common stock. In a default situation, the Holder will have the right to convert all or any part of the outstanding and unpaid amount of the Promissory Note into shares of our common stock at a conversion price that is equal to the lowest trading price for the shares of common stock during the 25 trading days prior to the conversion date. Upon the occurrence and during the continuation of any event of default, the Promissory Note will immediately become immediately and payable and, if we wish to repay the Promissory Note in cash, we must pay an amount equal to 200% of the then outstanding principal amount of the Promissory Note plus accrued and unpaid interest on the unpaid principal amount of the Promissory Note plus any default interest, if any. As of December 31, 2024 Note D was paid in full.

8. LOAN PAYABLES (CONT’D)

On December 5, 2023, the Company entered into a promissory note agreement (“Note E”) with one subscriber (the “Holder”) to raise a net amount of $45,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the Holder (the “Promissory Note”). The Promissory Note is in the amount of $52,500, plus a one-time interest charge of 10% ($3,697), which accrues on issuance of the Promissory Note, is unsecured and matured on September 15, 2024. The Company also agreed to an original issuance discount of $2,500. The maturity was September 15, 2024. There is a five-day grace period on this payment. In the event of a default, the Promissory Note is convertible into shares of our common stock. In a default situation the Holder will have the right to convert all or any part of the outstanding and unpaid amount of the Promissory Note into shares of our common stock at a conversion price that is Variable Conversion Price (as defined herein) subject to equitable adjustment by the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTC, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. We issued the Promissory Note and intend to issue shares of our common stock upon conversion of the Promissory Note to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and in issuing these securities, we relied or will rely on the exemptions from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 promulgated under the Securities Act of 1933. During June 2024 the company converted debt of $45,000 into 5,342,220 shares of common stock (see note 14). As of December 31, 2024 Note E was paid in full.

On April 28, 2023, the company received a $25,000 loan from an accredited investor. There is no fixed terms of repayment and is not accruing interest. On March 1, 2024 the Company converted the $25,000 debt into 625,000 shares of our common stock at a value of $.04 per share.

On July 2, 2024, the Company closed on a convertible promissory note (the “Promissory Note”) and entered into a securities purchase agreement dated July 1st, 2024 with one subscriber (the “Holder”) to raise a net amount of $90,000, pursuant to the terms and subject to the conditions of the convertible promissory note issued to the Holder (the “Promissory Note”). The Promissory Note is in the amount of $115,200, is unsecured and matures on May 15, 2025 (the “Maturity Date”). We also agreed to an original issuance discount of $19,200. The Promissory Note bears interest at the rate of 10% per annum on the unpaid principal balance from July 1st, 2024 until the Maturity Date. Any amount of principal or interest on the Promissory Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the same is paid. The Promissory Note is convertible into shares of common stock of the Company only in the event of a default, upon the terms and subject to the limitations and conditions set forth in the Promissory Note. Upon the occurrence and during the continuation of any event of default, the Promissory Note will immediately become payable on the conditions as set forth in the Promissory Note. The balance at March 31, 2025 was $54,895, which includes $8,097 in accrued interest, and the balance on December 31, 2024 was $78,022, which includes $11,466 in accrued interest.

Convertible Notes Payable

On June 16, 2023, Waste Energy acquired software, including a Web3 business metaverse platform, Chat GPT-powered AI avatar technology, and domain portfolio, including UtopiaVR.com. This acquisition also includes a patent-pending IP technology relating to metaverse haptics that will hold potential for future development and licensing opportunities. Consideration for the acquisition of the assets included: (i) the issuance of 7,000,000 shares of common stock of the Company (each, a “Share”); (ii) the issuance of a convertible promissory note in the principal amount of $700,000, which matured on July 5, 2024 and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of $0.10 per Share; and (iii) the issuance of a convertible promissory note in the principal amount of $154,250, which matured on July 5, 2024, and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of $0.10 per Share. On March 31, 2025 and December 31, 2024 the balance owed to the software developer was $854,000. These notes are non-interest-bearing. This note was in default as of March 31, 2025 and December 31, 2024.

On March 4, 2024, the Company officially entered into a promissory note agreement that was dated March 1, 2024 with one subscriber (the “Holder”) to raise a net amount of $75,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the Holder (the “Promissory Note”). The Promissory Note is in the amount of $80,000, plus a one-time interest charge of 15% ($14,400), which began to accrue interest on the unofficial issuance date, is unsecured and matured on December 30, 2024. The Company also agreed to an original issuance discount of $16,000. The total amount of the Promissory Note is $110,400 (including principal and interest). The note is to be paid by various balloon payments of $55,200 due on August 30, 2024 and payments of $13,800 on the 30th of each month starting September 30, 2024. There is a five-day grace period with respect to each payment. During the quarter ended March 31, 2025 the balance was converted to shares (see Note 13). The principal balance on December 31, 2024 was $43,200, and no interest balance was owed.

On June 11, 2024, the Company entered into a Convertible Loan Agreement (the “Convertible Loan Agreement”) for a total of $375,000. Pursuant to the terms and subject to the conditions of the convertible loan agreement issued to the holder. The Convertible Loan Agreement is in the amount of $375,000 and carries an interest rate of 10%. The Loan is due in one year and matures on June 11, 2025. In the event of a default, the Convertible Loan Agreement is convertible into shares of our common stock at a price of $0.025, any outstanding loan amount at the time of default will increase by 30%. In a default situation the holder will have the right to convert all or any part of the outstanding and unpaid amount of the Convertible Loan Agreement into shares of our common stock at $0.025 per share. Upon the occurrence and during the continuation of any event of default, the Convertible Loan Agreement will become immediately due and payable and, if we wish to repay the Convertible Loan Agreement in cash, we must pay an amount equal to 130% of the then outstanding principal amount of the Convertible Loan Agreement plus accrued and unpaid interest on the unpaid principal amount of the Convertible Loan Agreement plus any default interest, if any. The amount owed at March 31, 2025 and December 31, 2024 is $375,000. Accrued interest on this convertible loan is $30,334 and $20,959 on March 31, 2025 and December 31, 2024, respectively.

9. DERIVATIVE LIABILITIES

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

The following table summarizes the weighted average key inputs used in the Black-Scholes model for all outstanding conversion feature derivative liabilities as of the measurement dates:

Input	Weighted Avg. On March 31, 2025	Weighted Avg. on December 31, 2024
Stock price	$0.0140	$0.006
Exercise price (conversion price)	$0.051	$0.037
Risk-free interest rate	4.31	4.23
Expected term (years)	0.39	0.50
Expected volatility	115%	82%
Dividend yield	0%	0%

The following table summarizes the changes in derivative liability:

Description	March 31, 2025	December 31, 2024
Derivative Liability beginning balance	$40,941	$-
Initial recognition of derivatives	-	1,370
Change in fair value	-	40,941
Settlements/conversions	-	(1,370)
Derivative Liability ending balance	40,941	$40,941

10. DEFERRED REVENUE

Prior to December 31, 2024, the Company received $77,700 cash from customers as deposits for work to be performed for discontinued operations. As of March 31, 2025, the products had not been delivered to the customers, therefore the deposits have been recorded as deferred revenue.

During the quarter ended March 31, 2025 the Company received $475,000 towards a $500,000, 12 month consulting contract. The company has recognized one month of this revenue, resulting in $41,667 in reduction to the deposit received.

See table below for transactions that occurred during the quarter:

	31-Mar-25	31-Dec-24
Opening	$77,700	$77,700
Customer deposits received	475,000	-
Consulting fee earned	(41,667)	-
Total deferred revenue	511,033	77,700

11. COMMITMENTS AND CONTINGENCIES

Contingent Commitments

The Company entered into a rental agreement with a related party on August 23, 2021, for its corporate office address on 3250 Oakland Hills Court, Fairfield, California, 94561. The lease expired on August 31,2022; it was originally for one year at a rate of $2,000/month. Since its expiration there has been no formal agreement written to extend the rent arrangement, but it is informally extended on a month-to-month basis. During the Quarter ended March 31, 2025 the company has not accrued rent due to charges being waived by the related party. During 2024, a total of $24,000 was incurred for lease expense because of this arrangement.

On June 2, 2019, the Company agreed to pledge an uncollected invoice in the amount of $752,500 as collateral for Business Instincts Group, Inc. (“BIG”), a related party, to obtain a loan from LarCo Holdings, LLC (“LarCo”), an unrelated party. The Company subsequently executed additional loan amendments with BIG and LarCo dated July 2, 2019, July 8, 2020, April 1, 2021 and April 17, 2023. These amendments confirmed that the Company agreed to pledge the collections of an account receivable invoice in the amount of $752,500. Should the Company collect the accounts receivable, in whole or in part, it will transfer these proceeds directly to LarCo. The Company’s balance due from the related invoice was not reported as part of gross accounts receivable on March 31, 2025 and December 31, 2024. The Company is party to litigation proceedings related to the arrangement, see below.

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

12. RELATED PARTY TRANSACTIONS

On January 22, 2018, the Company appointed James Geiskopf as Lead Director. On June 28, 2024, James resigned from the Company’s Board of Directors. As of March 31, 2025 and December 31, 2024, the Company has accounts payable and accrued expenses owed to this related party of $74,244.

On April 1, 2021, the Company appointed Cameron Chell as Executive Chairman. On December 19, 2024, Cameron resigned from the Company’s Bord of Directors. As of March 31, 2025 and December 31, 2024, the Company had accounts payable and accrued expenses owed to this related party of $130,032.

On August 1, 2022, the Company appointed Scott Gallagher as President. As of March 31, 2025 and December 31, 2024, the Company had accounts payable and accrued expenses owing to this related party of $97,735 and $200,135.

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. On March 5, 2025, Swapan resigned from the Company. As of March 31, 2025 and December 31, 2024, the Company had no accounts payable and accrued expenses owed to him.

On October 9, 2017, the Company signed an agreement with RTB LLP. a company owned by Swapan Kakumanu to provide accounting services. As of March 31, 2025 and December 31, 2024, the Company had accounts payable and accrued expenses owed of $117,476.

Cameron Chell “Cameron” founded Business Instincts Group Inc. (“BIG”). BIG is in the business of guiding early-stage ventures through the critical process of achieving product-market fit. As Co-founder of BIG he advises on operational and marketing strategies for BIG. BIG was therefore deemed a related party. As of March 31, 2025 and December 31, 2024, the Company had an accounts payable and accrued expense balance owed to BIG in the amount of $542,492.

See Note 11 for commitment, contingencies and litigation involving a related party “BIG”.

See Note 7 for additional Note Receivable related party transactions.

13. WARRANTS

A related party cancelled warrants outstanding during 2024. All warrants outstanding on March 31, 2025 and December 31, 2024, have strike prices denominated in USD and met the criteria of equity instruments, therefore no derivative accounting necessary to determine a fair value. The following table summarizes changes in warrant outstanding in each period:

	31-Mar-25	31-Dec-24
Outstanding at beginning of year	4,937,500	10,279,664
Cancellations	-	(250,000
Expirations	-	(5,342,164)
Outstanding at end of period	4,937,500	4,937,500
Weighted Average Price	$1.00	$1.00
Weighted Average Remaining Years Outstanding	1.29	1.40

14. SHARE CAPITAL

On January 6, 2024, the Company issued 920,000 shares of our common stock at a deemed price of $0.02 per share in settlement of amounts owed for services totaling $18,400. We issued these shares to Scott Gallagher, the president of our company.

On March 1, 2024, we issued 2,500,000 shares of our common stock at a price of $0.02 per share for aggregate gross proceeds of $50,000. The purchaser is one individual investor.

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

On March 12, 2025 the company entered into an agreement for a private placement for 10,000,000 shares of the Company’s common stock at a price of $0.05 per share for the total consideration of $50,000. The consideration was received however the shares were not issued. The Company intends to issue these shares before June 30, 2025. The amount is reported as a stock subscription payable in the equity section of the balance sheet and on the statement of stockholders equity.

15. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that our board of directors may grant options to acquire common shares of the Company at not less than 100% of the greater of: (i) the fair market value of the shares underlying the options on the grant date and (ii) the fair market value of the shares underlying the options on the date preceding the grant date at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. On March 31, 2025 and December 31, 2024, there are 4,086,666 unused stock options.

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

15. STOCK-BASED COMPENSATION (CONT’D)

On January 6, 2024, the Company granted a total of 9,000,000 stock options to directors, officers and consultants of the Company. The stock options are exercisable at the exercise price of $0.02 per share for a period of ten years from the date of grant. The stock options have a fair value of $0.01. The options vested immediately upon issuance.

Stock-based compensation expense recognized for the period ended March 31, 2025 and year ended December 31, 2024, were $24,378 and $317,342, respectively. Stock options granted are valued using a fair value calculation based on the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

Year ended December 31, 2024
Share price	$0.02
Exercise price	$0.02
Time to maturity (years)	10
Risk-free interest rate	4.05%
Expected volatility	48.09%
Dividend per share	$0.00
Forfeiture rate	-

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2024	33,213,334	0.10	0.10	7.80
Granted	-	-	-	-
Cancelled	-	-	-	-
Options outstanding, March 31, 2025	33,213,334	0.10	0.10	7.60
Options exercisable, March 31, 2025	30,296,664	0.09	0.10	7.55
Options exercisable, December 31, 2024	30,046,665	0.09	0.10	8.05

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

16. INCOME TAXES

For the quarter ended March 31, 2025 and fiscal year ending December 31, 2024, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of March 31, 2025 and December 31, 2024, the Company had net operating loss carry forwards of approximately $5,594,116 and $5,559,355, respectively. The carry forwards expire through the year 2044. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, which reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. We used 21% as an effective federal rate, and 1.5% as an effective state rate. Tax computations are as follows:

	For the Three Months Ended	For the Year Ended
	March 31, 2025	December 31, 2024
Net losses before taxes	(23,068)	(2,880,147)
Adjustments to arrive at taxable income/loss
Permanent differences:		-
Temporary differences:	24,378	246,000
Taxable income (loss)	1,310	(2,634,147)

Current Year Taxable income (loss)	1,310	(2,634,147)
NOL carried forward prior year (tax return)	(5,534,653)	(2,900,506)
NOL carried forward at period end	(5,533,343)	(5,534,653)

Deferred Tax Asset - Federal Rate (21%)	$275	$(553,171)
Deferred Tax Asset - State Rate (1.5%)	20	(39,512)
Total Deferred Tax Asset	295	(592,683)

Valuation Allowance	(295)	592,683
Deferred tax per books	-	-

16. INCOME TAXES (CONT’D)

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities. The tax effect of significant components of the Company’s deferred tax assets at March 31, 2025 and December 31, 2024, respectively, are as above.

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

17. NON-CONTROLLING INTEREST

On March 15, 2023, the Company signed an agreement with its partner in the jointly owned subsidiary EnderbyWorks, LLC to become the 100% owner of this entity. The agreement includes a secured promissory note receivable due to the Company by Enderby Entertainment in the amount of $1,828,000. The note receivable has an annual interest rate of 8% and was due on July 6, 2024. There is also a royalty clause on the existing assets that EnderbyWorks will pay the former partner 50% of the first $6,000,000 in net revenue, if revenues are generated in the future. The acquisition of the non-controlling interest in Enderby Works was received for no cash consideration and only the exchange of a note receivable due to the Company and a contingent royalty obligation owed to Enderby Entertainment by Enderby Works should it generate revenues in the future.

The following table sets forth a summary of the changes in non-controlling interest:

	March 31, 2025	December 31, 2024
Non-controlling interest beginning of the period	$(161,258)	(161,258)
Issuance of shares by EnderbyWorks, LLC	-	-
Net income (loss)	-	-
Acquisition	-	-
Non-controlling interest end of period	$(161,258)	(161,258)

18. SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through June 6, 2025, the date the consolidated financial statements were issued. Based on this evaluation, management determined that no material subsequent events require disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Annual Report”) and in other filings with the Securities and Exchange Commission.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This list highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties, not presently known to us, which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results would likely suffer. These risks include, among others, the following:

●	our proposed plan of operations;
●	our financial and operating objectives and strategies to achieve them;
●	the costs and timing of our services;
●	our use of available funds;
●	our capital and funding requirements; and
●	our other financial or operating performances.

The material assumptions supporting these forward-looking statements include, among other things:

●	our future growth potential, results of operations, future prospects and opportunities;
●	execution of our business strategy;
●	there being no material variations in current regulatory environments;
●	our operating expenses, including general and administrative expenses;
●	our ability to obtain any necessary financing on acceptable terms;
●	timing and amount of capital expenditures;
●	retention of skilled personnel;
●	continuation of current tax and regulatory regimes; and
●	general economic and financial market conditions.

Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

●	inability to efficiently manage our operations;
●	general economic and business conditions;
●	our negative operating cash flow;
●	our ability to obtain additional financing;
●	our ability to collect outstanding loans;
●	increases in capital and operating costs;
●	risks relating to regulatory changes or actions;
●	other risk factors discussed in our annual report on Form 10K filed on May 9, 2025

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

Unless otherwise stated, all financial information contained herein is shown in United States dollars. Our financial statements are prepared using the United States’ generally accepted accounting principles. Unless otherwise stated, “$” refers to United States dollars.

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

Overview

Waste Energy is a waste-to-energy company focused on converting plastic and tire waste into valuable energy products and environmental commodities. Our mission is to provide a sustainable and economically viable solution to the global plastic and tire waste crisis by utilizing advanced thermal conversion technology to transform waste materials into clean diesel fuel, carbon black, and synthetic gas. In addition to our core waste conversion business, we are actively developing a patent-pending AI-based emissions monitoring, management, and automated carbon credit creation technology to enhance transparency and efficiency in environmental markets.

Results of Operations

Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

Revenue

During the three months ended March 31, 2025 we recognized total revenue of $41,667, coming from consulting services. We recognized no revenue for the three months ended March 31, 2024.

Operating Expenses

We incurred general and administrative expenses of $46,858 and $523,192 for the three months ended March 31, 2025 and 2024, respectively, representing a decrease of $476,334 between the two periods. These expenses consisted primarily of stock-based compensation, consulting fees, pre-licensing fees, professional fees, and other general and administrative costs. The decrease in general and administrative expenses was mainly due to the immediate vesting options issued to management in and the board in 2024 that did not reoccur in 2025.

Net Loss from Operations

We incurred net losses from operations of $5,191 and $523,192 for the three months ended March 31, 2025 and 2024, respectively, representing a net change of $518,001, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Other Income (Expense)

Other expenses were $17,877 and $16,413 for the three months ended March 31, 2025 and 2024, respectively, consisting of interest expense from the loan payable.

Net Loss from Discontinued Operations

Enderby Works, LLC and MotoClub, LLC were deemed discontinued operations in 2024 due to management’s strategic decision to shift its business focus to the waste-to-energy industry.

Discontinued operations reported no income in 2024, incurred other expenses in the amount of $1,554,250 for the impairment of software.

Net and Comprehensive Loss

Net loss attributable to Waste Energy was $23,068 and $539,605 for the quarter ended March 31, 2025, and 2024, respectively, representing a increase of $516,537. This reduction is primarily attributable to the factors discussed above under the headings “Operating Expenses” and “Other Income (Expense).

Liquidity and Capital Resources

Working Capital

	As at March 31, 2025	As at December 31, 2024
Current Assets	$99,306	$35,682
Current Liabilities	(3,485,485)	(3,206,371)
Working Capital (Deficit)	$(3,386,179)	$(3,170,689)

Current Assets

Current assets on March 31, 2025, were comprised of only cash and cash equivalents of $64,306 and accounts receivable, net of $35,000.

Current assets on December 31, 2024, were comprised of only cash and cash equivalents of $682 and accounts receivable, net of $35,000.

Current Liabilities

On March 31, 2025, current liabilities were comprised of accounts payable and accrued expenses of $1,506,864 (related and unrelated parties), notes payable, net $167,061, convertible notes payable $1,259,584, derivative liability of $40,941, and deferred revenue of $511,033.

On December 31, 2024, current liabilities were comprised of accounts payable and accrued expenses of $1,611,263 (related and unrelated parties), notes payable, net $183,056, convertible notes payable $1,293,409, derivative liability of $40,941, and deferred revenue of $77,700.

Cash Flow

Our cash flows for the 3 months ended March 31, 2024 and 2024 are as follows:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Net cash provided from (used in) operating activities	$339,619	$(68,971)
Net cash used in investing activities	$(310,000)	-
Net cash provided by financing activities	34,005	72,781
Net changes in cash and cash equivalents	$63,624	$3,810

Operating Activities

Net cash provided by operating activities was $339,619 for the three-month period ended March 31, 2025, compared to net cash used of $68,971 for the three-month period ended March 31, 2024, representing an increase of $408,590. This increase was primarily due to the receipt of deferred revenue from a contract received offset by the payment to related parties for accounts payable during the first quarter of 2025.

Investing Activities

Net cash used in investing activities was $310,000 for the three-month period ended March 31, 2025, compared to nil for the same period in 2024—an increase of $310,000. This increase was primarily attributable to payments made to acquire waste-to-energy machine. The company has not obtained custody of the machine, it’s construction is not complete neither does the company has control, the amount is therefore held as a deposit made for capital outlay.

Financing Activities

Financing activities provided cash of $34,005 for the three months ended March 31, 2025 and $72,781 for the three months ended March 31, 2024, a decrease of $38,776. The decrease is mainly due to the company receiving proceeds from notes payable during the three-month ended March 31, 2024 but none in the same period in during the March 31,2025 and there was less repayment of notes payable in the period March 31, 2025.

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

Going Concern

The accompanying condensed interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On a consolidated basis, the Company has incurred significant operating losses since its inception. For the period ended March 31, 2025 and year ended December 31, 2024, the Company incurred losses of $23,068 and $2,880,147, respectively. On March 31, 2025 and December 31, 2024, the Company has an accumulated deficit of $49,981,485 and $49,958,417, negative working capital of $3,386,179, and $3,170,689, respectively, and cash balances of $64,306 and $682, respectively. Further losses are anticipated as the Company pursues business opportunities, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profits, adequate cash flows and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties, related party debt and proceeds from the issuance of stock. There are no assurances that the Company will be able to secure funding on terms that are acceptable to the Company or at all.

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

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the fiscal year ended December 31, 2024, our disclosure controls and procedures were not effective as of March 31, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended March 31, 2025, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

WASTE ENERGY CORP.

/s/ Braden Glasbergen
Braden Glasbergen
Chief Financial Officer
(Duly Authorized Officer)
Dated: June 6, 2025

