Form 10-Q
period 2025-06-30
WASTE ENERGY CORP.
filed 2025-08-14
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 138,036,826 shares of common stock issued and outstanding as at August 13, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the quarter ended June 30, 2025 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading.

Waste Energy Corp.

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(unaudited)	(audited)
Assets

Current Assets
Cash and cash equivalents	$90,919	$682
Accounts receivable	35,000	35,000
Interest receivable, net (see note 7)	-	-
Notes receivable, net (see note 7)	-	-
Total Current Assets	125,919	35,682

Non-current assets
Capital advance	$468,048	$-
Total non-current assets	468,048	-

Total Assets	$593,967	$35,682

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$564,726	$545,883
Accounts payable and accrued expenses, related party	904,611	1,065,380
Deferred revenue	411,033	77,700
Notes payable, net	292,707	183,056
Derivatives liability	1,601,449	40,943
Convertible notes payable – software acquisition	854,250	854,250
Convertible notes payable – other	464,911	439,159
Total Current Liabilities	5,093,687	3,206,371

Total Liabilities	5,093,687	3,206,371

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 400,000,000 shares authorized; 138,036,826 and 128,064,469 shares issued and outstanding as at June 30, 2025 and December 31, 2024, respectively	138,037	128,065
Additional paid-in-capital	46,893,943	46,820,921
Stock subscriptions payable	150,000	-
Accumulated deficit	(51,520,442)	(49,958,417)
Total Waste Energy Corp. Stockholders’ Equity	(4,338,462)	(3,009,431)
Non-controlling interest	(161,258)	(161,258)
Total Stockholders’ Equity	(4,499,720)	(3,170,689)

Total Liabilities and Stockholders’ Equity	$593,967	$35,682

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Revenues
Consulting service	125,000	-	166,667	-
Total revenues	125,000	-	166,667	-

Operating expenses
General and administrative expenses	82,252	444,705	129,111	967,897
Service costs	-	-	-	-
Total operating expenses	82,252	444,705	129,111	967,897

Net income (loss) from operations	42,748	(444,705)	37,556	(967,897)

Other income (expense)
Note interest revenue	-	61,203	-	61,203
Note interest expense	(21,199)	(32,242)	(39,076)	(48,655)
Other income	-	-	-	(446,071)
Change in derivative liability	(1,560,506)		(1,560,506)	-
Interest write off	-	(61,202)	-	(61,202)
Investment write off	-	-	-	446,071
Total other income (expense)	(1,581,705)	(32,241)	(1,599,582)	(48,654)

Net profit (loss) from continued operations	(1,538,957)	(476,946)	(1,562,024)	(1,016,551)

Net profit (loss) from discontinued operations		(1,554,250)		(1,554,250)

Net profit (loss)	(1,538,957)	(2,031,196)	(1,562,024)	(2,570,801)

Net income (loss) from non-controlling interest	-	-	-	-)
Net income (loss) attributable to Waste Energy Corp.	$(1,538,957)	$(2,031,196)	$(1,562,024)	$(2,570,801)

Earnings (loss) per common share – basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	138,036,826	118,164,880	136,130,129	115,758,902

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Operating activities
Net loss for the period from continued operations	$(1,562,024)	$(1,016,551)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	39,794	73,339
Stock-based compensation and forfeitures, related party	-	186,473
Loan payable non-cash expenses – legal, discount & interest	12,673	26,419
Change in derivative liability	1,560,506	-
Changes in operating assets and liabilities
Accounts receivable	-	70,112
Accounts payable and accrued expenses	18,843	624,233
Accrued interest on convertible notes payable	18,952	2,055
Accounts payable and accrued expenses, related party	(160,769)	(396,347)
Deferred revenue	333,333	-
Net cash used in operating activities from continued operations	261,307	(430,267)
Net loss from discontinued operations	-	(1,554,250)
Asset write off	-	1,554,250
Net cash provided by (used in) operating activities	-	-

Investing activities
Capital advance	$(468,048)	$-
Net cash used in investing activities	(468,048)

Financing activities
Proceeds from the stock to be issued	150,000	-
Proceeds from share issuance	-	50,000
Proceeds from issuance of convertible note	50,000	375,000
Proceeds from issuance of note payable	175,000	75,000
Payments made on notes payable	(78,022)	(71,502)
Net cash provided by financing activities	296,978	428,498

Net changes in cash and equivalents	90,237	(1,769)

Cash and equivalents at beginning of the period	682	3,076

Cash and equivalents at end of the period	$90,919	$1,307

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION
	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash paid in interest	$11,466	$25,815
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation	$39,794	$73,339
Stock-based compensation – related party	$-	$186,473
Conversion of convertible debt	$-	$70,000
Full conversion of convertible note payable to common stock of WEC - $96k loan, $43,200 converted	$43,200	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock Number of Shares (#)	Common Stock Dollar Amount ($)	Additional Paid-in Capital ($)	Stock Subscriptions Payable	Accumulated Deficit ($)	Non- Controlling Interest ($)	Total Shareholders’ Equity (Deficit) ($)
Balance, December 31, 2023	108,807,923	108,808	46,232,087		(47,078,270)	(161,258)	(898,633)
Stock based compensation			119,972				119,972
Stock-based compensation, related party			143,593				143,593
Share issuance on conversion of loan payable	10,611,546	10,612	56,513				67,125
Share issuance on conversion of loan payable	625,000	625	24,376				25,001
Share issuance for services	4,600,000	4,600	179,400				184,000
Shares issuance for services - related party	920,000	920	17,480				18,400
Shares issued for cash – private placement	2,500,000	2,500	47,500				50,000
Net income/(loss) for the year					(2,880,147)		(2,880,147)
Balance, December 31, 2024	128,064,469	128,065	46,820,921	-	(49,958,417)	(161,258)	(3,170,689)

Stock based compensation			24,378				24,378
Share issuance on conversion of note payable	9,972,357	9,972	33,228				43,200
Private placement for cash – to be issued				50,000			50,000
Net income/(loss) for the period					(23,068)		(23,068)
Balance, March 31, 2025	138,036,826	138,037	46,878,527	50,000	(49,981,485)	(161,258)	(3,076,179)
Stock-based compensation			15,416				15,416
Private placement for cash – to be issued				100,000			100,000
Net income/(loss) for the period					(1,538,957)		(1,538,957)
Balance, June 30, 2025	138,036,826	138,037	46,893,943	150,000	(51,520,441)	(161,258)	(4,499,720)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Notes to Unaudited Condensed Interim Consolidated Financial Statements

As of and for the six months ended June 30, 2025 and 2024

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

On August 24, 2022, the Company changed its name from CurrencyWorks Inc. to MetaWorks Platforms, Inc (“MWRKS”).

On May 13, 2024, we incorporated a new Florida subsidiary, Energy Works, Inc., (“EnergyWorks”).

On September 6, 2024, the Company changed its name from MetaWorks Platforms, Inc. to Waste Energy Corp.

Going Concern

The accompanying condensed interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On a consolidated basis, the Company has incurred significant operating losses since its inception. For the period ended June 30, 2025 and 2024, the Company incurred losses of $1,562,024 and $2,570,801, respectively. On June 30, 2025 and December 31, 2024, the Company has an accumulated deficit of $51,520,442 and $49,958,417, negative working capital of $4,967,768, and $3,170,689, respectively, and cash balances of $90,919 and $682, respectively. Further losses are anticipated as the Company pursues business opportunities, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profits, adequate cash flows and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties, related party debt and proceeds from the issuance of stock. There are no assurances that the Company will be able to secure funding on terms that are acceptable to the Company or at all.

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

Segment reporting

The Company reports segment information in accordance with ASC 280, Segment Reporting, based on the manner in which the Chief Operating Decision Maker (CODM) allocates resources and assesses performance. The Company’s chief operating decision maker (“CODM”) is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the six months ending June 30, 2025 and the year ended December 31, 2024 the Company has identified three reportable operating segments:

1.	Administrative Segment – Includes corporate functions such as finance, legal, human resources, and executive management. This segment supports the operations of the other business units and does not generate revenue.

	Six months ended June 30,
	2025	2024

Advertising & marketing	-	184,000
Consulting fees	-	135,740
Licenses	-	200,000
Stock based compensation (related and non-related party)	39,794	73,339
Rent	-	12,000
Professional fee	25,878	19,825
Other general and administrative	63,439	342,993
Operating expense total	129,111	967,897

Change in derivative liability	(1,560,506)	-
Other income		(446,071)
Note interest revenue	-	61,203
Asset write off	-	(1,554,250)
Interest expense and charges - note payable	(39,076)	(48,655)
Interest write off	-	(61,202)
Investment write off	-	446,071
Other income (expense)	(1,599,582)	(1,602,904)

Net loss from continued operations	(1,728,693)	(2,570,801)

2.	Renewable Energy Consulting Segment – Engaged in providing advisory and implementation services related to clean energy solutions. Revenue is generated through consulting contracts and project-based services.

	Six months ended June 30,
	2025	2024
Revenue
Consulting services	$166,667	$-
Total Revenue	166,667

Advertising & marketing	-	-
Consulting fees	-	-
Licenses	-	-
Other general and administrative	-	-
Operating expense total	-	-

Net profit from continued operations	166,667	-

3.	Renewable Energy Generation Segment – Comprises assets and operations related to the production of renewable energy, including waste-to-energy. This segment is currently in the development phase. Expenses incurred to date have been primarily capital in nature, and accordingly, there are no material operating expenses reported in the segment results during the reporting period.

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

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2024, and prior. Based on the evaluation of the 2025 transactions and events, the Company does not believe it has any material uncertain tax positions that require measurement.

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at June 30, 2025 or December 31, 2024, and have not recognized interest and/or penalties in the consolidated statement of operations for the period ended June 30, 2025 or year ended December 31, 2024.

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

Accounts receivable balances relate to the consulting services business and are reported at their net realizable value. From management’s best estimate, there is no allowance for doubtful accounts on June 30, 2025, and December 31, 2024. Management individually reviews accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that may not be collected and would directly write off these balances. Management considers several factors, including the age of the receivables, current economic conditions and other information management obtains regarding the financial condition of customers. The policy for determining the past due status is based on the contractual payment terms of each customer. If conditions are identified that pose significant risk of non-collections the determination to directly write off uncollectible receivables is made.

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

On June 30, 2025 the Company had convertible debt outstanding, warrants exercisable to 4,687,500 shares of common stock and stock options exercisable to 31,129,998 shares of common stock. On December 31, 2024 the Company had convertible debt outstanding, warrants exercisable to 4,687,500 shares of common stock and stock options exercisable to 33,213,334 shares of common stock. For both periods the effect of exercisable options and warrants is anti-dilutive and they have been excluded from dilutive EPS.

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

When determining fair value, whenever possible, the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of June 30, 2025 and December 31, 2024, the Company did not have any level 1 or 2 financial instruments. On June 30, 2025 and December 31, 2024 the Company’s level 3 financial instruments were derivative liabilities for warrants issued and outstanding that were not indexed to the Company’s stock, notes payable and notes receivable valued at their present values and equity investments in other entities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at June 30, 2025.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Notes Payable, net	-	-	$292,707
Derivative liability	-	-	$1.580.342
Convertible notes payable	-	-	$1,319,161

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at December 31, 2024.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Notes payable, net	-	-	$183,056
Derivative liability	-	-	$40,943
Convertible notes payable	-	-	$1,293,409

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

Disaggregated Revenue Disclosure

Principally all customers are located in the USA. During the six months ended June 30, 2025, the Company’s consulting revenue is from a single source. During the six months ended June 30, 2024 no revenues were generated.

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

3. CONCENTRATION AND CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist of cash. Cash is maintained with a major financial institution in the USA that is creditworthy. The Company maintains cash in bank accounts insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC). On June 30, 2025 and on December 31, 2024, no cash balances were in excess of federally insured limits.

During the period ended June 30, 2025 one customer made up 10% or more of total revenue. Their balance amounted to $166,667 from consulting services. During the period ended June 30, 2024, the Company generated no revenues, and therefore had no significant customers.

During the period ended June 30, 2025, one customer individually made up 10% or more of total accounts receivable, their balances amounted to $35,000. During the year ended December 31, 2024, one customer made up 10% or more of total accounts receivable, their balances amounted to $35,000.

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

Discontinued operations - net income (loss)	For the Six months ended June 30, 2025	For the year ended December 31, 2024
Revenue
Consulting services	$-	$-
NFT revenue	-	-
Movie distribution revenue	-	-

Expenses:
General and administrative - Other	-	-
General and administrative - Service Costs	-	-
Loss on impairment of software	-	1,554,250
Net loss from discontinued operations	$-	$(1,554,250)

Discontinued operations - cash flows
Net loss for the year from discontinued operations	-	(1,554,250)
Loss on impairment of software	-	1,554,250
Net cash (used in) operating activities from discontinued operations	$-	$-

5. ACCOUNTS RECEIVABLE

As at June 30, 2025, the Company had accounts receivables of $35,000 compared to $35,000 as at December 31, 2024. Receivables consist of revenues generated through movie licensing part of discontinued operations.

6. CAPITAL ADVANCE

As of June 30, 2025, the Company had incurred total costs of $468,048 related to renewable energy assets under construction, comprising vendor payments of $310,000 and additional costs for freight, taxes, import duties, and spare parts of $178,048. Upon completion, the assets will be used internally to support the Company’s renewable energy operations.

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

7. NOTES RECEIVABLE – RELATED PARTY

	June 30, 2025	December 31, 2024

Notes receivable - Enderby – current portion	2,343,647	2,180,479
Allowance for doubtful accounts, Enderby	(2,343,647)	(2,180,476)
Notes receivable, Enderby – net	-	-

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

The allowance for doubtful accounts for the notes receivable converted to shares in the quarter ended June 30, 2024 was recovered resulting in a gain of $446,071. The investment was booked at cost and its full cost was impaired as Fogdog is a private unaudited entity with no active market and its value could not be substantiated for reporting purposes, this resulted in an impairment loss of $446,071 during the fiscal year ended December 31, 2024. The loss from the investment impairment and the gain from the recovery of the note receivable settled were charged to the same classification on the statement of operations resulting in no value reported to impact net loss for the quarter ended June 30, 2025 or the year ended December 31, 2024.

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

During the quarter ended September 30, 2024, the Company acquired certain assets of Fogdog for a full and final settlement of the Notes receivable and made a payment of $200,000 to Fogdog as a licensing fee for the development of waste-to-energy equipment. The resulting note receivables due from Fogdog was directly written off in 2024 and the related assets development costs were also written off due to the Company deciding to potentially not pursue the development of this equipment because it obtained a more cost-effective estimate for the design and development of similar waste-to-energy equipment. Total owed from Fogdog for notes receivable on June 30, 2025 and December 31, 2024 was Nil.

On March 15, 2023, the Company signed an agreement with its partner in the jointly-owned subsidiary EnderbyWorks to become the 100% owner of the entity. Enderby Entertainment exchanged its 49% interest in EnderbyWorks to the corporation for forgiveness of outstanding payables amounting to $190,147 and the assumption of the secured promissory note of $1,828,000 due to the Company by Enderby Entertainment Inc. This note receivable had an annual interest rate of 8% due and was payable on July 6, 2024. On September 30, 2024, the note is in default and now accrues interest at rate of 18% per annum. There is also a royalty clause on the existing assets that EnderbyWorks will pay Enderby Entertainment 50% of the first $6,000,000 in net revenue, if revenue is earned by EnderbyWorks in the future. The note is deemed potentially non-collectible. In 2023, an allowance for potential non-collections was allocated to the note, resulting in a net realizable value of zero and an impairment loss of $2,097,542 was incurred. An additional allowance of $163,168 was incurred for the six-month period ended June 30, 2025, and $82,937 was created for the year ended December 31, 2024. As of June 30, 2025, the allowance for credit losses on notes receivables is $2,343,647.

8. LOAN PAYABLES

Notes Payable

On June 14, 2022, the Company issued a promissory note payable for $117,000 (“Note A”). The promissory note is unsecured, payable on demand, and was set to mature on August 13, 2022. The promissory note bore interest at a rate per annum equal to the Bank of Canada’s Prime rate and has a one-time interest charge of $14,011. On August 9, 2022, a promissory note extension was signed, extending the maturity date of the note payable to February 14, 2023. The note requires monthly payment of $13,077 over 10 months. On January 31, 2023, the Company signed an amendment to extend the maturity date of the loan to February 14, 2024 at an interest rate equal to the Bank of Canada’s Prime rate plus 3%. The Principal balance owed on June 30, 2025 and December 31, 2024 is $117,000. Accrued interest on this loan is $27,268 and $22,655 on June 30, 2025 and December 31, 2024 respectively. The note went into default during 2024, and management is currently negotiating an extension with the loan holder.

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

On July 2, 2024, the Company closed on a convertible promissory note (the “Promissory Note”) and entered into a securities purchase agreement dated July 1st, 2024 with one subscriber (the “Holder”) to raise a net amount of $90,000, pursuant to the terms and subject to the conditions of the convertible promissory note issued to the Holder (the “Promissory Note”). The Promissory Note is in the amount of $115,200, is unsecured and matures on May 15, 2025 (the “Maturity Date”). We also agreed to an original issuance discount of $19,200. The Promissory Note bears interest at the rate of 10% per annum on the unpaid principal balance from July 1st, 2024 until the Maturity Date. Any amount of principal or interest on the Promissory Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the same is paid. The Promissory Note is convertible into shares of common stock of the Company only in the event of a default, upon the terms and subject to the limitations and conditions set forth in the Promissory Note. Upon the occurrence and during the continuation of any event of default, the Promissory Note will immediately become payable on the conditions as set forth in the Promissory Note. The balance at June 30, 2025 was $0 and the balance on December 31, 2024 was $78,022, which includes $11,466 in accrued interest. As of June 30, 2025 the promissory note was paid in full.

On June 06, 2025, the Company entered into a promissory note agreement (“Note”) with one subscriber to raise a net amount of $107,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $123,050, plus a one-time interest charge of 12% ($14,766), which accrues on the issuance of the promissory note, is unsecured and matured on April 15, 2026. The Company also agreed to an original issuance discount of $16,050. The total amount of the promissory note of $137,816 (including principal, interest and fees) will be repaid in ten payments each in the amount of $13,781.60, the first payment is due on July 15, 2025, with nine subsequent payments each month thereafter. There is a five-day grace period with respect to each payment. As of June 30, 2025, the loan balance outstanding was $123,050, with accrued interest of $286.

On June 29, 2025, the Company entered into a promissory note agreement (“Note”) with one subscriber to raise a net amount of $82,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $95,120, plus a one-time interest charge of 13% ($12,365), which accrues on the issuance of the promissory note, is unsecured and matured on April 30, 2026. The Company also agreed to an original issuance discount of $13,120. The total amount of the promissory note of $107,485 (including principal, interest and fees) will be repaid in five installments, the first payment is due on December 30, 2025 for $53,742.50, with four subsequent payments of $13,435.61 each month thereafter. There is a five-day grace period with respect to each payment. As of June 30, 2025, the loan balance outstanding was $95,120, with accrued interest of $161.

Convertible Notes Payable

On June 16, 2023, Waste Energy acquired software, including a Web3 business metaverse platform, Chat GPT-powered AI avatar technology, and domain portfolio, including UtopiaVR.com. This acquisition also includes a patent-pending IP technology relating to metaverse haptics that will hold potential for future development and licensing opportunities. Consideration for the acquisition of the assets included: (i) the issuance of 7,000,000 shares of common stock of the Company (each, a “Share”); (ii) the issuance of a convertible promissory note in the principal amount of $700,000, which matured on July 5, 2024 and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of $0.10 per Share; and (iii) the issuance of a convertible promissory note in the principal amount of $154,250, which matured on July 5, 2024, and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of $0.10 per Share. On June 30, 2025 and December 31, 2024 the balance owed to the software developer was $854,000. These notes are non-interest-bearing. This note was in default as of June 30, 2025 and December 31, 2024.

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

On June 11, 2024, the Company entered into a Convertible Loan Agreement (the “Convertible Loan Agreement”) for a total of $375,000. Pursuant to the terms and subject to the conditions of the convertible loan agreement issued to the holder. The Convertible Loan Agreement is in the amount of $375,000 and carries an interest rate of 10%. The Loan is due in one year and matures on June 11, 2025. In the event of a default, the Convertible Loan Agreement is convertible into shares of our common stock at a price of $0.025, any outstanding loan amount at the time of default will increase by 30%. In a default situation the holder will have the right to convert all or any part of the outstanding and unpaid amount of the Convertible Loan Agreement into shares of our common stock at $0.025 per share. Upon the occurrence and during the continuation of any event of default, the Convertible Loan Agreement will become immediately due and payable and, if we wish to repay the Convertible Loan Agreement in cash, we must pay an amount equal to 130% of the then outstanding principal amount of the Convertible Loan Agreement plus accrued and unpaid interest on the unpaid principal amount of the Convertible Loan Agreement plus any default interest, if any. The amount owed at June 30, 2025 and December 31, 2024 is $375,000. Accrued interest on this convertible loan is $39,555 and $20,959 on June 30, 2025 and December 31, 2024, respectively.

On June 05, 2025, the Company entered into a Convertible Loan Agreement (the “Convertible Loan Agreement”) for a total of $50,000. Pursuant to the terms and subject to the conditions of the convertible loan agreement issued to the holder. The Convertible Loan Agreement is in the amount of $50,000 and carries an interest rate of 10%. The Loan is due in one year and matures on June 05, 2026. In the event of a default, the Convertible Loan Agreement is convertible into shares of our common stock at a price of $0.025, any outstanding loan amount at the time of default will increase by 30%. In a default situation the holder will have the right to convert all or any part of the outstanding and unpaid amount of the Convertible Loan Agreement into shares of our common stock at $0.025 per share. Upon the occurrence and during the continuation of any event of default, the Convertible Loan Agreement will become immediately due and payable and, if we wish to repay the Convertible Loan Agreement in cash, we must pay an amount equal to 130% of the then outstanding principal amount of the Convertible Loan Agreement plus accrued and unpaid interest on the unpaid principal amount of the Convertible Loan Agreement plus any default interest, if any. The amount owed at June 30, 2025 $50,000. Accrued interest on this convertible loan is $356 on June 30, 2025.

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

For the six month period ended June 30, 2025, the Company recorded a loss of $1,560,506 related to the change in fair value of the derivative liability. For the year ended December 31, 2024, the Company recorded a loss of $40,941 related to the change in fair value of derivative liabilities.

The following table summarizes the weighted average key inputs used in the Black-Scholes model for all outstanding conversion feature derivative liabilities as of the measurement dates:

Input	Weighted Avg. On June 30, 2025	Weighted Avg. on December 31, 2024
Stock price	$0.080	$0.006
Exercise price (conversion price)	$0.0493	$0.037
Risk-free interest rate	4.26	4.23
Expected term (years)	0.54	0.50
Expected volatility	340%	82%
Dividend yield	0%	0%

The following table summarizes the changes in derivative liability:

Description	June 30, 2025	December 31, 2024
Derivative Liability beginning balance	$40,941	$-
Initial recognition of derivatives	-	1,370
Change in fair value	1,560,506	40,941
Settlements/conversions	-	(1,370)
Derivative Liability ending balance	1,601,449	$40,941

10. DEFERRED REVENUE

Prior to December 31, 2024, the Company received $77,700 cash from customers as deposits for work to be performed for discontinued operations. As of June 30, 2025, the products had not been delivered to the customers, therefore the deposits have been recorded as deferred revenue.

During the six months ended June 30, 2025 the Company received $500,000 towards 12 month consulting contract. The company has recognized four month of this revenue, resulting in $166,667 in reduction to the deposit received.

See table below for transactions that occurred during the quarter:

	June 30, 2025	December 31, 2024
Opening	$77,700	$77,700
Customer deposits received	500,000	-
Consulting fee earned	(166,667)	-
Total deferred revenue	411,033	77,700

11. COMMITMENTS AND CONTINGENCIES

Contingent Commitments

The Company entered into a rental agreement with a related party on August 23, 2021, for its corporate office address on 3250 Oakland Hills Court, Fairfield, California, 94561. The lease expired on August 31,2022; it was originally for one year at a rate of $2,000/month. Since its expiration there has been no formal agreement written to extend the rent arrangement, but it is informally extended on a month-to-month basis. During the six months ended June 30, 2025 the company has not accrued rent due to charges being waived by the related party. During 2024, a total of $24,000 was incurred for lease expense because of this arrangement.

On June 2, 2019, the Company agreed to pledge an uncollected invoice in the amount of $752,500 as collateral for Business Instincts Group, Inc. (“BIG”), a related party, to obtain a loan from LarCo Holdings, LLC (“LarCo”), an unrelated party. The Company subsequently executed additional loan amendments with BIG and LarCo dated July 2, 2019, July 8, 2020, April 1, 2021 and April 17, 2023. These amendments confirmed that the Company agreed to pledge the collections of an account receivable invoice in the amount of $752,500. Should the Company collect the accounts receivable, in whole or in part, it will transfer these proceeds directly to LarCo. The Company’s balance due from the related invoice was not reported as part of gross accounts receivable on June 30, 2025 and December 31, 2024. The Company is party to litigation proceedings related to the arrangement, see below.

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

12. RELATED PARTY TRANSACTIONS

On January 22, 2018, the Company appointed James Geiskopf as Lead Director. On June 28, 2024, James resigned from the Company’s Board of Directors. As of June 30, 2025 and December 31, 2024, the Company has accounts payable and accrued expenses owed to this related party of $74,244.

On April 1, 2021, the Company appointed Cameron Chell as Executive Chairman. On December 19, 2024, Cameron resigned from the Company’s Bord of Directors. As of June 30, 2025 and December 31, 2024, the Company had accounts payable and accrued expenses owed to this related party of $130,032.

On August 1, 2022, the Company appointed Scott Gallagher as President. As of June 30, 2025 and December 31, 2024, the Company had accounts payable and accrued expenses owing to this related party of $29,367 and $200,135.

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. On March 5, 2025, Swapan resigned from the Company. As of June 30, 2025 and December 31, 2024, the Company had no accounts payable and accrued expenses owed to him.

On October 9, 2017, the Company signed an agreement with RTB LLP. a company owned by Swapan Kakumanu to provide accounting services. As of June 30, 2025 and December 31, 2024, the Company had accounts payable and accrued expenses owed of $117,476.

Cameron Chell “Cameron” founded Business Instincts Group Inc. (“BIG”). BIG is in the business of guiding early-stage ventures through the critical process of achieving product-market fit. As Co-founder of BIG he advises on operational and marketing strategies for BIG. BIG was therefore deemed a related party. As of June 30, 2025 and December 31, 2024, the Company had an accounts payable and accrued expense balance owed to BIG in the amount of $542,492.

See Note 11 for commitment, contingencies and litigation involving a related party “BIG”.

See Note 7 for additional Note Receivable related party transactions.

13. WARRANTS

A related party cancelled warrants outstanding during 2024. All warrants outstanding on June 30, 2025 and December 31, 2024, have strike prices denominated in USD and met the criteria of equity instruments, therefore no derivative accounting necessary to determine a fair value. The following table summarizes changes in warrant outstanding in each period:

	June 30, 2025	December 31, 2024
Outstanding at beginning of year	4,937,500	10,279,664
Cancellations	-	(250,000
Expirations	-	(5,342,164)
Outstanding at end of period	4,937,500	4,937,500
Weighted Average Price	$1.00	$1.00
Weighted Average Remaining Years Outstanding	1.04	1.40

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

On March 12, 2025 the company entered into an agreement for a private placement for 10,000,000 shares of the Company’s common stock at a price of $0.05 per share for the total consideration of $50,000. The consideration was received however the shares were not issued. The Company intends to issue these shares before September 30, 2025. The amount is reported as a stock subscription payable in the equity section of the balance sheet and on the statement of stockholders equity.

On June 16, 2025 the company entered into an agreement for a private placement for 2,500,000 shares of the Company’s common stock at a price of $0.02 per share for the total consideration of $50,000. The consideration was received however the shares were not issued. The Company intends to issue these shares before September 30, 2025. The amount is reported as a stock subscription payable in the equity section of the balance sheet and on the statement of stockholder’s equity.

On June 16, 2025 the company entered into an agreement for a private placement for 2,500,000 shares of the Company’s common stock at a price of $0.02 per share for the total consideration of $50,000. The consideration was received however the shares were not issued. The Company intends to issue these shares before September 30, 2025. The amount is reported as a stock subscription payable in the equity section of the balance sheet and on the statement of stockholder’s equity.

15. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that our board of directors may grant options to acquire common shares of the Company at not less than 100% of the greater of: (i) the fair market value of the shares underlying the options on the grant date and (ii) the fair market value of the shares underlying the options on the date preceding the grant date at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. On June 30, 2025 and December 31, 2024, there are 4,086,666 unused stock options.

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

Stock-based compensation expense recognized for the period ended June 30, 2025 and year ended December 31, 2024, were $39,794 and $317,342, respectively. Stock options granted are valued using a fair value calculation based on the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

Year ended December 31, 2024
Share price	$0.02
Exercise price	$0.02
Time to maturity (years)	10
Risk-free interest rate	4.05%
Expected volatility	48.09%
Dividend per share	$0.00
Forfeiture rate	-

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2024	33,213,334	0.10	0.10	7.80
Granted	-	-	-	-
Cancelled	-	-	-	-
Options outstanding, June 30, 2025	33,213,334	0.10	0.10	7.35
Options exercisable, June 30, 2025	31,129,998	0.09	0.10	7.32
Options exercisable, December 31, 2024	30,046,665	0.09	0.10	8.05

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

16. INCOME TAXES

For the quarter ended June 30, 2025 and fiscal year ending December 31, 2024, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of June 30, 2025 and December 31, 2024, the Company had net operating loss carry forwards of approximately $5,496,379 and $5,534,653, respectively. The carry forwards expire through the year 2044. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, which reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. We used 21% as an effective federal rate, and 1.5% as an effective state rate. Tax computations are as follows:

	For the Six Months Ended	For the Year Ended
	June 30, 2025	December 31, 2024
Net income (loss) before taxes	(1,562,025)	(2,880,147)
Adjustments to arrive at taxable income/loss
Permanent differences:		-
Temporary differences:	1,600,299	246,000
Taxable income (loss)	38,274	(2,634,147)

Current Year Taxable income (loss)	38,274	(2,634,147)
NOL carried forward prior year (tax return)	(5,534,653)	(2,900,506)
NOL carried forward at period end	(5,496,379)	(5,534,653)

Deferred Tax Asset - Federal Rate (21%)	$8,038	$(553,171)
Deferred Tax Asset - State Rate (1.5%)	574	(39,512)
Total Deferred Tax Asset	8,612	(592,683)

Valuation Allowance	(8,612)	592,683
Deferred tax per books	-	-

16. INCOME TAXES (CONT’D)

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities. The tax effect of significant components of the Company’s deferred tax assets at June 30, 2025 and December 31, 2024, respectively, are as above.

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

The following table sets forth a summary of the changes in non-controlling interest:

	June 30, 2025	December 31, 2024
Non-controlling interest beginning of the period	$(161,258)	(161,258)
Issuance of shares by EnderbyWorks, LLC	-	-
Net income (loss)	-	-
Acquisition	-	-
Non-controlling interest end of period	$(161,258)	(161,258)

18. SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through August 12, 2025, the date the consolidated financial statements were issued. Based on this evaluation, management determined that the following material subsequent events require disclosure in the financial statements.

On July 9, 2025 the company entered into a contract with the debt holder to convert the outstanding debt of $15,000 into 375,000 shares of the common stock as value of $.04 per share.

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

Results of Operations

Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

Revenue

During the six months ended June 30, 2025 we recognized total revenue of $166,667, coming from consulting services. We recognized no revenue for the six months ended June 30, 2024.

Operating Expenses

We incurred general and administrative expenses of $129,111 and $967,897 for the six months ended June 30, 2025 and 2024, respectively, representing a decrease of $838,786 between the two periods. These expenses consisted primarily of stock-based compensation, consulting fees, pre-licensing fees, professional fees, and other general and administrative costs. The decrease in general and administrative expenses was mainly due to the immediate vesting options issued to management in and the board in 2024 that did not reoccur in 2025.

Net Profit (Loss) from Operations

We incurred net profit (loss) from operations of $37,556 and ($967,897) for the six months ended June 30, 2025 and 2024, respectively, representing a net change of $1,005,453, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Other Income (Expense)

Other expenses were $(1,599,582) and $(1,602,904) for the six months ended June 30, 2025 and 2024, respectively, consisting of interest expense from the loan payable, and changes in derivative liability.

Net Loss from Discontinued Operations

Enderby Works, LLC and MotoClub, LLC were deemed discontinued operations in 2024 due to management’s strategic decision to shift its business focus to the waste-to-energy industry.

Discontinued operations reported no income in 2024, incurred other expenses in the amount of $1,554,250 for the impairment of software.

Net and Comprehensive Profit (Loss)

Net profit (loss) attributable to Waste Energy was $(1,562,024) and ($2,570,801) for the six months ended June 30, 2025, and 2024, respectively, representing a increase of $1,008,776. This reduction is primarily attributable to the factors discussed above under the headings “Operating Expenses” and “Other Income (Expense).

Liquidity and Capital Resources

Working Capital

	As at June 30, 2025	As at December 31, 2024
Current Assets	$125,919	$35,682
Current Liabilities	(5,093,687)	(3,206,371)
Working Capital (Deficit)	$(4,967,768)	$(3,170,689)

Current Assets

Current assets on June 30, 2025, were comprised of only cash and cash equivalents of $90,919 and accounts receivable, net of $35,000.

Current assets on December 31, 2024, were comprised of only cash and cash equivalents of $682 and accounts receivable, net of $35,000.

Current Liabilities

On June 30, 2025, current liabilities were comprised of accounts payable and accrued expenses of $1,469,337 (related and unrelated parties), notes payable, net $292,707, convertible notes payable $1,319,161, derivative liability of $1,601,449, and deferred revenue of $411,033.

On December 31, 2024, current liabilities were comprised of accounts payable and accrued expenses of $1,611,263 (related and unrelated parties), notes payable, net $183,056, convertible notes payable $1,293,409, derivative liability of $40,941, and deferred revenue of $77,700.

Cash Flow

Our cash flows for the six months ended June 30, 2025 and 2024 are as follows:

	Six months ended June 30, 2025	Six months ended June 30, 2024
Net cash provided from (used in) operating activities	$261,307	$(430,267)
Net cash used in investing activities	$(468,048)	-
Net cash provided by financing activities	296,978	428,498
Net changes in cash and cash equivalents	$90,237	$(1,769)

Operating Activities

Net cash provided by operating activities was $261,307 for the six-month period ended June 30, 2025, compared to net cash used of $430,267 for the six-month period ended June 30, 2024, representing an increase of $691,574. This increase was primarily due to the receipt of deferred revenue from a contract received offset by the payment to related parties for accounts payable during the six months of 2025.

Investing Activities

Net cash used in investing activities was $468,048 for the six-month period ended June 30, 2025, compared to nil for the same period in 2024—an increase of $468,048. This increase was primarily attributable to payments made to acquire waste-to-energy machine. The company has not obtained custody of the machine, it’s construction is not complete neither does the company has control, the amount is therefore held as a deposit made for capital advance.

Financing Activities

Financing activities provided cash of $296,978 for the six months ended June 30, 2025, compared to $428,498 for the six months ended June 30, 2024, representing a decrease of $131,520. The decrease was primarily due to the Company receiving lower proceeds from notes during the six months ended June 30, 2025, compared to higher proceeds received during the same period in 2024.

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

Going Concern

The accompanying condensed interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On a consolidated basis, the Company has incurred significant operating losses since its inception. For the period ended June 30, 2025 and 2024, the Company incurred net loss of $1,5562,024 and $2,570,801, respectively. On June 30, 2025 and December 31, 2024, the Company has an accumulated deficit of $51,520,442 and $49,958,417, negative working capital of $4,967,768, and $3,170,689, respectively, and cash balances of $90,919 and $682, respectively. Further losses are anticipated as the Company pursues business opportunities, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profits, adequate cash flows and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties, related party debt and proceeds from the issuance of stock. There are no assurances that the Company will be able to secure funding on terms that are acceptable to the Company or at all.

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

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the fiscal year ended December 31, 2024, our disclosure controls and procedures were not effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal period ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Dated: August 13, 2025

