Form 10-Q
period 2025-09-30
WASTE ENERGY CORP.
filed 2025-11-13
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 138,036,826 shares of common stock issued and outstanding as at November 10, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the quarter ended September 30, 2025 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading.

Waste Energy Corp.

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(unaudited)	(audited)
Assets

Current Assets
Cash and cash equivalents	$47,419	$682
Accounts receivable, net	42,500	35,000
Prepaid expenses	12,000	-
Security deposit	12,000	-
Interest receivable, net (see note 7)	-	-
Notes receivable, net (see note 7)	-	-
Total Current Assets	113,919	35,682

Non-current assets
Right-of-use asset	299,629	-
Capital advance	468,048	-
Total non-current assets	767,677	-

Total Assets	$881,596	$35,682

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$530,513	$545,883
Accounts payable and accrued expenses, related party	787,135	1,065,380
Deferred revenue	208,333	77,700
Deposits payable	77,700	-
Notes payable, net	345,604	183,056
Derivatives liability	1,554,288	40,943
Convertible notes payable – software acquisition	-	854,250
Convertible notes payable – other	710,650	439,159
Total Current Liabilities	4,214,223	3,206,371

Non-Current Liabilities
Lease liabilities	321,106	-
Total Non-current Liabilities	321,106	-

Total Liabilities	4,535,329	3,206,371

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 400,000,000 shares authorized; 138,036,826 and 128,064,469 shares issued and outstanding as at September 30, 2025 and December 31, 2024, respectively	138,037	128,065
Additional paid-in-capital	46,906,454	46,820,921
Stock subscriptions payable	406,476	-
Accumulated deficit	(50,943,442)	(49,958,417)
Total Waste Energy Corp. Stockholders’ Equity	(3,492,475)	(3,009,431)
Non-controlling interest	(161,258)	(161,258)
Total Stockholders’ Equity	(3,653,733)	(3,170,689)

Total Liabilities and Stockholders’ Equity	$881,596	$35,682

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Revenues
Consulting service	125,000	-	291,667	-
Recyclable material intake	7,500	-	7,500	-
Total revenues	132,500	-	299,167	-

Operating expenses
General and administrative expenses	324,103	137,987	453,214	1,105,884
Service costs	1,987	-	1,987	-
Total operating expenses	326,090	137,987	455,201	1,105,884

Net income (loss) from operations	(193,590)	(137,987)	(156,034)	(1,105,884)

Other income (expense)
Note interest revenue		21,424		82,627
Note interest expense	(30,820)	(28,893)	(69,896)	(77,548)
Other income	-	-	-	(446,071)
Change in derivative liability	47,160	-	(2,119,863)	-
Gain on debt settlement	754,250	-	1,360,767	-
Interest write off	-	(21,425)	-	(82,627)
Investment write off	-	-	-	446,071
Total other income (expense)	770,590	(28,894)	(828,992)	(77,548)

Net profit (loss) from continued operations	577,000	(166,881)	(985,026)	(1,183,432)

Net profit (loss) from discontinued operations		-		(1,554,250)

Net profit (loss)	577,000	(166,881)	(985,026)	(2,737,682)

Net income (loss) from non-controlling interest	-	-	-	-
Net income (loss) attributable to Waste Energy Corp.	$577,000	$(166,881)	$(985,026)	$(2,737,682)

Earnings (loss) per common share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	138,036,826	125,133,798	136,772,679	118,906,677

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Operating activities
Net loss for the period from continued operations	$(985,026)	$(2,737,682)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	52,305	101,090
Stock-based compensation and forfeitures, related party	-	188,501
Gain on debt settlement	(1,360,767)	-
Loan payable non-cash expenses – legal, discount & interest	29,670	68,550
Change in derivative liability	2,119,863	-
Asset write-off	-	1,554,250
Amortization of ROU assets and reductio in lease liability	21,477	-
Changes in operating assets and liabilities
Accounts receivable	(7,500)	70,112
Accounts payable and accrued expenses	23,630	283,036
Accrued interest on convertible notes payable	32,773	11,430
Accounts payable and accrued expenses, related party	(160,768)	(27,077)
Prepaid expenses	(12,000)	9,696
Security deposit	(12,000)	-
Deposits payable	77,700	-
Deferred revenue	130,633	-
Net cash used in operating activities from continued operations	(50,012)	(478,094)

Investing activities
Capital advance	$(468,048)	$-
Net cash used in investing activities	(468,048)

Financing activities
Proceeds from the stock to be issued	150,000	-
Proceeds from share issuance	-	50,000
Proceeds from issuance of convertible note	280,000	375,000
Proceeds from issuance of note payable	250,000	165,000
Payments made on notes payable	(115,203)	(114,270)
Net cash provided by financing activities	564,797	475,730

Net changes in cash and equivalents	46,737	(2,364)

Cash and equivalents at beginning of the period	682	3,076

Cash and equivalents at end of the period	$47,419	$712

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash paid in interest	$15,848	$27,087
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation	$52,305	$101,090
Stock-based compensation – related party	$-	$188,501
Conversion of convertible debt	$-	$80,125
Full conversion of convertible note payable to common stock of WEC - $96k loan, $43,200 converted	$43,200	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock Number of Shares (#)	Common Stock Dollar Amount ($)	Additional Paid-in Capital ($)	Stock Subscriptions Payable	Accumulated Deficit ($)	Non- Controlling Interest ($)	Total Shareholders’ Equity (Deficit) ($)
Balance, December 31, 2023	108,807,923	108,808	46,232,087		(47,078,270)	(161,258)	(898,633)
Stock based compensation			119,972				119,972
Stock-based compensation, related party			143,593				143,593
Share issuance on conversion of loan payable	10,611,546	10,612	56,513				67,125
Share issuance on conversion of loan payable	625,000	625	24,376				25,001
Share issuance for services	4,600,000	4,600	179,400				184,000
Shares issuance for services - related party	920,000	920	17,480				18,400
Shares issued for cash – private placement	2,500,000	2,500	47,500				50,000
Net income/(loss) for the year					(2,880,147)		(2,880,147)
Balance, December 31, 2024	128,064,469	128,065	46,820,921	-	(49,958,417)	(161,258)	(3,170,689)

Stock based compensation			24,378				24,378
Share issuance on conversion of note payable	9,972,357	9,972	33,228				43,200
Private placement for cash – to be issued				50,000			50,000
Net income/(loss) for the period					(23,068)		(23,068)
Balance, March 31, 2025	138,036,826	138,037	46,878,527	50,000	(49,981,485)	(161,258)	(3,076,179)

Stock-based compensation			15,416				15,416
Private placement for cash – to be issued				100,000			100,000
Net income/(loss) for the period					(1,538,956)		(1,538,956)
Balance, June 30, 2025	138,036,826	138,037	46,893,943	150,000	(51,520,441)	(161,258)	(4,499,719)

Stock-based compensation			12,511				12,511
Shares to be issued for convertible note settlement				100,000			100,000
Share to be issued for debt settlement				156,476			156,476
Net income/(loss) for the period					577,000		577,000
Balance, September 30, 2025	138,036,826	138,037	46,906,454	406,476	(50,943,442)	(161,258)	(3,653,733)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Notes to Unaudited Condensed Interim Consolidated Financial Statements

As of and for the nine months ended September 30, 2025 and 2024

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

On August 24, 2022, the Company changed its name from CurrencyWorks Inc. to MetaWorks Platforms, Inc (“MWRKS”).

On May 13, 2024, we incorporated a new Florida subsidiary, Energy Works, Inc., (“EnergyWorks”).

On September 6, 2024, the Company changed its name from MetaWorks Platforms, Inc. to Waste Energy Corp.

Going Concern

The accompanying condensed interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On a consolidated basis, the Company has incurred significant operating losses since its inception. For the period ended September 30, 2025 and 2024, the Company incurred losses of $985,026 and $2,737,682, respectively. On September 30, 2025 and December 31, 2024, the Company has an accumulated deficit of $50,943,442 and $49,958,417, negative working capital of $4,100,304, and $3,170,689, respectively, and cash balances of $47,419 and $682, respectively. Further losses are anticipated as the Company pursues business opportunities, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profits, adequate cash flows and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties, related party debt and proceeds from the issuance of stock. There are no assurances that the Company will be able to secure funding on terms that are acceptable to the Company or at all.

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

Upon meeting the criteria for discontinued operations, the results of operations, including any gain or loss on disposal, are presented separately in the consolidated statements of operations for all periods presented. Assets and liabilities of discontinued operations classified as held for sale are presented separately in the consolidated balance sheets, if applicable. If the assets and liabilities associated with the discontinued operation do not meet the held-for-sale criteria, they should not be presented separately on the balance sheet as discontinued operations. Instead, they remain within their respective asset and liability categories. The results of operations of the discontinued component are still reported separately in the consolidated statement of operations. MB and EW are discontinued entities whose assets and liabilities are not held for sale, rather benefit or are the obligation of the surviving entities and they have no revenue and expenses in the nine or three months ended September 30, 2025. For the nine months ended September 30, 2024 net profit (loss) from discontinued operations is $1,554,250.

Management evaluates and updates the classification of operations as discontinued when relevant events occur, such as the approval of a sale plan, abandonment, or completion of disposal.

Segment reporting

The Company uses the “management approach” to identify its reportable segments. This approach is based on the internal organizational structure used by management for making operational decisions and assessing the performance of the business. Under this approach, the Company has determined that it operates through four reportable segments.

The Holding Segment includes corporate functions such as finance, legal, human resources, and executive management. This segment supports the operations of the other business units and does not generate revenue. The Renewable Energy Consulting Segment is engaged in providing advisory and implementation services related to clean energy solutions. Revenue is generated through consulting contracts and project-based services. The Holding Segment represents the parent-level activities of the Company, including the identification and pursuit of new business opportunities. This segment also provides financing support to other operating units, and corporate-level expenses are recorded within this segment. The Recyclable Material Intake Segment includes the Company’s operations related to the collection and processing of recyclable materials. Revenue is generated through the service of accepting the recyclable waste to third-parties. Operations that no longer meet the criteria for continuing operations are reported within Discontinued Operations.

Segmented Information- Statements of Operations

2025	Holding Segment	Renewable Energy Consulting segment	Recyclable Material Intake segment	Discontinued Operations segment	Total
Revenue and other income:
Consulting revenue	$-	$291,667	$-	$-	$291,667
Recyclable material intake	-	-	7,500	-	7,500
Note interest revenue	-	-	-	-	-
Gain on extinguishment of debt	1,360,768	-	-	-	1,360,768
Investment write off	-	-	-	-	-
Other income	-	-		-	-
	1,360,768	291,667	7,500	-	1,659,935
Expenses
Advertising & Marketing	$48,327	$-	$-	$-	$48,327
Consulting fees	216,184	-	-	-	216,184
Licenses	-	-	-	-	-
Stock based compensation (related and non-related party)	52,306	-	-	-	52,306
Rent	-	50,047			50,047
Professional fees	32,494	-	-	-	32,494
Other general and administrative expenses	53,857	1,987			55,844
Change in derivative liability	2,119,863	-	-	-	2,119,863
Interest expense and charges - note payable	69,896	-	-	-	69,896
Interest write off		-	-	-	-
Net Income (loss) before income taxes	$(1,232,159)	$239,633	$7,500	$-	$(985,026)

Segmented Information- Balance Sheets

2025	Holding Segment	Renewable Energy Consulting segment	Recyclable Material Intake segment	Discontinued Operations segment	Total
Total assets	$31,945	$814,651	$-	$35,000	$881,596

Less: intersegment eliminations	-	-	-	-	-
Net assets	$31,945	$814,651	$-	$35,000	$881,596

Total liabilities	$3,964,029	$529,439	$-	$2,381,997	$6,875,465
					-
Less: intersegment eliminations		-	-	(2,340,136)	(2,340,136)
Total liabilities	$3,964,029	$529,439	$-	$41,861	$4,535,329

Segmented Information- Statements of Operations

2024	Holding Segment	Renewable Energy Consulting segment	Recyclable Material Intake segment	Discontinued Operations segment	Total
Revenue and other income:
Consulting revenue	$-	$-	$-	$-	$-
Recyclable material intake	-	-	-	-	-
Note interest revenue	82,627	-	-	-	82,627
Gain on extinguishment of debt	-	-	-	-	-
Investment write off	-	-	-	-	-
Other income	446,071	-	-	-	446,071
	528,698	-	-	-	528,698
Expenses
Advertising & Marketing	$184,000	$-	$-	$-	$184,000
Consulting fees	190,436	-	-	-	190,436
Licenses	201,471	-	-	-	201,471
Stock based compensation (related and non-related party)	289,591	-	-	-	289,591
Rent	18,000	-			18,000
Professional fees	46,587	-	-	-	46,587
Other general and administrative expenses	175,799	-		-	175,799
Change in derivative liability	-	-	-	-	-
Interest expense and charges - note payable	77,548	-	-	-	77,548
Interest write off	82,627				82,627
Investment write off	446,071				446,071
Asset write off	-	-	-	1,554,250	1,554,250
Net Income (loss) before income taxes	$(1,183,432)	$-	$-	$(1,554,250)	$(2,737,682)

Segmented Information- Balance Sheets

2024	Holding Segment	Renewable Energy Consulting segment	Recyclable Material Intake segment	Discontinued Operations	Total
Total assets	$682	$-	$-	$35,000	$35,682

Less: intersegment eliminations	-	-	-	-	-
Net assets	$682	$-	$-	$35,000	$35,682

Total liabilities	$3,164,508	$-	$-	$5,202,000	$8,366,508
					-
Less: intersegment eliminations		-	-	(5,160,137)	(5,160,137)
Total liabilities	$3,164,508	$-	$-	$41,863	$3,206,371

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at September 30, 2025 or December 31, 2024, and have not recognized interest and/or penalties in the consolidated statement of operations for the period ended September 30, 2025 or year ended December 31, 2024.

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

Accounts receivable primarily consists of amounts due from customers for prior movie distribution rights and recyclable material intake and are reported at their net realizable value. From management’s best estimate, there is no allowance for doubtful accounts on September 30, 2025, and December 31, 2024. Management individually reviews accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that may not be collected and would directly write off these balances. Management considers several factors, including the age of the receivables, current economic conditions and other information management obtains regarding the financial condition of customers. The policy for determining the past due status is based on the contractual payment terms of each customer. If conditions are identified that pose significant risk of non-collections the determination to directly write off uncollectible receivables is made.

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

Management reviews the adequacy of the allowance at each reporting period and updates estimates as appropriate. Changes in estimates are recorded in the income statement as a component of credit loss expense. The Company has considered the recent guidance and does not have receivables that would require this level of analysis in determining the net realizable balance of accounts receivable.

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

On September 30, 2025 the Company had convertible debt outstanding, warrants exercisable to 4,687,500 shares of common stock and stock options exercisable to 32,840,691 shares of common stock. On December 31, 2024 the Company had convertible debt outstanding, warrants exercisable to 4,687,500 shares of common stock and stock options exercisable to 33,213,334 shares of common stock. For both periods the effect of exercisable options and warrants is anti-dilutive and they have been excluded from dilutive EPS.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

The Company’s financial instruments consist of, note receivables, derivative liabilities and notes payable. The Company’s note receivables were indirectly written down to zero due to potential non-collections. The Company’s derivative liabilities have a fair value of zero principally due to a decline in the stock price. These instruments are in level 3 of the fair value hierarchy.

When determining fair value, whenever possible, the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of September 30, 2025 and December 31, 2024, the Company did not have any level 1 or 2 financial instruments. On September 30, 2025 and December 31, 2024 the Company’s level 3 financial instruments were derivative liabilities on convertible notes, notes payable and notes receivable valued at their present values and equity investments in other entities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at September 30, 2025.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Notes Payable, net	-	-	$345,604
Derivative liability	-	-	$1,554,288
Convertible notes payable	-	-	$710,650

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at December 31, 2024.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Notes payable, net	-	-	$183,056
Derivative liability	-	-	$40,943
Convertible notes payable	-	-	$1,293,409

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

Derivative liabilities are initially measured at fair value on the issuance date and measured at each reporting period, with changes in fair value recognized in earnings. The fair value of these liabilities is determined by using appropriate valuation models, such as the Black-Scholes or binomial option pricing models, incorporating inputs such as the Company’s stock price, volatility, risk-free interest rate, and the terms of the conversion feature. Inputs and factors that are subject to material changes that could impact derivative liabilities would include the change in stock price, exercise price indicated in contracts, volatility rate. These can result in material shifts in the derivative value from year to year.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Consulting services

Revenue from Renewable Energy Consulting services is derived from advisory and implementation services related to clean energy solutions. Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers, when a service is performed for the customer, services may occur over time or under a services contract or for a specific event as stipulated in client contracts. Contract terms typically provide for billing upon completion of defined milestones or within standard payment cycles.

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

Recyclable material intake

The Company recognizes revenue from waste tires received from customers. Customers pay the Company for the collection, acceptance, and processing of waste tires. Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers, at the point in time when the company accepts the waste material for processing and the agreed fee is due from the customer.

Disaggregated Revenue Disclosure

The Company’s customers or sources of revenue generation were only in the United States during the period ended September 30, 2025. Below is a table of revenue by type:

	For the Nine Months Ended	For the Nine Months Ended
Revenue Type	September 30, 2025	September 30, 2024
Renewable consulting revenue	291,677	-
Recylable Material intake revenue	7,500	-
	299,177	-

Operating Leases

The Company accounts for leases in accordance with ASC 842, Leases. At the commencement of a lease, the Company determines whether the arrangement is a finance or operating lease. Operating lease right-of-use (“ROU”) assets and related lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. The Company uses its incremental borrowing rate to determine the present value of future lease payments when the implicit rate in the lease is not readily determinable.

ROU assets include any prepaid lease payments and are reduced by lease incentives received. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Short-term leases (terms of twelve months or less) are not recorded on the balance sheet, and payments are recognized as expense when incurred

Recent Accounting Pronouncements

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

3. CONCENTRATION AND CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist of cash. Cash is maintained with a major financial institution in the USA that is creditworthy. The Company maintains cash in bank accounts insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC). On September 30, 2025 and on December 31, 2024, no cash balances were in excess of federally insured limits.

During the period ended September 30, 2025 total consulting revenue was generated from one customer and amount to $291,667. During the period ended September 30, 2024, the Company generated no revenues, and therefore had no significant customers.

During the period ended September 30, 2025, one customer individually made up 10% or more of total accounts receivable, their balances amounted to $35,000 and represents 83% of the total. During the year ended December 31, 2024, one customer made up 10% or more of total accounts receivable, their balances amounted to $35,000 and represents 100% of the total.

4. DISCONTINUED OPERATIONS

During 2024 operations in digital platform consulting, NFT market and movie rights ceased due to Management’s decisions to pursue a new line of business in renewable waste energy.

No asset or liability was held for sale and therefore not disclosed separately. Revenues and costs directly related to these operations were separated for discontinued operations disclosure and reporting purposes.

Discontinued operations - net income (loss)	For the nine months ended September 30, 2025	For the year ended December 31, 2024
Revenue
Consulting services	$-	$-
NFT revenue	-	-
Movie distribution revenue	-	-

Expenses:
General and administrative - Other	-	-
General and administrative - Service Costs	-	-
Loss on impairment of software	-	1,554,250
Net loss from discontinued operations	$-	$(1,554,250)

Discontinued operations - cash flows
Net loss for the year from discontinued operations	-	(1,554,250)
Loss on impairment of software	-	1,554,250
Net cash (used in) operating activities from discontinued operations	$-	$-

5. ACCOUNTS RECEIVABLE

As of September 30, 2025, the Company had accounts receivables of $42,500 compared to $35,000 as at December 31, 2024. Receivables consist of revenues generated through recyclable material intake and movie licensing part of discontinued operations from the past year.

Discontinued operations - net income (loss)	For the nine months ended September 30, 2025	For the year ended December 31, 2024
Accounts receivable beginning balance	$35,000	$115,112
Billings	7,500	-
Collections	-	(80,112)
Accounts receivable ending balance	42,500	35,000

6. CAPITAL ADVANCE

As of September 30, 2025, the Company acquired renewable energy assets for a total cost of $468,048, comprising vendor payments of $310,000 and additional costs for freight, taxes, import duties, and spare parts of $178,048. The assets will be used internally to support the Company’s renewable energy operations.

As of the reporting date, the asset had arrived at a U.S. port and was pending clearance with U.S. Customs. Accordingly, the asset does not yet meet the criteria for capitalization under ASC 360, Property, Plant, and Equipment. Instead, these payments have been classified as a capital advance on the balance sheet, pending its transfer of control and the Company obtaining custody of the asset.

The asset is expected to be completed and custody to be transferred to the Company by the end of November 2025, at which point the Company anticipates reclassifying the capital advance to Property, Plant, and Equipment upon the asset being placed in service. The Company will begin depreciation in accordance with its fixed asset depreciation policy once the asset is placed in service.

7. NOTES RECEIVABLE – RELATED PARTY

	September 30, 2025	December 31, 2024

Notes receivable - Enderby – current portion	2,426,286	2,180,479
Allowance for doubtful accounts, Enderby	(2,426,286)	(2,180,476)
Notes receivable, Enderby – net	-	-

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

The allowance for doubtful accounts for the notes receivable converted to shares in the quarter ended June 30, 2024 was recovered resulting in a gain of $446,071. The investment was booked at cost and its full cost was impaired as Fogdog is a private unaudited entity with no active market and its value could not be substantiated for reporting purposes, this resulted in an impairment loss of $446,071 during the fiscal year ended December 31, 2024. The loss from the investment impairment and the gain from the recovery of the note receivable settled were charged to the same classification on the statement of operations resulting in no value reported to impact net loss for the nine months ended September 30, 2025 and the year ended December 31, 2024.

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

During the quarter ended September 30, 2024, the Company acquired certain assets of Fogdog for a full and final settlement of the Notes receivable and made a payment of $200,000 to Fogdog as a licensing fee for the development of waste-to-energy equipment. The resulting note receivables due from Fogdog was directly written off in 2024 and the related assets development costs were also written off due to the Company deciding to potentially not pursue the development of this equipment because it obtained a more cost-effective estimate for the design and development of similar waste-to-energy equipment. Total owed from Fogdog for notes receivable on September 30, 2025 and December 31, 2024 was Nil.

On March 15, 2023, the Company signed an agreement with its partner in the jointly-owned subsidiary EnderbyWorks to become the 100% owner of the entity. Enderby Entertainment exchanged its 49% interest in EnderbyWorks to the corporation for forgiveness of outstanding payables amounting to $190,147 and the assumption of the secured promissory note of $1,828,000 due to the Company by Enderby Entertainment Inc. This note receivable had an annual interest rate of 8% due and was payable on July 6, 2024. On September 30, 2024, the note is in default and now accrues interest at rate of 18% per annum. There is also a royalty clause on the existing assets that EnderbyWorks will pay Enderby Entertainment 50% of the first $6,000,000 in net revenue, if revenue is earned by EnderbyWorks in the future. The note is deemed potentially non-collectible. In 2023, an allowance for potential non-collections was allocated to the note, resulting in a net realizable value of zero and an impairment loss of $2,097,542 was incurred. An additional allowance of $246,105 was incurred for the nine-month period ended September 30, 2025, and $82,937 was created for the year ended December 31, 2024. As of September 30, 2025, the allowance for credit losses on notes receivables is $2,426,286.

8. LOAN PAYABLES

Notes Payable

On June 14, 2022, the Company issued a promissory note payable for $117,000 (“Note A”). The promissory note is unsecured, payable on demand, and was set to mature on August 13, 2022. The promissory note bore interest at a rate per annum equal to the Bank of Canada’s Prime rate and has a one-time interest charge of $14,011. On August 9, 2022, a promissory note extension was signed, extending the maturity date of the note payable to February 14, 2023. The note requires monthly payment of $13,077 over 10 months. On January 31, 2023, the Company signed an amendment to extend the maturity date of the loan to February 14, 2024 at an interest rate equal to the Bank of Canada’s Prime rate plus 3%. The Principal balance owed on September 30, 2025 and December 31, 2024 is $117,000. Accrued interest on this loan is $29,612 and $22,655 on September 30, 2025 and December 31, 2024 respectively. The note went into default during 2024, and management is currently negotiating an extension with the loan holder.

8. LOAN PAYABLES (CONT’D)

On July 2, 2024, the Company closed on a convertible promissory note (the “Promissory Note”) and entered into a securities purchase agreement dated July 1st, 2024 with one subscriber (the “Holder”) to raise a net amount of $90,000, pursuant to the terms and subject to the conditions of the convertible promissory note issued to the Holder (the “Promissory Note”). The Promissory Note is in the amount of $115,200, is unsecured and matures on May 15, 2025 (the “Maturity Date”). We also agreed to an original issuance discount of $19,200. The Promissory Note bears interest at the rate of 10% per annum on the unpaid principal balance from July 1st, 2024 until the Maturity Date. Any amount of principal or interest on the Promissory Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the same is paid. The Promissory Note is convertible into shares of common stock of the Company only in the event of a default, upon the terms and subject to the limitations and conditions set forth in the Promissory Note. Upon the occurrence and during the continuation of any event of default, the Promissory Note will immediately become payable on the conditions as set forth in the Promissory Note. The balance at September 30, 2025 was $0 and the balance on December 31, 2024 was $78,022, which includes $11,466 in accrued interest. As of September 30, 2025 the promissory note was paid in full.

On June 06, 2025, the Company entered into a promissory note agreement (“Note”) with one subscriber to raise a net amount of $107,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $123,050, plus a one-time interest charge of 12% ($14,766), which accrues on the issuance of the promissory note, is unsecured and matured on April 15, 2026. The Company also agreed to an original issuance discount of $16,050. The total amount of the promissory note of $137,816 (including principal, interest and fees) will be repaid in ten payments each in the amount of $13,781.60, the first payment is due on July 15, 2025, with nine subsequent payments each month thereafter. There is a five-day grace period with respect to each payment. As of September 30, 2025, the loan balance outstanding was $85,869, with accrued interest of $286.

On June 29, 2025, the Company entered into a promissory note agreement (“Note”) with one subscriber to raise a net amount of $75,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $95,120, plus a one-time interest charge of 13% ($12,365), which accrues on the issuance of the promissory note, is unsecured and matured on April 30, 2026. The Company also agreed to an original issuance discount of $13,120. The total amount of the promissory note of $107,485 (including principal, interest and fees) will be repaid in five installments, the first payment is due on December 30, 2025 for $53,742.50, with four subsequent payments of $13,435.61 each month thereafter. There is a five-day grace period with respect to each payment. As of September 30, 2025, the loan balance outstanding was $95,120, with accrued interest of $3,854.

On August 27, 2025, the Company entered into a promissory note agreement (“Note”) with one subscriber to raise a net amount of $75,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $95,120, plus a one-time interest charge of 13% ($12,365), which accrues on the issuance of the promissory note, is unsecured and matured on June 30, 2026. The Company also agreed to an original issuance discount of $13,120. The total amount of the promissory note of $107,485 (including principal, interest and fees) will be repaid in five installments, the first payment is due on February 28, 2025 for $53,742.50, with four subsequent payments of $13,435.61 each month thereafter. There is a five-day grace period with respect to each payment. As of September 30, 2025, the loan balance outstanding was $95,120, with accrued interest of $1,369

Convertible Notes Payable

On June 16, 2023, Waste Energy acquired software, including a Web3 business metaverse platform, Chat GPT-powered AI avatar technology, and domain portfolio, including UtopiaVR.com. This acquisition also includes a patent-pending IP technology relating to metaverse haptics that will hold potential for future development and licensing opportunities. Consideration for the acquisition of the assets included: (i) the issuance of 7,000,000 shares of common stock of the Company (each, a “Share”); (ii) the issuance of a convertible promissory note in the principal amount of $700,000, which matured on July 5, 2024 and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of $0.10 per Share; and (iii) the issuance of a convertible promissory note in the principal amount of $154,250, which matured on July 5, 2024, and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of $0.10 per Share. On December 31, 2024 the balance owed to the software developer was $854,000. These notes were non-interest-bearing. This note was in default as of December 31, 2024. On August 15, 2025, the Company settled a note payable to one of its principal shareholders through the issuance of common shares valued at $100,000. As of September 30, 2025, the shares had not yet been issued, and the amount has been recorded as stock subscription payable within the equity section of the balance sheet and included in the statement of stockholders’ equity. The Company is obligated to issue common shares at $0.05 per share, representing 2,000,000 shares to be issued.

On June 11, 2024, the Company entered into a Convertible Loan Agreement (the “Agreement”) with a holder for a principal amount of $375,000. The Agreement bears interest at 10% per annum and was originally scheduled to mature on June 11, 2025. Under the terms of the Agreement, in the event of default, the outstanding balance would become immediately due and payable, and the holder would have the right to convert all or any portion of the unpaid principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.025 per share. Additionally, any outstanding loan amount at the time of default would increase by 30%, and repayment in cash during such an event would require payment of 130% of the then-outstanding principal, plus accrued and unpaid interest and any applicable default interest.

On June 5, 2025, the Company received an additional $50,000 under the existing Convertible Loan Agreement, subject to the same terms and conditions as the original loan, increasing total proceeds to $425,000. Following the original lender’s death in quarter 3, the lender’s spouse assumed his rights and obligations under the Agreement. On July 10, 2025, the spouse executed an amendment to the Convertible Loan Agreement, extended the maturity date to July 10, 2026. On July 10, 2025, the Company received an additional $100,000 under the amended Agreement increasing the total principal amount to $600,000, and revising the conversion price to $0.20 per share. All other terms and conditions remained substantially unchanged. As of September 30, 2025, and December 31, 2024, the outstanding principal was $525,000 and $375,000, respectively and accrued interest totaled $52,870 and $20,959 respectively.

On August 26, 2025, the Company issued a $150,000 convertible redeemable note to the Holder, bearing interest at 6% per annum and maturing on August 26, 2026. The note included an original issue discount of $15,000, resulting in net proceeds of $135,000. Beginning six months after issuance, the Holder may convert all or part of the outstanding balance into common stock at 60% of the lowest trading price of the shares during the twenty trading days preceding conversion. As of September 30, 2025, the outstanding principal balance under the note was $150,000, and accrued interest totaled $863.

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

For the nine months period ended September 30, 2025, the Company recorded a loss of $1,513,346 related to the change in fair value of the derivative liability. There was a significant change in the weighted average stock price of the Company from $0.006 to $0.05 during the nine months ended September 30, 2025 and in its volatility, in relation to the exercise price, resulting in a material increase in derivative liability to $1,554,288 on September 30, 2025 from $40,943 on December 31, 2024. Derivative liability is recognized as a present obligation determined using valuation techniques that rely on market-based or model-based assumptions, and may not require settlement in the form of cash or transfer of assets. Its actual settlement amount and timing are variable and contingent on underlying factors. For the year ended December 31, 2024, the Company recorded a loss of $40,941 related to the change in fair value of derivative liabilities.

The following table summarizes the weighted average key inputs used in the Black-Scholes model for all outstanding conversion feature derivative liabilities as of the measurement dates:

Input	Weighted Avg. On September 30, 2025	Weighted Avg. on December 31, 2024
Stock price	$0.050	$0.006
Exercise price (conversion price)	$0.0208	$0.037
Risk-free interest rate	3.68	4.23
Expected term (years)	0.80	0.50
Expected volatility	299%	82%
Dividend yield	0%	0%

The following table summarizes the changes in derivative liability:

Description	September 30, 2025	December 31, 2024
Derivative Liability beginning balance	$40,941	$-

Initial recognition of derivatives	282,914	1,370
Change in fair value	1,836,951	40,941
Settlements/conversions	(606,518)	(1,370)
Derivative Liability ending balance	1,554,288	$40,941

10. DEFERRED REVENUE

Prior to December 31, 2024, the Company received $77,700 cash from customers as deposits for work to be performed for discontinued operations. As of September 30, 2025, the products had not been delivered to the customers, therefore the deposits have been reclassified as deposits payable.

During the nine months ended September 30, 2025 the Company received $500,000 towards 12 month consulting contract. The company has recognized seven month of this revenue, resulting in $291,667 in reduction to the deposit received.

See table below for transactions that occurred during the quarter:

	September 30, 2025	December 31, 2024
Opening	$77,700	$77,700
Transfers to deposits payable	(77,700)	-
Customer deposits received	500,000	-
Consulting fee earned	(291,667)	-
Total deferred revenue	208,333	77,700

11. COMMITMENTS AND CONTINGENCIES

Contingent Commitments

The Company entered into a rental agreement with a related party on August 23, 2021, for its corporate office address on 3250 Oakland Hills Court, Fairfield, California, 94561. The lease expired on August 31,2022; it was originally for one year at a rate of $2,000/month. Since its expiration there has been no formal agreement written to extend the rent arrangement, but it is informally extended on a month-to-month basis. During 2024, a total of $24,000 was incurred for lease expense because of this. This lease arrangement is considered temporary due to the projected expansion of its business and may not be suitable within a 1-year period. The Company therefore is evaluating its lease needs on a year-to-year basis, and the lease is therefore exempt from ASC 842. During the nine months ended September 30, 2025 total rent expense is $0.

On June 2, 2019, the Company agreed to pledge an uncollected invoice in the amount of $752,500 as collateral for Business Instincts Group, Inc. (“BIG”), a related party, to obtain a loan from LarCo Holdings, LLC (“LarCo”), an unrelated party. The Company subsequently executed additional loan amendments with BIG and LarCo dated July 2, 2019, July 8, 2020, April 1, 2021 and April 17, 2023. These amendments confirmed that the Company agreed to pledge the collections of an account receivable invoice in the amount of $752,500. Should the Company collect the accounts receivable, in whole or in part, it will transfer these proceeds directly to LarCo. The Company’s balance due from the related invoice was not reported as part of gross accounts receivable on September 30, 2025 and December 31, 2024. The Company is party to litigation proceedings related to the arrangement, see below.

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

12. Operating Lease

The Company entered into an operating lease for its office premises beginning July 15, 2025, and expiring July 31, 2028. Monthly rent payments range from $7,500 to $12,000 over the lease term, totaling $404,500. At commencement, the Company recognized a right-of-use asset and lease liability of approximately $326,462, based on the present value of future lease payments using an incremental borrowing rate of 13%.

Lease expense is recognized on a straight-line basis over the lease term. For the nine months ended September 30, 2025, total lease expense was approximately $50,047. The lease agreement also provides the Company with an option to purchase the leased property for $1,500,000 at any time within 18 months from the effective date of the lease, subject to providing 90 days’ notice and maintaining timely rent payments as defined in the lease.

The future minimum operating lease payments as of September 30, 2025, are as follows:

Year Ending December 31	Amount ($)
2025	25,000
2026	135,000
2027	144,000
2028	84,000
Total Lease Payments	388,500
Less: Imputed Interest	(78,038)
Present Value of Lease Liability	321,106

13. RELATED PARTY TRANSACTIONS

On January 22, 2018, the Company appointed James Geiskopf as Lead Director. On June 28, 2024, James resigned from the Company’s Board of Directors. As of September 30, 2025 and December 31, 2024, the Company has accounts payable and accrued expenses owed to this related party of $74,244.

On April 1, 2021, the Company appointed Cameron Chell as Executive Chairman. On December 19, 2024, Cameron resigned from the Company’s Bord of Directors. As of September 30, 2025 and December 31, 2024, the Company had accounts payable and accrued expenses owed to this related party of $130,032.

On August 1, 2022, the Company appointed Scott Gallagher as President. As of September 30, 2025 and December 31, 2024, the Company had accounts payable and accrued expenses owing to this related party of $39,367 and $200,135.

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. On March 5, 2025, Swapan resigned from the Company. As of September 30, 2025 and December 31, 2024, the Company had no accounts payable and accrued expenses owed to him.

On October 9, 2017, the Company signed an agreement with RTB LLP. a company owned by Swapan Kakumanu to provide accounting services. On December 31, 2024 the company owed a balance of $117,476 to RTB LLP. On August 15, 2025, the company settled this debt by the issuance of 1,174,760 shares at price of $0.04 per share, however these shares had not yet been issued, and accordingly, the balance owed was reclassified to the Stock subscription payable” account within stockholders’ equity and resulting in zero balance due at September 30, 2025.

Cameron Chell “Cameron” founded Business Instincts Group Inc. (“BIG”). BIG is in the business of guiding early-stage ventures through the critical process of achieving product-market fit. As Co-founder of BIG he advises on operational and marketing strategies for BIG. BIG was therefore deemed a related party. As of September 30, 2025 and December 31, 2024, the Company had an accounts payable and accrued expense balance owed to BIG in the amount of $542,492.

See Note 11 for commitment, contingencies and litigation involving a related party “BIG”.

See Note 7 for additional Note Receivable related party transactions.

14. WARRANTS

A related party cancelled warrants outstanding during 2024. All warrants outstanding on September 30, 2025 and December 31, 2024, have strike prices denominated in USD and met the criteria of equity instruments, therefore no derivative accounting necessary to determine a fair value. The following table summarizes changes in warrant outstanding in each period:

	September 30, 2025	December 31, 2024
Outstanding at beginning of year	4,937,500	10,279,664
Cancellations	-	(250,000
Expirations	-	(5,342,164)
Outstanding at end of period	4,937,500	4,937,500
Weighted Average Price	$1.00	$1.00
Weighted Average Remaining Years Outstanding	0.79	1.40

15. SHARE CAPITAL

On January 6, 2024, the Company issued 920,000 shares of our common stock at a deemed price of $0.02 per share in settlement of amounts owed for services totaling $18,400. The company issued these shares to Scott Gallagher, the president of the company.

On March 1, 2024, the company issued 2,500,000 shares of our common stock at a price of $0.02 per share for aggregate gross proceeds of $50,000. The purchaser is one individual investor.

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

On March 12, 2025 the company entered into an agreement for a private placement for 10,000,000 shares of the Company’s common stock at a price of $0.05 per share for the total consideration of $50,000. The consideration was received however the shares were not issued. The Company intends to issue these shares before November 30, 2025. The amount is reported as a stock subscription payable in the equity section of the balance sheet and on the statement of stockholders equity.

On June 16, 2025 the company entered into an agreement for a private placement for 2,500,000 shares of the Company’s common stock at a price of $0.02 per share for the total consideration of $50,000. The consideration was received however the shares were not issued. The Company intends to issue these shares before November 30, 2025. The amount is reported as a stock subscription payable in the equity section of the balance sheet and on the statement of stockholder’s equity.

On June 16, 2025 the company entered into an agreement for a private placement for 2,500,000 shares of the Company’s common stock at a price of $0.02 per share for the total consideration of $50,000. The consideration was received however the shares were not issued. The Company intends to issue these shares before November 30, 2025. The amount is reported as a stock subscription payable in the equity section of the balance sheet and on the statement of stockholder’s equity.

On July 04, 2025, the Company and one of its vendors agreed to settle an outstanding payable of $15,000 through the issuance of common shares. As of September 30, 2025, the shares had not yet been issued, and the amount has been reported as stock subscription payable within the equity section of the balance sheet and on the statement of stockholders’ equity.

On August 15, 2025, the Company and one of its vendors agreed to settle an outstanding payable of $24,000 through the issuance of common shares. As of September 30, 2025, the shares had not yet been issued, and the amount has been reported as stock subscription payable within the equity section of the balance sheet and on the statement of stockholders’ equity.

Refer to note 12 for the shares issued to a related party.

Refer to note 8 for the shares to be issued to the note holder in settlement of note.

16. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that the board of directors may grant options to acquire common shares of the Company at not less than 100% of the greater of: (i) the fair market value of the shares underlying the options on the grant date and (ii) the fair market value of the shares underlying the options on the date preceding the grant date at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. As of September 30, 2025, the Company had 33,213,334 stock options outstanding, of which 32,840,691 were exercisable. At December 31, 2024, the Company had the same number of options outstanding and 30,046,665 were exercisable.

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

Stock-based compensation expense recognized for the period ended September 30, 2025 and year ended December 31, 2024, were $52,306 and $317,342, respectively. Stock options granted are valued using a fair value calculation based on the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

Year ended December 31, 2024
Share price	$0.02
Exercise price	$0.02
Time to maturity (years)	10
Risk-free interest rate	4.05%
Expected volatility	48.09%
Dividend per share	$0.00
Forfeiture rate	-

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2024	33,213,334	0.10	0.10	8.30
Granted	-	-	-	-
Cancelled	-	-	-	-
Options outstanding, September 30, 2025	33,213,334	0.10	0.10	7.10
Options exercisable, September 30, 2025	32,840,691	0.09	0.10	7.09
Options exercisable, December 31, 2024	30,046,665	0.09	0.10	8.05

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

17. INCOME TAXES

For the nine months ended September 30, 2025 and fiscal year ending December 31, 2024, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of September 30, 2025 and December 31, 2024, the Company had net operating loss carry forwards of approximately $5,690,687 and $5,534,653, respectively. The carry forwards expire through the year 2044. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, which reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. We used 21% as an effective federal rate, and 1.5% as an effective state rate. Tax computations are as follows:

	For the Nine Months Ended	For the Year Ended
	September 30, 2025	December 31, 2024
Net income (loss) before taxes	(985,026)	(2,880,147)
Adjustments to arrive at taxable income/loss
Permanent differences:		-
Temporary differences:	828,992	246,000
Taxable income (loss)	(156,034)	(2,634,147)

Current Year Taxable income (loss)	(156,034)	(2,634,147)
NOL carried forward prior year (tax return)	(5,534,653)	(2,900,506)
NOL carried forward at period end	(5,690,687)	(5,534,653)

Deferred Tax Asset - Federal Rate (21%)	$(32,767)	$(553,171)
Deferred Tax Asset - State Rate (1.5%)	(2,341)	(39,512)
Total Deferred Tax Asset	(35,108)	(592,683)

Valuation Allowance	35,198	592,683
Deferred tax per books	-	-

17. INCOME TAXES (CONT’D)

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities. The tax effect of significant components of the Company’s deferred tax assets at September 30, 2025 and December 31, 2024, respectively, are as above.

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

The following table sets forth a summary of the changes in non-controlling interest:

	September 30, 2025	December 31, 2024
Non-controlling interest beginning of the period	$(161,258)	(161,258)
Issuance of shares by EnderbyWorks, LLC	-	-
Net income (loss)	-	-
Acquisition	-	-
Non-controlling interest end of period	$(161,258)	(161,258)

19. SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through November 10, 2025, the date the consolidated financial statements were issued. Based on this evaluation, management determined that no material subsequent events require disclosure in the financial statements.

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

Results of Operations

Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

Revenue

During the nine months ended September 30, 2025 we recognized total revenue of $299,167, coming from consulting services and raw material fees. We recognized no revenue for the nine months ended September 30, 2024.

Operating Expenses

We incurred general and administrative expenses of $453,213 and $1,105,884 for the nine months ended September 30, 2025 and 2024, respectively, representing a decrease of $652,671 between the two periods. These expenses consisted primarily of stock-based compensation, consulting fees, pre-licensing fees, professional fees, and other general and administrative costs. The decrease in general and administrative expenses was mainly due to the immediate vesting options issued to management in and the board in 2024 that did not reoccur in 2025.

Net Profit (Loss) from Operations

We incurred net loss from operations of $156,034 and $1,105,884 for the nine months ended September 30, 2025 and 2024, respectively, representing a net change of $949,850, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Other Income (Expense)

Other expenses were $828,992 and $1,631,798 for the nine months ended September 30, 2025 and 2024, respectively, consisting of interest expense from the loan payable, and changes in derivative liability.

Net Loss from Discontinued Operations

Enderby Works, LLC and MotoClub, LLC were deemed discontinued operations in 2024 due to management’s strategic decision to shift its business focus to the waste-to-energy industry.

Discontinued operations reported no income in 2025 and 2024, incurred other expenses in the amount of $1,554,250 for the impairment of software for FY2024 and nil for FY2025.

Net and Comprehensive Profit (Loss)

Net profit (loss) attributable to Waste Energy was $(985,026) and ($2,737,682) for the nine months ended September 30, 2025, and 2024, respectively, representing an increase of $1,752,656. This reduction is primarily attributable to the factors discussed above under the headings “Operating Expenses” and “Other Income (Expense).

Liquidity and Capital Resources

Working Capital

	As at September 30, 2025	As at December 31, 2024
Current Assets	$113,949	$35,682
Current Liabilities	(4,214,223)	(3,206,371)
Working Capital (Deficit)	$(4,100,304)	$(3,170,689)

Current Assets

Current assets on September 30, 2025, were comprised of cash and cash equivalents of $47,419, prepaid rent of $12,000, security deposit of $12,000 and accounts receivable net of $42,500.

Current assets on December 31, 2024, were comprised of only cash and cash equivalents of $682 and accounts receivable, net of $35,000.

Current Liabilities

On September 30, 2025, current liabilities were comprised of accounts payable and accrued expenses of $1,317,648 (related and unrelated parties), notes payable, net $345,604, convertible notes payable $710,650, derivative liability of $1,554,288, deferred revenue of $208,333, deposits payable of $77,700.

On December 31, 2024, current liabilities were comprised of accounts payable and accrued expenses of $1,611,263 (related and unrelated parties), notes payable, net $183,056, convertible notes payable $1,293,409, derivative liability of $40,941, and deferred revenue of $77,700.

Cash Flow

Our cash flows for the nine months ended September 30, 2025 and 2024 are as follows:

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Net cash provided from (used in) operating activities	$(50,012)	$(478,094)
Net cash used in investing activities	$(468,048)	-
Net cash provided by financing activities	564,797	475,730
Net changes in cash and cash equivalents	$46,737	$(2,364)

Operating Activities

Net cash used by operating activities was $50,012 for the nine-month period ended September 30, 2025, compared to net cash used of $478,094 for the nine-month period ended September 30, 2024, representing an increase of $428,082. This increase was primarily due to the receipt of deferred revenue from a contract received offset by the payment to related parties for accounts payable during the nine months of 2025.

Investing Activities

Net cash used in investing activities was $468,048 for the nine-month period ended September 30, 2025, compared to nil for the same period in 2024—an increase of $468,048. This increase was primarily attributable to payments made to acquire a waste-to-energy machine. The company has not obtained custody of the machine, its construction is not complete nor does the company have control, the amount is therefore held as a deposit made for capital advance.

Financing Activities

Financing activities provided cash of $564,797 for the nine months ended September 30, 2025, compared to $475,730 for the nine months ended September 30, 2024, representing an increase of $89,067. The increase was primarily due to the Company receiving higher proceeds from convertible notes during the nine months ended September 30, 2025, compared to lower proceeds received during the same period in 2024.

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

Going Concern

The accompanying condensed interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On a consolidated basis, the Company has incurred significant operating losses since its inception. For the period ended September 30, 2025 and 2024, the Company incurred net loss of $985,026 and $2,737,682, respectively. On September 30, 2025 and December 31, 2024, the Company has an accumulated deficit of $50,943,442 and $49,958,417, negative working capital of $4,100,304, and $3,170,689, respectively, and cash balances of $47,419 and $682, respectively. Further losses are anticipated as the Company pursues business opportunities, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profits, adequate cash flows and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties, related party debt and proceeds from the issuance of stock. There are no assurances that the Company will be able to secure funding on terms that are acceptable to the Company or at all.

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

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the fiscal year ended December 31, 2024, our disclosure controls and procedures were not effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal period ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended September 30, 2025, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

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
Dated: November 13, 2025

