Form 10-K
period 2025-12-31
WASTE ENERGY CORP.
filed 2026-07-14
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

As of July 13, 2026 there was an aggregate market value of $5,521,171 based on a price of $0.037 per share multiplied by 149,220,840 shares of common stock held by non-affiliates.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of July 13, 2026, 149,220,840 shares of common stock were outstanding.

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

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements are subject to the safe harbors created by those sections and the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our planned commercial deployment in Midland, Texas, the development, importation, installation, commissioning, and operation of our waste conversion equipment, our expected production of tire-derived oil, recovered carbon black, recovered steel, and synthetic gas, our anticipated revenue sources, our plans to expand to 30 tons-per-day and additional future facilities, our development of AI-based emissions monitoring and automated carbon credit creation technology, our ability to obtain required permits and approvals, our capital and financing requirements, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in this Annual Report. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to:

●	our ability to successfully complete site preparation, importation, installation, commissioning, and operation of our initial 15 tons-per-day waste conversion system at our planned Midland, Texas facility;
●	the performance, reliability, and output quality of our waste conversion technology at commercial scale;
●	our ability to secure and maintain a consistent supply of waste tire and plastic feedstock on commercially reasonable terms;
●	our ability to enter into and perform under offtake agreements for tire-derived oil, recovered carbon black, recovered steel, and related products;
●	fluctuations in the market prices of fuels, carbon black, steel, and other commodities relevant to our business;
●	our ability to obtain, maintain, and renew required federal, state, and local environmental, air quality, scrap tire, zoning, and operating permits and approvals, including those administered by the Texas Commission on Environmental Quality;
●	changes in environmental laws and regulations, including those relating to greenhouse gas emissions, waste handling, and renewable fuels;
●	our ability to generate and monetize carbon credits and other environmental credits;
●	our status as an early-stage company with a limited operating history, significant accumulated deficit, and recurring operating losses;
●	substantial doubt about our ability to continue as a going concern;
●	our need for, and ability to obtain, additional debt or equity financing on acceptable terms, or at all;
●	the potential for significant dilution to our stockholders arising from the issuance of shares upon conversion of outstanding convertible notes, including notes with variable conversion features tied to our trading price, and from future capital raises;
●	the trading characteristics of our common stock, including its status as a “penny stock” and the limited trading market on the OTCQB;
●	the outcome of pending or threatened legal proceedings and disputed related-party obligations;
●	disruptions to supply chains, equipment deliveries, or construction timelines;
●	our dependence on the limited number of executive officers, directors, and third-party consultants;
●	the material weaknesses in our internal control over financial reporting and our ability to remediate them;
●	cybersecurity incidents affecting our information technology or operational technology systems; and
●	general economic, financial market, and political conditions.

Readers are urged to carefully review and consider the various disclosures made in this Annual Report and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. We operate in a highly competitive and rapidly evolving industry. New risks emerge from time to time, and it is not possible for us to predict all such risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. The forward-looking statements in this Annual Report are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements for any reason after the date of this Annual Report or to conform statements to actual results or revised expectations, except as required by law.

You should read this Annual Report and the documents that we reference herein and have filed with the SEC as exhibits to this Annual Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

This Annual Report also contains estimates, projections, and other information concerning our industry, our business, and the markets for our products, including data regarding the estimated size of those markets, waste generation volumes, and related environmental impacts. Information that is based on estimates, forecasts, projections, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained the industry, business, market, and other data contained in this Annual Report from reports, research surveys, studies, and similar data prepared by third parties (including, without limitation, the Yale School of the Environment, the Ocean Conservancy, and the Organisation for Economic Co-operation and Development), industry and general publications, government data, and similar sources. While we believe these third-party sources to be reliable as of the date of this filing, we have not independently verified the data obtained from these sources and cannot guarantee their accuracy or completeness. In some cases, we do not expressly refer to the sources from which these data are derived.

Unless otherwise stated, all financial information contained herein is shown in United States dollars. Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. Unless otherwise stated, “$” refers to United States dollars.

In this Annual Report, unless otherwise specified, all references to “shares” refer to shares of common stock in the capital of our Company. As used in this Annual Report, the terms “we,” “us,” “our,” “the Company,” and “Waste Energy” mean Waste Energy Corp. and its consolidated subsidiaries, unless otherwise specified.

ITEM 1. BUSINESS

Corporate Overview

Waste Energy Corp. (“Waste Energy,” “we,” “us,” “our,” or the “Company”) is an early-stage clean-energy company focused on converting non-recyclable waste tires and plastics into usable fuel, reusable commodities, and renewable energy products. We are engaged in the development and commercial deployment of a waste conversion technology platform that uses a thermal process operating in an oxygen-restricted environment to break down waste tires and plastic materials at elevated temperatures, producing valuable byproducts without combustion.

Our planned commercial operations are designed to produce four primary outputs:

●	Tire-Derived Oil (“TDO”) — a liquid fuel product that may be sold directly for industrial use or further refined through distillation into diesel-like products and other fuel fractions;
●	Recovered Carbon Black (“rCB”) — a reusable carbon material suitable for rubber products, plastics, pigments, coatings, and other manufacturing applications;
●	Recovered Steel — steel recovered from waste tires that can be sold into scrap and recycling markets; and
●	Synthetic Gas (“Syngas”) — a gaseous fuel generated during processing that may be reused internally to help power the system and reduce external energy requirements.

In addition to our core waste conversion operations, we are developing a patent-pending platform for AI-based emissions monitoring, feedstock analysis, PFAS identification, and automated carbon credit creation and tracking, which we intend to integrate into our facilities and potentially license to third parties.

Our business is in its early stages. We have generated only limited revenue to date, have incurred significant operating losses since inception, and have not yet commenced commercial operations at our planned Midland, Texas facility. There can be no assurance that we will achieve profitability or that our technology will be commercially viable at scale. See “Risk Factors.”

Planned Revenue Sources

We expect to generate revenue from five principal sources:

(i) Sales of Tire-Derived Oil. We intend to sell TDO products to industrial users, refiners, brokers, and commercial buyers. Revenue from these sales will be recognized upon shipment and delivery of products. In certain cases, buyers may enter into prepayment arrangements for secured supply.

(ii) Sales of Recovered Carbon Black and Recovered Steel. We intend to sell rCB and recovered steel into industrial, recycling, and commodity markets. Revenue will be recognized upon shipment and delivery.

(iii) Feedstock Processing Fees. We intend to charge tipping or processing fees to municipalities, counties, tire haulers, transfer stations, waste companies, and industrial generators for accepting waste tires and plastics. Revenue will be recognized at the point in time when we accept the waste material for processing and the agreed fee becomes due.

(iv) Environmental Credit Monetization. Our operations are expected to generate environmental credits, including carbon credits, plastic credits, and other sustainability-linked incentives, which may be sold on regulated and voluntary markets or bundled with our fuel and carbon black products at a premium for sustainability-focused buyers. Revenue will be recognized upon completion of credit sales on recognized markets or as part of contractual arrangements with off-takers.

(v) Consulting, Licensing, and Equipment Sales. We intend to offer consulting services to landfills, waste management firms, and industrial generators, and we may pursue future revenue from licensing our intellectual property (including our AI-based emissions and carbon credit platform) and from the sale of proprietary equipment. Revenue will be recognized based on the specific terms of each arrangement.

As of the date of this Annual Report, we have not finalized any material offtake agreements, although we have entered into agreements that are subject to output laboratory results. In 2025, we became a registered vendor for Midland County, Texas, which has been an important early relationship in our feedstock development efforts.

Corporate History

We were incorporated under the laws of the State of Nevada on July 20, 2010, under the name Redstone Literary Agents, Inc. Since inception, we have operated under several successive names and business models as our strategic focus has evolved:

●	In 2017, we shifted our focus to blockchain consulting services and formed our subsidiary AppCoin Innovations (USA) Inc. (subsequently renamed ICOx USA, Inc. and later CurrencyWorks USA, Inc.).
●	On September 3, 2019, we changed our corporate name from ICOx Innovations Inc. to CurrencyWorks Inc.
●	On August 24, 2022, we changed our corporate name from CurrencyWorks Inc. to MetaWorks Platforms, Inc., reflecting a focus on digital asset platforms, metaverse applications, and related services.
●	Between June and September 2024, our board of directors approved a strategic shift away from our legacy businesses in blockchain consulting, digital asset platforms, and entertainment content, and directed the Company’s focus toward the waste-to-energy industry. In connection with this shift, we ceased operations at our EnderbyWorks, LLC and Motoclub LLC subsidiaries.
●	On September 6, 2024, we changed our corporate name from MetaWorks Platforms, Inc. to Waste Energy Corp.
●	During 2025, we advanced from the development stage toward commercial deployment by securing and preparing our initial planned commercial deployment site in Midland, Texas; acquiring and importing our initial 15-ton-per-day waste conversion system and related distillation equipment; completing substantial site preparation work; and filing a provisional patent application covering our AI-based emissions monitoring and automated carbon credit creation technology.

We may continue to receive residual revenues from contractual obligations entered into under our former lines of business, but we do not plan to pursue new projects or contracts in those areas.

Subsidiaries

As of the date of this Annual Report, we conduct our operations through the following subsidiaries:

●	CurrencyWorks USA, Inc. (Nevada) — wholly owned; formerly used for legacy blockchain consulting operations.
●	Energy Works, Inc. (Florida) — wholly owned; incorporated on May 13, 2024 to support our waste-to-energy operations.
●	EnderbyWorks, LLC (Delaware) — wholly owned since March 15, 2023; operations were ceased in 2024 as part of our strategic shift. Residual rights under a film distribution agreement may be retained or transferred to a different entity in the future.
●	Motoclub LLC (Delaware) — 80% owned; operations were ceased in 2024 as part of our strategic shift.

References in this Annual Report to “we,” “us,” “our,” “the Company,” and “Waste Energy” refer to Waste Energy Corp. together with its consolidated subsidiaries, unless otherwise specified.

Market Opportunity

We believe the market for waste tire and plastic waste conversion is substantial and growing. Each year, hundreds of millions of waste tires are generated in the United States alone, and millions of tons of plastic waste continue to be landfilled, stockpiled, or improperly disposed of. Waste tires in particular create significant environmental concerns, including fire risk, mosquito breeding, landfill overuse, and long-term contamination.

According to a report published by the Organisation for Economic Co-operation and Development in 2022, global plastic waste is projected to nearly triple by 2060. Research published by the Yale School of the Environment has documented the presence of microplastic particles in human tissue, including brain tissue, underscoring the human-health implications of unmanaged plastic waste. The Ocean Conservancy has reported that hypoxic “dead zones” — including one in the Gulf of Mexico associated with upstream pollutant discharge — have expanded substantially in recent years. While we have not independently verified this third-party data and it is subject to the uncertainties described in “Special Note Regarding Forward-Looking Statements,” we believe these trends reflect a growing need for scalable waste-conversion solutions of the type we are developing.

We believe Waste Energy is positioned to address these challenges through a modular deployment model that can be located near waste generation sources, industrial fuel demand, and regions with limited landfill capacity or significant waste-transportation costs.

Facilities

Our principal planned operating site is located in Midland, Texas, on approximately four acres of industrial property. The site includes an approximately 5,000 square foot workshop and office building and is being developed to support the installation and operation of our initial 15-TPD waste conversion system and related distillation equipment.

The Midland site is designed to include feedstock receiving and storage areas, processing equipment, distillation equipment, product storage, office space, and supporting infrastructure. The site has been designed to accommodate future expansion to 30 TPD through the planned addition of a second processing line, and is capable of further scaling to 60 TPD.

As of the date of this Annual Report, our initial 15-TPD waste conversion system has arrived at the Midland site and is expected to be ready for operation in the third quarter of 2026. The approximately $653,000 in payments made to acquire this equipment have been classified as a capital advance on our consolidated balance sheet pending transfer of control and the placement of the equipment into service. See Note 6 to our consolidated financial statements. We have not yet commenced commercial operations at the Midland site, and there can be no assurance regarding the timing of equipment delivery, installation, commissioning, or the achievement of steady-state operations.

In addition to our Midland site, we lease office premises in Fairfield, California, which serve as our principal executive offices. See Item 2, “Properties.”

Because we have not yet commenced commercial operations, we have a limited basis to assess the impact of seasonal factors on our business. We currently expect that severe weather, transportation disruptions, or supply chain issues could impact feedstock deliveries, construction timelines, or future facility operations.

Growth Strategy

Our current strategy is centered on the launch of our first commercial facility in Midland, Texas, building on the development milestones achieved during 2025. We intend to use the Midland site as a proof of concept for our business model, operating strategy, and recurring revenue generation capabilities. Following successful commissioning, we plan to pursue additional feedstock agreements, offtake agreements, municipal partnerships, and future facility deployments in other geographic regions.

We are designing the Midland site to support future expansion from an initial 15 TPD to 30 TPD through the addition of a second processing line, with further scaling capacity to 60 TPD. Our long-term vision includes establishing a network of modular waste conversion facilities located near waste generation sources, landfills, transfer stations, industrial hubs, and energy demand centers.

Execution of this strategy will depend on a number of factors, many of which are outside our control, including the performance of our waste conversion technology at commercial scale, our ability to secure feedstock and offtake agreements on commercially reasonable terms, our ability to obtain required permits and approvals, and our ability to raise additional capital. See “Risk Factors” in Item 1A of this Annual Report.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, any of which could materially and adversely affect our business, financial condition, results of operations, and prospects. These risks are described in detail under “Risk Factors” in Item 1A of this Annual Report and include, among others, risks related to our early-stage status and history of operating losses; substantial doubt about our ability to continue as a going concern; our need for additional capital and potential dilution to our stockholders; the performance, delivery, installation, and commissioning of our waste conversion equipment; the availability, quality, and cost of feedstock; commodity price volatility; regulatory and permitting requirements; competition; cybersecurity threats to our operational and information technology systems; material weaknesses in our internal control over financial reporting; and the limited trading market for our common stock. The summary above is qualified in its entirety by the more detailed discussion in Item 1A.

Sales and Marketing

To support the growth of our business, we are implementing a commercial strategy focused on feedstock acquisition, offtake relationships, and strategic partnerships. Key components of our strategy include:

●	Direct Sales and Business Development — engaging directly with municipalities, counties, tire haulers, transfer stations, landfills, recyclers, and industrial customers to secure feedstock supply and customer relationships.
●	Offtake and Commodity Sales — developing relationships with buyers of tire-derived oil, refined fuels, recovered carbon black, recovered steel, and related products.
●	Strategic Partnerships — pursuing relationships with municipalities, counties, environmental organizations, industrial companies, and waste service providers to support feedstock supply, offtake, co-development, and facility siting.
●	Brand Development and Outreach — leveraging the Company’s website, social media presence, and targeted content marketing to increase awareness of the waste tire and plastic waste problem and our proposed solution.
●	Industry Engagement — participating in industry conferences, trade associations, and clean-energy events to support our positioning in the waste conversion and landfill diversion sector.

As a public company, we also maintain investor relations and public communications programs, which are managed separately from our commercial sales and marketing activities.

Competition

The waste-to-energy, recycling, and alternative fuel sectors are highly competitive and include both established companies and emerging businesses. We compete, or expect to compete, with companies involved in tire recycling, plastic recycling, pyrolysis, landfill operations, waste collection, fuel refining, and carbon recovery.

Our principal competitors include:

●	Brightmark Energy;
●	Agilyx Corporation;
●	Alterra Energy;
●	Liberty Tire Recycling;
●	municipal and private landfill operators;
●	scrap tire processors and crumb rubber companies; and
●	other waste-to-energy and renewable fuel developers.

Many of our competitors have substantially greater financial, technical, operational, and marketing resources than we do, as well as established customer relationships, permits, and operating histories. We believe our principal current competitive attributes include a modular and scalable business model, the ability to generate multiple revenue streams from a single feedstock source, the potential to earn both commodity revenue and tipping fee revenue, and the ability to locate facilities near waste sources and end markets. In the future, assuming successful execution of our business strategy, we expect our competitive position to be further supported by the integration of our AI-based emissions monitoring and automated carbon credit creation technology and by our focus on landfill diversion, environmental benefits, and renewable fuel production. There can be no assurance that any of these attributes will translate into sustainable competitive advantages.

Intellectual Property and Technology

We seek to protect our intellectual property and proprietary business methods through a combination of patents, trademarks, trade secrets, and confidentiality agreements. Our intellectual property strategy includes:

●	Patent Protection — during 2025, we filed a provisional patent application covering AI-based emissions monitoring, feedstock analysis, PFAS identification, automated carbon credit creation, and related data-driven environmental verification technologies. The provisional application does not itself provide enforceable patent rights, and there can be no assurance that a non-provisional application will be filed, that any patent will ultimately issue, or that any issued patent will be enforceable or provide meaningful commercial protection.
●	Trade Secrets — we treat certain of our feedstock handling protocols, operational processes, data collection methods, and output refinement processes as trade secrets. We seek to protect these through confidentiality agreements, information security practices, and internal access controls.
●	Trademark Development — we are pursuing brand protection for “Waste Energy Corp.” and “WEFuel™,” among other potential marks. The ™ symbol indicates our claim of common-law trademark rights; applications for federal registration have not yet matured into issued registrations.
●	Technology Licensing — we may pursue licensing opportunities for our emissions monitoring, environmental data, and waste conversion technologies as our platform matures.

Research and development expenditures during the years ended December 31, 2025 and 2024 were not material and were not separately tracked in our financial reporting. We intend to continue investing in the development of our technology, operational processes, and intellectual property portfolio as resources permit.

Government Regulation and Compliance

Our current and planned operations are subject to extensive federal, state, and local regulation, including laws and rules relating to environmental protection, air emissions, waste handling, worker safety, transportation, and facility operations. Among the federal and state regimes that may apply to our operations are:

●	the Clean Air Act and related federal and state air quality permitting requirements;
●	the Resource Conservation and Recovery Act (“RCRA”) and related federal and state solid waste regulations;
●	state scrap tire handling and storage regulations;
●	Occupational Safety and Health Administration (“OSHA”) requirements;
●	fire safety, zoning, building code, and industrial permitting requirements;
●	U.S. Department of Transportation regulations governing transportation of feedstock and products; and
●	carbon credit, renewable fuel, and sustainability-related programs administered by federal, state, or voluntary-market bodies.

Our Midland, Texas facility is expected to require compliance with state and local environmental regulations, including requirements administered by the Texas Commission on Environmental Quality (“TCEQ”), the Texas state environmental regulator, relating to air permitting, emissions controls, scrap tire handling, and related operational approvals.

As of the date of this Annual Report, we have not yet obtained all permits and approvals required to commence commercial operations at the Midland facility. We do not expect to commence commercial operations at Midland until those permits and approvals have been obtained. There can be no assurance that we will obtain the required permits and approvals on the timeline we currently anticipate, or at all, or that we will be able to maintain or renew permits once obtained. Delays, restrictions, or denials could have a material adverse effect on our business, financial condition, and results of operations.

To support our regulatory compliance efforts, we intend to:

●	engage legal, environmental, engineering, and regulatory advisors as needed;
●	implement emissions monitoring and environmental reporting systems;
●	obtain required permits and approvals before commencing operations at each facility;
●	maintain environmental, health, and safety policies and procedures; and
●	monitor regulatory developments that may affect our operations.

Compliance with environmental and other regulatory requirements is expected to require significant ongoing expenditures, and changes in applicable laws or regulations — including changes relating to greenhouse gas emissions, waste classification, or the regulatory status of waste-to-energy as a renewable energy source — could require additional capital expenditures or operational modifications that could have a material adverse effect on our business.

Human Capital Resources

As of the date of this Annual Report, we have one executive officer: Scott Gallagher, who serves as our President, Chief Executive Officer, Chairman, and interim Chief Financial Officer. In addition, our Board of Directors consists of Mr. Gallagher, Edmund C. Moy, and Scott McBride, the last of whom was appointed President of the Waste-to-Energy Operations in February 2025, and is serving as the interim Treasurer and Corporate Secretary. We have no full-time or part-time employees other than our executive officers.

We rely on independent contractors and consultants to provide specific expertise in areas including engineering, facility design, regulatory compliance, feedstock development, accounting, legal, investor relations, and marketing. We engage these resources on an as-needed basis under written consulting arrangements. As we advance our Midland, Texas commercial deployment, we expect to hire operational, technical, and administrative employees to support facility commissioning, day-to-day operations, and future growth.

Our ability to attract and retain qualified personnel — including executives, directors, engineers, facility operators, and regulatory specialists with experience relevant to waste conversion, environmental compliance, and clean-energy operations — is important to the execution of our business strategy. Competition for qualified personnel in the waste-to-energy and clean-energy industries is significant. We seek to attract and retain talent through a combination of cash compensation (including consulting fees and, when applicable, salary), equity-based compensation under our 2017 Equity Incentive Plan, and the opportunity to participate in the development of a growing clean-energy platform. See Item 11, “Executive Compensation.”

Because we have no employees as of the date of this Annual Report, we have not adopted formal human-capital programs covering matters such as workforce development, diversity and inclusion, or employee engagement. We expect to develop appropriate policies and programs as our workforce grows.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, before making an investment decision with respect to our common stock. Our business, financial condition, results of operations, and prospects could be materially and adversely affected by any of these risks, and the trading price of our common stock could decline, resulting in a loss of all or part of your investment. The risks described below are not the only risks we face; additional risks and uncertainties that we do not currently know about, or that we currently consider immaterial, may also adversely affect our business.

Risks Related to Our Financial Condition and Capital Needs

We are an early-stage company with a limited operating history in the waste-to-energy sector, and we may never achieve or sustain profitability.

We are an early-stage company and have a limited operating history in the waste-to-energy sector. We have not yet commenced commercial operations at our planned Midland, Texas facility, and we generated only $424,167 in revenue during the year ended December 31, 2025, and $nil during the year ended December 31, 2024, substantially all of which was derived from a single consulting customer. We have incurred significant operating losses since inception and expect to continue to incur losses as we complete the commissioning of our Midland facility and expand our operations. There can be no assurance that we will generate meaningful revenue, achieve profitability, or sustain profitability if achieved.

Our financial statements have been prepared assuming we will continue as a going concern, and there is substantial doubt about our ability to do so.

For the years ended December 31, 2025 and 2024, we incurred net losses of approximately $1.0 million and $2.9 million, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $51.0 million, negative working capital of approximately $4.7 million, and cash and cash equivalents of approximately $68,000. Our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate revenue from our waste conversion operations, raise additional capital on acceptable terms, and manage our operating expenses. The inclusion of a going-concern explanatory paragraph may make it more difficult for us to obtain additional financing on acceptable terms, may cause counterparties to hesitate to enter into commercial arrangements with us, and may adversely affect the market price of our common stock. If we are unable to continue as a going concern, we may be required to curtail or cease operations, and stockholders could lose all or a substantial portion of their investment.

We will require substantial additional capital to execute our business plan, and financing may not be available on acceptable terms, or at all.

Developing, commissioning, and operating waste conversion facilities is capital-intensive. We estimate we will require approximately $900,000 to fund our general and administrative operating expenses over the next twelve months, in addition to capital required to complete commissioning of our Midland facility, expand to additional processing capacity, and pursue future deployments. We do not have committed sources of financing sufficient to meet these needs, and we expect to seek additional financing through the sale of equity or debt securities or credit facilities. Financing may not be available on acceptable terms, or at all. Our status as an early-stage company, our going-concern qualification, our penny stock classification, the limited trading market for our common stock, and general credit and capital market conditions may limit our access to capital and increase our cost of financing. Any equity financing will dilute existing stockholders, and any debt financing may impose operating restrictions or require the issuance of securities with dilutive or other adverse terms. If we are unable to obtain required capital, we may be unable to execute our business plan, and our business, financial condition, and prospects could be materially and adversely affected.

Risks Related to Our Operations and Business Strategy

Our business is dependent on the successful delivery, installation, commissioning, and operation of our initial 15-TPD waste conversion system at our Midland, Texas facility.

We have not yet commenced commercial operations at our Midland, Texas facility, and our near-term business plan is substantially dependent on the successful delivery, installation, commissioning, and operation of our initial 15 tons-per-day waste conversion system and related distillation equipment. As of December 31, 2025, the equipment had arrived at a U.S. port but had not yet cleared customs or been delivered to the Midland site, and approximately $653,000 in related payments were classified as a capital advance on our balance sheet pending transfer of control. Any delays in customs clearance, transportation, site preparation, installation, or commissioning, or any performance shortfalls relative to specifications, could delay our ability to begin generating operating revenue, increase our capital requirements, and have a material adverse effect on our business and financial condition.

Our business plan depends on a single planned facility, and any disruption at that facility could materially harm our business.

Our near-term operations are concentrated at our Midland, Texas site. Until we develop additional facilities, any event affecting our Midland site — including equipment failures, construction or commissioning delays, permitting delays, adverse weather, labor disputes, fires, or casualty losses — could disrupt our entire operating plan. We do not yet have the operational diversity to mitigate single-site risk.

Our waste conversion technology has not been demonstrated at commercial scale within our operations, and performance at scale may differ from expectations.

While the thermal conversion technology we are deploying has been used in similar applications, our specific configuration at Midland has not yet been operated at commercial scale by us. Actual performance — including feedstock throughput, product yields, product quality, energy efficiency, emissions levels, and maintenance requirements — may differ materially from our expectations. Any significant shortfall in operational performance could delay revenue generation, increase operating costs, require capital modifications, or adversely affect our ability to secure offtake agreements and regulatory approvals.

We depend on a consistent and economical supply of waste tire and plastic feedstock.

Our revenue and operating model depend on securing a reliable supply of waste tires and plastics at economical cost. As of the date of this Annual Report, we have not entered into binding long-term feedstock supply agreements. Our ability to source feedstock is subject to risks including fluctuations in the volume, composition, and quality of available waste; competition from recycling programs, landfill operators, and other waste conversion companies; changes in municipal waste management contracts or tipping fee structures; and transportation and logistics costs. A failure to secure adequate feedstock, or feedstock that meets our technical specifications, could materially reduce our operating capacity, product yields, and revenues.

Our financial results will be affected by commodity price fluctuations for our products.

Our revenues will depend in part on prices we receive for tire-derived oil, refined fuel products, recovered carbon black, and recovered steel, each of which is subject to commodity price volatility driven by global energy markets, industrial demand, and competition from alternative products. A material decline in prices for any of these products, or unfavorable terms on offtake or supply arrangements, could adversely affect our revenues and profitability.

We have not finalized material offtake agreements for our products.

As of the date of this Annual Report, we have not finalized any material offtake agreements for tire-derived oil, recovered carbon black, recovered steel, or related products, although we have entered into preliminary arrangements subject to output laboratory results. If we are unable to secure offtake agreements on commercially reasonable terms, we may be unable to monetize our products as planned, which could have a material adverse effect on our business and financial condition.

Our revenues from environmental credit monetization are speculative and subject to significant uncertainty.

A portion of our planned revenue is expected to come from the monetization of carbon credits, plastic credits, and other environmental incentives. The markets for these credits are evolving, fragmented, and subject to significant regulatory, market, and certification risks. We may be unable to qualify for, generate, or monetize environmental credits on the terms or in the amounts we anticipate, which could adversely affect our business model and projected returns.

Risks Related to Regulation and Compliance

Our operations are subject to extensive environmental, health, safety, and permitting requirements, and failure to comply could materially adversely affect our business.

Our planned operations are subject to extensive federal, state, and local laws and regulations governing air emissions, waste handling, scrap tire storage, worker safety, transportation, and facility operations, including the Clean Air Act, the Resource Conservation and Recovery Act, OSHA requirements, and state and local regulations administered in Texas by the Texas Commission on Environmental Quality (“TCEQ”). Regulatory requirements applicable to waste conversion are complex and evolving. Changes in environmental laws or regulations — particularly those related to greenhouse gas emissions, waste classification, or the regulatory treatment of waste-to-energy — could require significant capital expenditures or operational modifications. Failure to obtain, maintain, or renew required operating permits could result in fines, penalties, facility shutdowns, or inability to expand, any of which could have a material adverse effect on our business.

We have not yet obtained all permits and approvals required to commence commercial operations at Midland.

As of the date of this Annual Report, we have not obtained all permits and approvals required to commence commercial operations at the Midland facility. Permitting processes can be time-consuming, costly, and subject to objection or denial. Any delay or inability to obtain required permits would delay our ability to begin generating revenue and could materially adversely affect our business.

Risks Related to Our Common Stock and Capital Structure

The conversion features of our outstanding convertible notes, including variable conversion prices tied to our trading price, could result in substantial dilution to our stockholders and depress the market price of our common stock.

As of December 31, 2025, we had outstanding convertible notes payable with an aggregate principal balance of approximately $970,000, as well as other obligations that may be settled in shares of our common stock. A significant portion of these convertible notes contain variable conversion features that allow the holder, beginning six months after issuance, to convert all or a portion of the outstanding principal and accrued interest into shares of our common stock at a conversion price equal to 60% of the lowest trading price of our common stock during the twenty trading days preceding conversion. Other outstanding notes are convertible at fixed prices as low as $0.025 to $0.20 per share.

Because the number of shares issuable upon conversion of notes with variable conversion features is determined by reference to our trading price at the time of conversion, the lower our stock price at the time of conversion, the more shares we will be required to issue. As a result:

●	Conversions of these notes will be significantly dilutive to existing stockholders, and the extent of dilution is not presently determinable.
●	Declines in our stock price will increase the number of shares issuable upon conversion, which could result in the issuance of shares substantially in excess of what a fixed conversion price would produce.
●	The sale of shares acquired upon conversion, or the anticipation of such sales, could place additional downward pressure on the market price of our common stock, which in turn could further increase the number of shares issuable upon subsequent conversions, creating a cycle of declining stock price and increasing dilution sometimes referred to as a “death spiral.”
●	The existence of these conversion features may make it more difficult for us to raise additional capital on favorable terms, as potential investors may be deterred by the prospect of significant future dilution.

Our outstanding convertible notes also include original issue discounts and default provisions that could materially increase the obligations payable by us, including in shares of our common stock. We are party to a convertible loan agreement under which an event of default would result in a 30% increase in the outstanding balance and a conversion price of $0.025 per share. Other notes carry default interest rates as high as 22%. Events of default could accelerate repayment obligations or significantly increase share issuances.

Our authorized capital consists of 400,000,000 shares of common stock, of which 149,220,840 were issued and outstanding as of the date of this Annual Report. If our stock price declines materially, the number of shares issuable upon conversion of our outstanding convertible notes, together with shares issuable under outstanding stock options, warrants, and stock subscription obligations, could approach or exceed our authorized share capital. Any required increase in authorized capital would require stockholder approval, which we may not be able to obtain on a timely basis, or at all. Our inability to issue shares upon conversion when required could result in events of default under the applicable notes, with the consequences described above.

As of December 31, 2025, we had approximately $1.8 million recorded as a derivative liability on our consolidated balance sheet, reflecting the fair value of the embedded conversion features of certain of these notes. For the year ended December 31, 2025, we recorded a gain of $385,493 related to the change in fair value of derivative liabilities. Changes in the fair value of this derivative liability will continue to affect our reported results of operations. For additional information, see Notes 8 and 9 to our consolidated financial statements included in this Annual Report.

In addition to dilution from our convertible notes, we may issue additional shares of common stock at any time, which would dilute existing stockholders.

We are authorized to issue up to 400,000,000 shares of common stock, of which 149,220,840 were issued and outstanding as of the date of this Annual Report. Our Board of Directors has the authority to issue additional shares of common stock without the consent of our stockholders. Consequently, stockholders may experience further dilution as we raise capital, compensate service providers, or otherwise issue equity. If outstanding stock options, warrants, or convertible notes are exercised or converted, we will be required to issue additional shares, which will result in further dilution. See also the risk factor titled “The conversion features of our outstanding convertible notes, including variable conversion prices tied to our trading price, could result in substantial dilution…” above.

We do not intend to pay cash dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration, payment, and amount of any future dividends will be made at the discretion of our Board of Directors and will depend on our results of operations, cash flows, financial condition, operating and capital requirements, and other factors the Board considers relevant. Stockholders will not receive a return on their shares unless they are sold.

Our common stock is considered a “penny stock,” which limits its marketability.

Our common stock is considered a “penny stock” under SEC Rule 15g-9, which generally defines “penny stock” as any equity security with a market or exercise price of less than $5.00 per share, subject to certain exceptions. The penny stock rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, including the delivery of a standardized risk disclosure document, disclosure of current bid and offer quotations, disclosure of broker-dealer compensation, monthly account statements, and a suitability determination with written customer agreement. These requirements may reduce trading activity in our common stock, limit the ability of broker-dealers to trade our securities, discourage investor interest, and adversely affect the liquidity and market price of our common stock.

FINRA sales practice requirements may further limit a stockholder’s ability to buy and sell our common stock.

In addition to the SEC’s penny stock rules, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing the investment is suitable for that customer. FINRA’s guidance suggests that speculative low-priced securities may not be suitable for at least some customers. These requirements may make it more difficult for broker-dealers to recommend our common stock to their customers and may limit the liquidity of our common stock.

There is a limited trading market for our common stock, and trading is subject to significant volatility.

Our common stock is quoted on the OTCQB tier of the OTC Markets Group under the symbol “WAST.” Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices, many of which are unrelated to the underlying business performance of the issuer. We cannot assure you that an active trading market for our common stock will develop or be sustained, or that the trading price of our common stock will not experience significant volatility. On May 7, 2025 the Company received a cease trade order in Canada due to the non-filing of our December 31, 2024 financial statements. We anticipate having the order removed by September 30, 2026.

Risks Related to Legal Proceedings and Related-Party Matters

We are subject to pending legal proceedings whose outcome is uncertain and could materially and adversely affect us.

As described in Item 3, “Legal Proceedings,” and Note 11 to our consolidated financial statements, LarCo Holdings, LLC filed a complaint in July 2024 in the Superior Court of the State of Arizona, Maricopa County, against Business Instincts Group, Inc. (“BIG”) and the Company. LarCo is seeking damages of $1,321,382 in the aggregate, of which $752,500 is claimed against us in connection with an uncollected invoice the Company pledged as collateral in support of a BIG loan. We intend to defend against the claim; however, the outcome cannot be predicted and any adverse ruling could result in a material monetary judgment, legal costs, and diversion of management attention.

On June 13, 2025, judgment on the loan was entered in LarCo’s favor against the Vendor and a former executive of the Company’s predecessor, and on September 17, 2025, an amended judgment was entered against those parties in the approximate amount of $1.57 million. The Company was not a party to, and has no liability under, that judgment.

On January 15, 2026, LarCo filed a First Verified Amended Complaint (the “Amended Complaint”) asserting claims against the Company for breach of contract, breach of the implied covenant of good faith and fair dealing, negligent misrepresentation, fraud-based claims, conversion, unjust enrichment, and aiding and abetting. As against the Company, the Amended Complaint seeks, among other things, $752,500 in respect of the pledged invoice; joint and several liability for the approximately $1.57 million judgment previously entered against the co-defendants described above; $1,875,000 asserted against all defendants in respect of certain pledged shares; punitive damages; and attorneys’ fees and costs.

Certain related-party obligations recorded on our balance sheet are disputed and subject to ongoing review.

As described in Note 13 to our consolidated financial statements, as of December 31, 2025, we had recorded accounts payable and accrued expense balances in the aggregate amount of $672,524 in connection with BIG and Cameron Chell, our former Executive Chairman. The entire aggregate balance is currently disputed, and we are unable to confirm that the underlying obligations were properly authorized, appropriately valued, or legitimately incurred in accordance with our related-party transaction policies. In addition, we have received notice that a third party has purported to assert rights against amounts allegedly owed by us to BIG and/or Mr. Chell pursuant to a judgment against them. We dispute the validity and enforceability of any such third-party claim. The outcome of these matters is uncertain, and an adverse resolution could result in a material cash payment, share issuance, or legal costs.

Risks Related to Internal Controls and Governance

We have identified material weaknesses in our internal control over financial reporting, and failure to remediate them could result in misstatements in our financial statements.

As described in Item 9A, “Controls and Procedures,” management has identified material weaknesses in our internal control over financial reporting, including the lack of a fully integrated financial reporting system and insufficient segregation of duties and technical accounting resources. As a result of these material weaknesses, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2025. Material weaknesses could result in material misstatements in our financial statements that may not be detected on a timely basis, could cause us to fail to meet our reporting obligations, and could cause investors to lose confidence in our reported financial information, any of which could adversely affect the market price of our common stock. Remediation will require significant time, effort, and financial resources, and we cannot be certain that our remediation efforts will be successful.

Our success depends on the continued service of key personnel.

Our success depends on the continued service of our executive officers, directors, and key consultants, including Scott Gallagher, Braden Glasbergen, and Scott McBride, each of whom possesses expertise material to our business. We do not maintain key-person life insurance on any of our executives. Competition for qualified personnel in the waste-to-energy and clean-energy industries is significant. The loss of any key personnel, or our inability to attract and retain qualified replacements, could have a material adverse effect on our business.

General Risk Factors

Supply chain disruptions and third-party dependencies could adversely affect our operations.

We depend on third parties for the design, manufacture, importation, delivery, and maintenance of our waste conversion equipment and related components, as well as for construction services, engineering, and other inputs. Supply chain disruptions, transportation delays, customs issues, tariff changes, vendor performance failures, or geopolitical events could delay our commissioning timeline, increase costs, or adversely affect our operations.

We may be subject to additional litigation and legal proceedings in the ordinary course of our business.

We may from time to time be subject to legal claims arising from our operations, including environmental liability claims, regulatory enforcement actions, contractual disputes, and other litigation. Any material legal proceeding, whether or not ultimately decided in our favor, could divert management attention and result in substantial legal costs and potential damages.

Adverse economic and market conditions could adversely affect our business.

Broader economic conditions, including inflation, rising interest rates, capital market disruptions, recession, and changes in governmental policy, could adversely affect customer demand, investor confidence, the availability and cost of financing, and our ability to execute our business strategy.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the importance of protecting our information assets and of maintaining the confidentiality, integrity, and availability of our information technology (“IT”) systems and, as our operations develop, our operational technology (“OT”) systems. We are in the early stages of building out our operating infrastructure, and our cybersecurity program is correspondingly in an early stage of development. Our current program and planned program elements are designed to identify, assess, and manage material cybersecurity risks on a basis that is proportionate to our size, stage of development, and resources.

Key current and planned elements of our cybersecurity program include:

●	Risk Assessment. We conduct periodic assessments of potential cybersecurity threats and vulnerabilities to our IT systems, taking into account the evolving threat landscape and our operational footprint. As our Midland, Texas facility is commissioned and our OT systems (including any industrial control, SCADA, and distributed control systems) become operational, we intend to expand our assessment program to cover those systems.
●	Security Controls. We use commercially available security tools and practices, including access controls, multi-factor authentication where supported, antivirus and endpoint protection software, firewalls, encryption of sensitive data in transit and at rest, and regular data backups. As our operations scale, we plan to adopt additional layered controls, including network segmentation between IT and OT environments, intrusion detection, and enhanced identity management.
●	Incident Response. We are developing an incident response plan designed to provide for the detection, containment, eradication, recovery from, and post-incident review of cybersecurity incidents. Our executive officers are responsible for evaluating the materiality of any cybersecurity incident and for reporting material incidents to our Board of Directors and, as applicable, for disclosure under SEC rules.
●	Third-Party Risk Management. We engage consultants and vendors that support our accounting, information technology, and public-reporting functions. We seek to assess the cybersecurity practices of material third-party providers and, where appropriate, to address cybersecurity expectations through contractual arrangements.
●	Training and Awareness. Given our small size, cybersecurity awareness is addressed through direct communication with our executive officers and consultants. As our workforce expands, we intend to adopt a formal cybersecurity awareness and training program.
●	Use of Outside Advisors. We expect to engage outside advisors, as needed, to support specific cybersecurity projects, incident response, or assessments.

As of the date of this Annual Report, we are not aware of any cybersecurity incident that has materially affected, or is reasonably likely to materially affect, our business strategy, results of operations, or financial condition. However, cybersecurity risks cannot be eliminated, and there can be no assurance that our program will prevent all incidents or identify all material risks. See also the risk factor titled “Our planned waste-to-energy facilities may represent critical infrastructure that could be targeted by cyberattacks” below.

Governance

Our Board of Directors has general oversight responsibility for our risk management program, including cybersecurity risk. Management reports to the Board on cybersecurity matters on a periodic basis and in connection with material events. Given our small size and stage of development, we have not yet established a separate cybersecurity committee, and we have not yet designated a dedicated chief information security officer. Our Chief Financial Officer, in consultation with our President and with support from outside consultants, is primarily responsible for day-to-day oversight of our cybersecurity program, including the identification and management of cybersecurity risks, the evaluation of cybersecurity incidents, and the reporting of material matters to the Board.

As our operations and resources grow — including upon the commissioning of our Midland facility and any subsequent facility deployments — we expect to enhance our cybersecurity governance structure, which may include the engagement of additional cybersecurity personnel, the formal designation of a cybersecurity officer, and the expansion of Board-level oversight.

ITEM 2. PROPERTIES

We do not currently own any real property.

Our principal executive offices are located at 3250 Oakland Hills Court, Fairfield, California 94534. We lease these office premises and believe they are suitable and adequate for our current administrative needs.

In addition, we lease an approximately four-acre industrial site in Midland, Texas, which includes an approximately 5,000 square foot workshop and office building. The Midland site is being developed to support the installation and operation of our initial 15 ton-per-day waste conversion system and related distillation equipment. The site is designed to accommodate future expansion to 60 tons per day through the addition of new processing lines, with further scalability beyond that level.

As of the date of this Annual Report, the Midland facility is not yet fully operational and remains subject to equipment installation, final permitting, and commissioning activities.

ITEM 3. LEGAL PROCEEDINGS

LarCo Holdings, LLC Litigation

On July 31, 2024, LarCo Holdings, LLC (“LarCo”) filed a complaint in the Superior Court of the State of Arizona, Maricopa County (Case No. CV2024-020438), against the Company; a vendor of the Company (the “Vendor”); certain current and former executives and affiliates of the Vendor and of the Company’s predecessor entities, and their spouses; and other defendants. The claims arise from a 2019 private loan transaction between LarCo and the Vendor, to which the Company was not a party.

In connection with that loan, the Company executed an acknowledgment pursuant to which it agreed that, if the Company collected on a specific customer invoice in the amount of $752,500 that had been pledged as collateral for the Vendor loan, the Company would remit the proceeds of that collection to LarCo to be applied against the loan. The Company has never collected on the specified customer invoice, and the Company’s commitment to remit funds to LarCo was conditional upon such collection. Accordingly, the Company believes it has no independent payment obligation to LarCo under the acknowledgment.

On June 13, 2025, judgment on the loan was entered in LarCo’s favor against the Vendor and a former executive of the Company’s predecessor, and on September 17, 2025, an amended judgment was entered against those parties in the approximate amount of $1.57 million. The Company was not a party to, and has no liability under, that judgment.

On January 15, 2026, LarCo filed a First Verified Amended Complaint (the “Amended Complaint”) asserting claims against the Company for breach of contract, breach of the implied covenant of good faith and fair dealing, negligent misrepresentation, fraud-based claims, conversion, unjust enrichment, and aiding and abetting. As against the Company, the Amended Complaint seeks, among other things, $752,500 in respect of the pledged invoice; joint and several liability for the approximately $1.57 million judgment previously entered against the co-defendants described above; $1,875,000 asserted against all defendants in respect of certain pledged shares; punitive damages; and attorneys’ fees and costs.

In addition, LarCo has asserted purported rights, as a judgment creditor of the Vendor and a former executive of the Company’s predecessor, against amounts allegedly owed by the Company to such parties. The Company disputes that it owes any amounts subject to such claims, disputes the validity and enforceability of the asserted rights as against the Company, and has formally responded accordingly. No resolution of that assertion has been reached as of the date of this Annual Report.

We believe the claims asserted against us are without merit, dispute the factual premises of the fraud-related allegations, and intend to defend the matter vigorously, including through dispositive motions. We are evaluating all rights, remedies, claims, and counterclaims available to it arising from this matter and reserves all such rights.

Management has determined that a loss related to this matter is not probable and that the amount or range of any reasonably possible loss cannot be estimated at this time, principally because dispositive motions directed at the claims that would define any such range remain to be adjudicated and the damages theories asserted are disputed. Accordingly, the Company has not recorded a loss contingency in respect of this matter as of December 31, 2025.

Other Proceedings

From time to time, the Company may be party to or threatened with other litigation arising in the ordinary course of business. Other than as described above, management is not aware of any pending or threatened legal proceedings that are expected to have a material adverse effect on the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB operated by the OTC Markets Group and is listed under the trading symbol “WAST”. On May 7, 2025 the Company received a cease trade order in Canada due to the non-filing of their December 31, 2024 financial statements. It is our anticipation that we will have the order removed by September 30, 2026.

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Holders of Common Stock

As of July 7, 2026, the 149,220,840 issued and outstanding shares of our common stock were held by a total of 131 stockholders of record.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations and the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Number of securities to be issued upon exercise of outstanding warrants and rights (b)	The weighted average exercise price of outstanding options, warrants and rights (c)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a + b)) (d)
Equity compensation plans approved by security holders (2017 Equity Incentive Plan)	35,213,334	7,437,500		$0.21	4,086,666

Equity compensation plans not approved by security holders	Nil	Nil	$	N/A	Nil

Total	35,213,334	7,437,500		$0.21	4,086,666

Recent Sales of Unregistered Securities

Other than as disclosed below and in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed during the year ended December 31, 2025, we have issued shares of our common stock in connection with the conversion of convertible notes, the exercise of warrants and options, the settlement of liabilities, consulting arrangements, and other financing and compensation-related transactions. Such issuances were made in reliance upon exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder, as applicable.

Except as otherwise disclosed below, we have not sold any equity securities during the year ended December 31, 2025 that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

Results of Operations

Revenue

During the year ended December 31, 2025 we recognized total revenue of $424,167, coming from consulting services and raw material fees. We recognized no revenue for the year ended December 31, 2024.

Operating Expenses

We incurred general and administrative expenses of $662,621 and $1,194,309 for the year ended December 31, 2025 and 2024, respectively, representing a decrease of $531,688 between the two periods. These expenses consisted primarily of stock-based compensation, consulting fees, pre-licensing fees, professional fees, and other general and administrative costs. The decrease in general and administrative expenses was mainly due to the decrease in platform development and advertising and marketing expenses in 2025.

Net Profit (Loss) from Operations

We incurred net loss from operations of $365,988 and $1,194,309 for the year ended December 31, 2025 and 2024, respectively, representing a net change of $828,321, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Other Income (Expense)

Other income (expenses) was $(710,819) and ($131,588) for the year ended December 31, 2025 and 2024, respectively, mainly consisting of loss on issuance of debt, interest expense from the loan payable, changes in derivative liability, and gain on debt settlement.

Net Loss from Discontinued Operations

Enderby Works, LLC and MotoClub, LLC were deemed discontinued operations in 2024 due to management’s strategic decision to shift its business focus to the waste-to-energy industry.

Discontinued operations reported no income in 2025 and 2024, incurred other expenses in the amount of $1,554,250 for the impairment of software for FY2024 and nil for FY2025.

Net and Comprehensive Loss

Net profit (loss) attributable to Waste Energy was $(1,076,807) and ($2,880,147) for the year ended December 31, 2025, and 2024, respectively, representing a decreased loss of $1,803,340. This change is primarily attributable to the factors discussed above under the headings “Operating Expenses” and “Other Income (Expense).

Liquidity and Capital Resources

Working Capital

	As at December 31, 2025	As at December 31, 2024
Current Assets	$99,744	$35,682
Current Liabilities	4,597,087	3,206,371
Working Capital (Deficit)	$(4,497,343)	$(3,170,689)

Current Assets

Current assets on December 31, 2025, were comprised of only cash and cash equivalents of $68,244, accounts receivable, net of $7,500, prepaid rent of $12,000 and a security deposit of $12,000.

Current assets on December 31, 2024, were comprised of only cash and cash equivalents of $682 and accounts receivable, net of $35,000.

Current Liabilities

On December 31, 2025, current liabilities were comprised of accounts payable and accrued expenses of $1,497,767 (related and unrelated parties), notes payable, net $117,000, convertible notes payable $857,353, derivative liability of $1,828,934, lease liability of $135,000, deferred revenue of $83,333 and deposits payable of $77,700.

On December 31, 2024, current liabilities were comprised of accounts payable and accrued expenses of $1,611,263 (related and unrelated parties), notes payable, net $183,056, convertible notes payable $1,293,409, derivative liability of $40,941, and deferred revenue of $77,700.

Cash Flow

Our cash flows for the years ended December 31, 2025 and December 31, 2024 are as follows:

	Year ended December 31, 2025	Year ended December 31, 2024
Net cash (used in) continuing operating activities	$(390,107)	$(402,563)
Net cash (used in) discontinued operating activities	-	-
Net cash provided by (used in) investing activities	(653,250)	-
Net cash provided by financing activities	1,110,919	400,169
Net changes in cash and cash equivalents	$67,562	$(2,394)

Operating Activities

Net cash used in operating activities from continued operations was $390,107 for the year ended December 31, 2025, as compared to $402,563 for the year ended December 31, 2024, resulting in an increase of $12,456 in net cash used. The increase in net cash used in continuing operating activities was primarily due to greater operating expenses and repayment of aged payables.

There was no net cash used or provided by discontinued operations for the year ended December 31, 2025 or 2024.

Investing Activities

Net cash used in investing activities was $653,250 for the year ended December 31, 2025, compared to nil for the same period in 2024, an increase of $653,250. This increase was attributable to payments made to acquire a waste-to-energy machine. As of December 31, 2025, the company has not obtained custody of the machine, its construction is not complete, nor does the company have control, the amount is therefore held as a deposit made for capital advance.

Financing Activities

Financing activities provided cash of $1,110,919 for the year ended December 31, 2025, and $382,856 for the year ended December 31, 2024, an increase of $728,062. The change was principally due to an increase in cash proceeds from the issuance of convertible notes.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On a consolidated basis, the Company has incurred significant operating losses since its inception. For the year ended December 31, 2025 and 2024, the Company incurred a net loss of $1,076,807 and $2,880,147, respectively. On December 31, 2025 and 2024, the Company has an accumulated deficit of $51,035,224 and $49,958,417, respectively, negative working capital of $4,497,343, and $3,170,689, respectively, and cash balances of $68,244 and $682, respectively. Further losses are anticipated as the Company pursues business opportunities, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profits, adequate cash flows and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties, related party debt and proceeds from the issuance of stock. There are no assurances that the Company will be able to secure funding on terms that are acceptable to the Company or at all.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Waste Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Waste Energy Corp. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the two years ended December 31, 2025 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows in the two years ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred continuing net losses from operations and has a significant accumulated deficit which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current year audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Derivative Liability

As discussed in the financial statements, the Company has bifurcated the conversion feature from the convertible debt due to the requirement of a variable number of shares to be owed upon conversion.

Auditing management’s calculation of the fair value of derivative liabilities can be a significant judgment given the fact that the Company uses management’s estimates on various inputs including the volatility, risk free rate, and methodology of calculating the derivative.

To evaluate the appropriateness of the fair value determined by management, we examined and evaluated the inputs management used in calculating the fair value of the derivative liability and the methodology used.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2026.

The Woodlands, TX

July 14, 2026

Waste Energy Corp.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
Assets

Current Assets
Cash and cash equivalents	$68,244	$682
Accounts receivable, net	7,500	-
Accounts receivable – discontinued operations	-	35,000
Prepaid expenses	12,000	-
Security Deposit	12,000	-
Interest receivable, net (see note 7)	-	-
Notes receivable, net (see note 7)	-	-
Total Current Assets	99,744	35,682

Long-Term Assets
Right-of-use-asset	272,797	-
Capital investment	653,250	-
Total Long-Term Assets	926,047	-

Total Assets	$1,025,791	$35,682

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$646,597	$545,883
Accounts payable and accrued expenses, related party	851,170	1,065,380
Deferred revenue	83,333	77,700
Deposits payable	77,700	-
Lease liability	135,000	-
Notes payable, net	-	66,056
Notes payable – in default	117,000	117,000
Derivatives liability	1,828,934	40,943
Convertible notes payable – software acquisition	-	854,250
Convertible notes payable – other	857,353	439,159
Total Current Liabilities	4,597,087	3,206,371

Non-current Liabilities
Lease liabilities	170,878	-
Total Non-current Liabilities	170,878	-

Total Liabilities	4,767,965	3,206,371

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 400,000,000 shares authorized; 138,036,826 and 128,064,469 shares issued and outstanding as at December 31, 2025 and 2024, respectively	138,037	128,065
Additional paid-in-capital	46,943,795	46,820,921
Stock subscriptions payable	372,476	-
Accumulated deficit	(51,035,224)	(49,958,417)
Total Waste Energy Stockholders’ Equity (Deficit)	(3,580,916)	(3,009,431)
Non-controlling Interest	(161,258)	(161,258)
Total Stockholders’ Equity (Deficit)	(3,742,174)	(3,170,689)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,025,791	$35,682

The accompanying notes are an integral part of these consolidated financial statements.

Waste Energy Corp

Consolidated Statements of Operations

	Year Ended December 31, 2025	Year Ended December 31, 2024

Revenues
Consulting services	416,667	-
Recyclable material intake	7,500	-
Total revenues	424,167	-

Cost of sales	120,000	-

Gross profit	304,167	-

Operating expenses
General and administrative expenses	662,621	1,194,309
Service costs	7,534	-
Total operating expenses	670,155	1,194,309

Net loss from operations	(365,988)	(1,194,309)

Other income (expense)
Interest expense and charges - note payable	(447,619)	(130,682)
Loss on issuance of debt	(1,401,943)	-
Change in derivative liability	385,493	(40,941)
Gain from debt forgiveness	788,250	40,035
Bad debt	(35,000)	-
Net other income (loss)	(710,819)	(131,588)

Provision for taxes	-	-

Net loss from continued operations	$(1,076,807)	$(1,325,897)

Net loss from discontinued operations	-	(1,554,250)

Net loss	(1,076,807)	(2,880,147)

Net profit (loss) from non-controlling interest	-	-
Net loss attributable to Waste Energy	$(1,076,807)	$(2,880,147)

Loss per common share continuing operations – Basic and diluted	$(0.01)	$(0.01)
Loss per common share discontinued operations – Basic and diluted	$-	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	143,341,008	120,734,193

The accompanying notes are an integral part of these consolidated financial statements.

Waste Energy Corp.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2025	Year Ended December 31, 2024
Operating activities from continued operations
Net loss for the year from continued operations	$(1,076,807)	$(1,325,897)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	59,313	119,972
Stock-based compensation, related party	30,333	143,593
Shares issued for services (consulting)	-	18,400
Shares issued for services – related party (consulting)	-	184,000
Gain on debt settlement – notes payable	(788,250)	(40,035)
Derivative liability	(385,493)	40,941
Loss on initial valuation of derivative liability	1,401,943	-
Settlement of derivative liability	(40,943)
Amortization of debt discount	248,228	5,719
Amortization of deferred loan costs	19,634	1,865
Debt penalty charge adjustments	-	16,091
Bad debt	35,000	-
Amortization of ROU assets and reduction in lease liability	33,081	-
Changes in operating assets and liabilities
Accounts receivable	(7,500)	80,036
Prepaid expenses	(12,000)	9,696
Security deposit	(12,000)
Accrued interest on convertible notes payable	-	20,959
Accrued interest on notes payable	102,307	30,127
Deferred revenue	83,333	-
Accounts payable and accrued expenses	133,924	(350)
Accounts payable and accrued expenses, related parties	(214,210)	292,320

Net cash (used in) operating activities from continued operations	(390,107)	(402,563)

Loss from discontinued operations	-	(1,554,250)
Write off of intangible assets	-	1,554,250
Net cash provided (used in) operating activities of discontinued operations	-	-

Investing activities
Capital advance	(653,250)	-
Net cash provided by (used in) investing activities	(653,250)	-

Financing activities
Proceeds from issuance of notes payable	-	115,200
Proceeds from issuance of convertible notes	1,158,189	471,000
Repayments of notes payable	(78,022)	(164,712)
Repayments on convertible notes	(119,248)	(71,319)
Proceeds from share issuance	150,000	50,000
Net cash provided by financing activities	1,110,919	400,169

Net changes in cash and equivalents	67,562	(2,394)

Cash and equivalents at beginning of the year	682	3,076

Cash and equivalents at end of the year	$68,244	$682

SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31, 2025	Year Ended December 31, 2024
Cash paid in interest	$124,818	$110,237
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability discount	$651,995
Addition of right of use asset	$326,462
Conversion of note payable to common stock issued by WEC - $52.5K loan	$-	55,125
Conversion of note payable to common stock issued by WEC - $25K loan	$-	25,001
Partial conversation of convertible note payable to common stock of WEC - $96k loan, $12K converted	-	12,000
Promissory note payable to be converted to common stock of WEC – 854K loan converted into 66K of common stock	$66,000
Debt to be converted into common stock of WEC	$117,476
Debt to be converted into common stock of WEC	$24,000
Debt to be converted into common stock of WEC	$15,000
Full conversion of convertible note payable to common stock of WEC - $96k loan, $43,200 converted	$43,200	-

The accompanying notes are an integral part of these consolidated financial statements.

Waste Energy Corp.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock Number of Shares (#)	Common Stock Dollar Amount ($)	Additional Paid-in Capital ($)	Stock Subscriptions Payable	Accumulated Deficit ($)	Non- Controlling Interest ($)	Total Shareholders’ Equity (Deficit) ($)
Balance, December 31, 2023	108,807,923	108,808	46,232,087		(47,078,270)	(161,258)	(898,633)
Stock based compensation			119,972				119,972
Stock-based compensation, related party			143,593				143,593
Share issuance on conversion of loan payable	10,611,546	10,612	56,513				67,125
Share issuance on conversion of loan payable	625,000	625	24,376				25,001
Share issuance for services	4,600,000	4,600	179,400				184,000
Shares issuance for services - related party	920,000	920	17,480				18,400
Shares issued for cash – private placement	2,500,000	2,500	47,500				50,000
Net income/(loss) for the year					(2,880,147)		(2,880,147)
Balance, December 31, 2024	128,064,469	128,065	46,820,921	-	(49,958,417)	(161,258)	(3,170,689)
Stock based compensation			59,313				59,313
Stock-based compensation, related party			30,333				30,333
Share issuance on conversion of loan payable	9,972,357	9,972	33,228	66,000			109,200
Share issuance for services				156,476			156,476
Shares issued for cash – private placement				150,000			150,000
Net income/(loss) for the year					(1,076,807)		(1,076,807)
Balance, December 31, 2025	138,036,826	138,037	46,943,795	372,476	(51,035,224)	(161,258)	(3,742,174)

The accompanying notes are an integral part of these consolidated financial statements.

Waste Energy Corp

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

1. NATURE AND CONTINUANCE OF OPERATIONS

Waste Energy Corp. (the “Company”) was incorporated under the laws of the State of Nevada on July 20, 2010, under its previous name Redstone Literary Agents, Inc., with an authorized capital of 400,000,000 common shares, having a par value of $0.001 per share. During the period ended December 31, 2010, the Company commenced operations by issuing shares and developing its publishing service business, focused on representing authors to publishers.

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

On August 24, 2022, the Company changed its name from CurrencyWorks Inc. to MetaWorks Platforms, Inc (“MWRKS”).

On May 13, 2024, we incorporated a new Florida subsidiary, Energy Works, Inc., (“EnergyWorks”), which was formed to support the Company’s waste-to-energy business and related operations.

On September 6, 2024, the Company changed its name from MetaWorks Platforms, Inc. to Waste Energy Corp.

1. NATURE AND CONTINUANCE OF OPERATIONS (CONT’D)

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On a consolidated basis, the Company has incurred significant operating losses since its inception. For the period ended December 31, 2025 and 2024, the Company incurred losses of $1,076,807 and $2,880,147, respectively. On December 31, 2025 and 2024, the Company has an accumulated deficit of $51,035,224 and $49,958,417, negative working capital of $4,497,343, and $3,170,689, respectively, and cash balances of $68,244 and $682, respectively. Further losses are anticipated as the Company pursues business opportunities, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profits, adequate cash flows and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties, related party debt and proceeds from the issuance of stock. There are no assurances that the Company will be able to secure funding on terms that are acceptable to the Company or at all.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s Chief Operating Decision Maker (“CODM”) for making operational decision and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the year ended December 31, 2025 and 2024. The Company has two operating and reportable segments, which has just started their respective revenue streams. The CODM uses net loss for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM evaluates segment business performance based primarily on consolidated net loss (from continuing operations) as reported on the consolidated statements of operations and comprehensive loss. The CODM considers budget-to-actual variances on a monthly basis for net loss when making decisions. Segment assets provided to the CODM are consistent with those reported on the consolidated balance sheets.

Segmented Information- Statements of Operations

2025	Holding Segment	Waste Conversion segment	Total
Revenue and other income:
Consulting revenue	$-	$416,667	$416,667
Recyclable material intake	-	7,500	7,500
Gain on extinguishment of debt	788,250	-	788,250
Change in derivative liability	385,493	-	385,493
Other income	-	-	-
	1,173,743	424,167	1,597,910
Expenses
Cost of sales	$-	$120,000	$120,000
Advertising & Marketing	51,400	-	51,400
Consulting fees	289,914	-	289,914
Stock based compensation (related and non-related party)	89,646	-	89,646
Rent	24,000	82,722	106,722
Professional fees	45,536	-	45,536
Other general and administrative expenses	85,481	1,456	86,937
Loss on issuance of debt	1,401,943	-	1,401,943
Interest expense and charges - note payable	447,619	-	447,619
Interest write off	35,000	-	35,000
Net Income (loss) before income taxes	$(1,296,796)	$219,989	$(1,076,807)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Segmented Information- Balance Sheets

2025	Holding Segment	Waste Conversion segment	Total
Total assets	$68,244	$957,547	$1,025,791

Net assets	$68,244	$957,547	$1,025,791

Current liabilities	$4,301,054	$296,033	$4,597,087
Non-current liabilities	$-	$170,878	$170,878
			-
Net liabilities	$4,301,054	$466,911	$4,767,965

Segmented Information- Statements of Operations

2024	Holding Segment	Waste Conversion segment	Discontinued Operations segment	Total
Revenue and other income:
Consulting revenue	$-	$-	$-	$-
Gain on forgiveness of debt	40,035	-	-	40,035
	40,035	-	-	40,035
Expenses
Advertising & Marketing	$184,000	$-	$-	$184,000
Consulting fees	355,409	-	-	355,409
Licenses	201,471	-	-	201,471
Platform development	92,696	-	-	92,696
Stock based compensation (related and non-related party)	143,593	-	-	143,593
Rent	24,000	-	-	24,000
Professional fees	122,504	-	-	122,504
Other general and administrative expenses	70,636	-	-	70,636
Change in derivative liability	40,941	-	-	40,941
Interest expense and charges - note payable	130,682	-	-	130,682
Asset write off	-	-	1,554,250	1,554,250
Net Income (loss) before income taxes	$(1,325,897)	$-	$(1,554,250)	$(2,880,147)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Segmented Information- Balance Sheets

2024	Holding Segment	Waste Conversion Segment	Discontinued Operations	Total
Total assets	$682	$-	$35,000	$35,682
Less: intersegment eliminations	-	-	-	-
Net assets	$682	$-	$35,000	$35,682

Total liabilities	$3,164,508	$-	$5,202,000	$8,366,508
				-
Less: intersegment eliminations		-	(5,160,137)	(5,160,137)
Total liabilities	$3,164,508	$-	$41,863	$3,206,371

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

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2025, and prior. Based on the evaluation of the 2025 transactions and events, the Company does not believe it has any material uncertain tax positions that require measurement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

The IRS requires all domestic corporations in existence for any part of the tax year to file an income tax return whether or not they have taxable income. The Company incurred a loss for the fiscal years ended December 31, 2025, and 2024 and has not filed tax returns for either year. The Company has not received any notifications from the IRS. Reported tax benefits and valuation allowances are the Company’s best estimate of its tax positions and have not been reviewed by the taxing authority.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2025 or 2024, and have not recognized interest and/or penalties in the consolidated statement of operations for the year ended December 31, 2025 or 2024.

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

Accounts receivable primarily consists of amounts due from customers for prior movie distribution rights and recyclable material intake and are reported at their net realizable value. From management’s best estimate, there is no allowance for doubtful accounts on December 31, 2025, and 2024. Management individually reviews accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that may not be collected and would directly write off these balances. Management considers several factors, including the age of the receivables, current economic conditions and other information management obtains regarding the financial condition of customers. The policy for determining the past due status is based on the contractual payment terms of each customer. If conditions are identified that pose significant risk of non-collections the determination to directly write off uncollectible receivables is made.

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

On December 31, 2025 the Company had convertible debt outstanding, warrants exercisable to 7,437,500 shares of common stock and stock options exercisable to 35,213,334 shares of common stock. On December 31, 2024 the Company had convertible debt outstanding, warrants exercisable to 4,687,500 shares of common stock and stock options exercisable to 33,213,334 shares of common stock. For both years the effect of exercisable options and warrants is anti-dilutive and they have been excluded from dilutive EPS.

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

When determining fair value, whenever possible, the Company uses observable market data and relies on unobservable inputs only when observable market data is not available. As at December 31, 2025 and December 31, 2024, the Company did not have any level 1 or 2 financial instruments. At December 31, 2025 and December 31, 2024 the Company’s level 3 financial instruments were derivative liabilities for warrants issued and outstanding that were not indexed to the Company’s stock, notes payable and notes receivable valued at their present values and equity investments in other entities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at December 31, 2025.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)
Liabilities
Notes payable, net	-	-	$117,000
Derivatives liability	-	-	$1,828,934
Convertible note payable	-	-	$857,353

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at December 31, 2024.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)
Liabilities
Notes Payable	-	-	$183,056
Derivative liability	-	-	$40,943
Convertible note payable	-	-	$1,293,409

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

Disaggregated Revenue Disclosure

The Company’s customers or sources of revenue generation were only in the United States during the period ended December 31, 2025. Below is a table of revenue by type:

Revenue Type	December 31, 2025	December 31, 2024
Renewable consulting revenue	416,667	-
Recyclable Material intake revenue	7,500	-
	424,167	-

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

3. CONCENTRATION AND CREDIT RISK

Financial instruments which potentially subject the Company to credit risk, consist principally of cash. Cash is maintained with a major financial institution in the USA that is creditworthy. The Company maintains cash in a bank account insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC). At December 31, 2025 and 2024, no cash balances were in excess of federally insured limits.

During the period ended December 31, 2025 total consulting revenue was generated from one customer and amount to $416,667. During the period ended December 31, 2024, the Company generated no revenues, and therefore had no significant customers.

During the period ended December 31, 2025, one customer individually made up 10% or more of total accounts receivable, their balances amounted to $7,500 and represents 100% of the total. During the year ended December 31, 2024, one customer made up 10% or more of total accounts receivable, their balances amounted to $35,000 and represents 100% of the total. Collection of this debt is unlikely therefor an allowance has been established for 100% ($35,000) of this.

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

Discontinued operations - net income (loss)	December 31, 2025	December 31, 2024
Revenue
Consulting services	$-	$-

Expenses:
Loss on impairment of software	-	1,554,250
Net loss from discontinued operations	$-	$(1,554,250)

Discontinued operations - cash flows
Net loss for the year from discontinued operations	-	(1,554,250)
Loss on impairment of software	-	1,554,250
Net cash (used in) operating activities from discontinued operations	$-	$-

5. ACCOUNTS RECEIVABLE

As of December 31, 2025, the Company had accounts receivables of $7,500 compared to $35,000 as at December 31, 2024. Receivables consist of revenues generated through recyclable material intake and consulting revenue

Accounts Receivable	December 31, 2025	December 31, 2024
Accounts receivable beginning balance	$35,000	$115,112
Billings	7,500	-
Allowance for uncollectable debt	(35,000)	-
Collections	-	(80,112)
Accounts receivable ending balance	7,500	35,000

6. CAPITAL INVESTMENT

As of December 31, 2025, the Company acquired renewable energy assets for a total cost of $653,250, comprising vendor payments of $310,000 and additional costs for freight, taxes, import duties, and spare parts of $343,250. The assets will be used internally to support the Company’s renewable energy operations.

As of the reporting date, the asset had arrived at a U.S. port and was pending clearance with U.S. Customs. Accordingly, the asset does not yet meet the criteria for capitalization under ASC 360, Property, Plant, and Equipment. Instead, these payments have been classified as a capital advance on the balance sheet, pending its transfer of control and the Company obtaining custody of the asset.

The asset cleared U.S. Customs and custody was transferred to the Company in April 2026, at which point the Company anticipates reclassifying the capital advance to Property, Plant, and Equipment upon the asset being placed in service. The Company will begin depreciation in accordance with its fixed asset depreciation policy once the asset is placed in service.

7. NOTES RECEIVABLE

	December 31, 2025	December 31, 2024

Notes receivable - Enderby – current portion	2,426,286	2,180,479
Allowance for doubtful accounts, Enderby	(2,426,286)	(2,180,479)
Notes receivable, Enderby – net	-	-

The allowance for doubtful accounts for the notes receivable converted to shares in the quarter ended June 30, 2024 was recovered resulting in a gain of $446,071. The investment was booked at cost and its full cost was impaired as Fogdog is a private unaudited entity with no active market and its value could not be substantiated for reporting purposes, this resulted in an impairment loss of $446,071 during the fiscal year ended December 31, 2024. The loss from the investment impairment and the gain from the recovery of the note receivable settled were charged to the same classification on the statement of operations resulting in no value reported to impact net loss for the year ended December 31, 2025 and 2024.

On August 20, 2021, the Company loaned an additional $850,000 to Fogdog pursuant to convertible promissory note. The note bears interest at a rate of 10% per annum. On August 20, 2022 the note was amended making the maturity date December 31, 2028. The note may not be prepaid without the written consent of the Company. On April 10, 2024, the Company and Fogdog agreed to an extension of terms on the note, amending the maturity date to December 31, 2029

7. NOTES RECEIVABLE (CONT’D)

During the year ended December 31, 2024, the Company acquired certain assets of Fogdog for a final settlement of the Notes receivable and made a payment of $200,000 to Fogdog as a licensing fee for the development of waste-to-energy equipment. The resulting note receivables due from Fogdog was directly written off in 2024 and the related assets development costs were also written off due to the Company deciding to potentially not pursue the development of this equipment because it obtained a more cost-effective estimate for the design and development of similar waste-to-energy equipment. Total owed from Fogdog for notes receivable on December 31, 2025 and 2024 was Nil.

On March 15, 2023, the Company signed an agreement with its partner in the jointly-owned subsidiary EnderbyWorks to become the 100% owner of the entity. Enderby Entertainment exchanged its 49% interest in EnderbyWorks to the corporation for forgiveness of outstanding payables amounting to $190,147 and the assumption of the secured promissory note of $1,828,000 due to the Company by Enderby Entertainment Inc. This note receivable had an annual interest rate of 8% and was payable on July 6, 2024. On September 30, 2024, the note was in default and now accrues interest at rate of 18% per annum. There is also a royalty clause on the existing assets that EnderbyWorks will pay Enderby Entertainment 50% of the first $6,000,000 in net revenue, if revenue is earned by EnderbyWorks in the future. The note is deemed potentially non-collectible. In 2023, an allowance for potential non-collections was allocated to the note, resulting in an impairment loss of $2,097,542. An additional allowance of $246,105 was incurred for the year ended December 31, 2025, and $82,937 was created for the year ended December 31, 2024. As of December 31, 2025, the allowance for credit losses on notes receivables is $2,426,286.

8. LOAN PAYABLES

Notes Payable

On June 14, 2022, the Company issued a promissory note payable for $117,000. The promissory note is unsecured, payable on demand, and was set to mature on August 13, 2022. The promissory note bore interest at a rate per annum equal to the Bank of Canada’s Prime rate and has a one-time interest charge of $14,011. On August 9, 2022, a promissory note extension was signed, extending the maturity date of the note payable to February 14, 2023. The note requires monthly payment of $13,077 over 10 months. On January 31, 2023, the Company signed an amendment to extend the maturity date of the loan to February 14, 2024 at an interest rate equal to the Bank of Canada’s Prime rate plus 3%. The Principal balance owed on December 31, 2025 and 2024 is $117,000. Accrued interest on this loan is $31,957 and $22,655 on December 31, 2025 and 2024 respectively. The note went into default during 2024, and management is currently negotiating an extension with the loan holder.

On November 8, 2022, the Company entered into a promissory note agreement to raise $116,760. The note had a discount of $12,510 and fees of $4,250, resulting in net proceeds of $100,000. The note was unsecured, had a one-time interest charge of $14,011, and matured on November 8, 2023. The note’s total of $130,771 (including principal, interest, and fees) was repaid in ten payments, each in the amount of $13,077 with the first payment made on December 30, 2022, and nine subsequent payments each month thereafter with a five-day grace period with respect to each payment. During 2024 the remaining principal and interest totaling $10,637 was paid in full.

On April 19, 2023, the Company entered into a promissory note agreement with one subscriber to raise a net amount of $75,000. The promissory note was in the amount of $88,760, plus a one-time interest charge of 13% ($11,538), which accrued on the issuance of the promissory note, was unsecured and matured on April 19, 2024. We also agreed to an original issuance discount of $9,510. The total amount of the promissory note of $100,298 (including principal, interest and fees) was repaid in ten payments each in the amount of $10,030, the first payment was due on May 30, 2023, with nine subsequent payments each month thereafter. During the year ended December 31, 2024 the remaining balance of $26,188 was repaid.

On September 5, 2023, the Company entered into a promissory note agreement with one subscriber (the “Holder”) to raise a net amount of $104,250. The principal of the Promissory Note was $119,888, plus a one-time interest charge of 11% ($13,187), which accrued on issuance of the Promissory Note. It was unsecured and matured on July 15, 2024. We also agreed to an original issuance discount of $15,637. The total amount of the Promissory Note of $133,074 (including principal and interest) was repaid in ten payments of $13,307, the first payment was due on October 15, 2023, with nine subsequent payments each month thereafter. In the event of a default, the Promissory Note was convertible into shares of our common stock. In a default situation the Holder will have the right to convert all or any part of the outstanding and unpaid amount of the Promissory Note into shares of our common stock at a conversion price that is equal to the lowest trading price for the shares of common stock during the 25 trading days prior to the conversion date. Upon the occurrence and during the continuation of any event of default, the Promissory Note will immediately become immediately and payable and, if we wish to repay the Promissory Note in cash, we must pay an amount equal to 200% of the then outstanding principal amount of the Promissory Note plus accrued and unpaid interest on the unpaid principal amount of the Promissory Note plus any default interest, if any. During the year ended December 31, 2024 the balance of $95,750 was fully paid.

On December 5, 2023, the Company entered into a promissory note agreement with one subscriber (the “Holder”) to raise a net amount of $45,000. The Promissory Note was in the amount of $52,500, plus a one-time interest charge of 10% ($3,697), which accrued on issuance of the Promissory Note, was unsecured and matured on September 15, 2024. We also agreed to an original issuance discount of $2,500. In the event of a default, the Promissory Note was convertible into shares of our common stock. In a default situation the Holder had the right to convert all or any part of the outstanding and unpaid amount of the Promissory Note into shares of our common stock at a conversion price that is Variable Conversion Price subject to equitable adjustment by the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (representing a discount rate of 39%). “Market Price” means the lowest Trading Price for the Common Stock during the fifteen Trading Day period ending on the latest complete During the year ended December 31 2024 the company converted debt of $52,500 and accrued interest of $2,625 into 8,506,283 shares of common stock.

8. LOAN PAYABLES (CONT’D)

On July 2, 2024, the Company closed on a convertible promissory note (the “Promissory Note”) and entered into a securities purchase agreement dated July 1st, 2024 with one subscriber (the “Holder”) to raise a net amount of $90,000, pursuant to the terms and subject to the conditions of the convertible promissory note issued to the Holder (the “Promissory Note”). The Promissory Note is in the amount of $115,200, is unsecured and matures on May 15, 2025 (the “Maturity Date”). We also agreed to an original issuance discount of $19,200. The Promissory Note bears interest at the rate of 10% per annum on the unpaid principal balance from July 1st, 2024 until the Maturity Date. Any amount of principal or interest on the Promissory Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the same is paid. The Promissory Note is convertible into shares of common stock of the Company only in the event of a default, upon the terms and subject to the limitations and conditions set forth in the Promissory Note. Upon the occurrence and during the continuation of any event of default, the Promissory Note will immediately become payable on the conditions as set forth in the Promissory Note. The balance at December 31, 2025 was $0 and the balance on December 31, 2024 was $78,022, which includes $11,966 in accrued interest. As of December 31, 2025 the promissory note was paid in full.

Convertible Notes Payable

On June 16, 2023, Waste Energy acquired software, including a Web3 business metaverse platform, Chat GPT-powered AI avatar technology, and domain portfolio, including UtopiaVR.com. This acquisition also includes a patent-pending IP technology relating to metaverse haptics that will hold potential for future development and licensing opportunities. Consideration for the acquisition of the assets included: (i) the issuance of 7,000,000 shares of common stock of the Company (each, a “Share”); (ii) the issuance of a convertible promissory note in the principal amount of $700,000, which matured on July 5, 2024 and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of $0.10 per Share; and (iii) the issuance of a convertible promissory note in the principal amount of $154,250, which matured on July 5, 2024, and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of $0.10 per Share. On December 31, 2024 the balance owed to the software developer was $854,250. These notes were non-interest-bearing. This note was in default as of December 31, 2024. On August 15, 2025, the Company settled a note payable to one of its principal shareholders through the issuance of common shares valued at $66,000, resulting in a gain on debt settlement of $788,250. As of December 31, 2025, the shares had not yet been issued, and the amount has been recorded as stock subscription payable within the equity section of the balance sheet and included in the statement of stockholders’ equity. The Company is obligated to issue 2,000,000 common shares to settle the debt.

On March 4, 2024, the Company officially entered into a promissory note agreement that was dated March 1, 2024 with one subscriber (the “Holder”) to raise a net amount of $75,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the Holder (the “Promissory Note”). The Promissory Note is in the amount of $80,000, plus a one-time interest charge of 15% ($14,400), which began to accrue interest on the unofficial issuance date, was unsecured and matured on December 30, 2024. The Company also agreed to an original issuance discount of $16,000. The total amount of the Promissory Note is $110,400 (including principal and interest). The note was to be paid by various balloon payments of $55,200 due on August 30, 2024 and payments of $13,800 on the 30th of each month starting September 30, 2024. There was a five-day grace period with respect to each payment. During the year ended December 31, 2025 the balance was converted to shares. The principal balance on December 31, 2024 was $43,200, and no interest balance was owed.

On June 11, 2024, the Company entered into a Convertible Loan Agreement (“Agreement”) with a holder for a principal amount of $375,000. The Agreement bears interest at 10% per annum and was originally scheduled to mature on June 11, 2025. Under the terms of the Agreement, the holder can convert all or any portion of the unpaid principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.025 per share.

On June 5, 2025, the Company received an additional $50,000 under the existing Convertible Loan Agreement, subject to the same terms and conditions as the original loan, increasing total proceeds to $425,000. Following the original lender’s death in quarter 3, the lender’s spouse assumed his rights and obligations under the Agreement. On July 10, 2025, the spouse executed an amendment to the Convertible Loan Agreement, extended the maturity date to July 10, 2026. On July 10, 2025, the Company received an additional $100,000 under the amended Agreement increasing the total principal amount to $600,000, and revising the conversion price to $0.02 per share. On October 21, 2025 the company received an additional $50,000 and on December 10, 2025 an additional $75,000 was received. All other terms and conditions remained substantially unchanged. As of December 31, 2025, and 2024, the outstanding principal was $650,000 and $375,000, respectively and accrued interest totaled $68,123 and $20,959 respectively.

On June 9, 2025, the Company entered into a promissory note agreement with one subscriber to raise a net amount of $107,000. The promissory note is in the amount of $123,050, plus a one-time interest charge of 12% ($14,766), which accrues on the issuance of the promissory note, is unsecured and matured on April 15, 2026. The Company also agreed to an original issuance discount of $16,050. The total amount of the promissory note of $137,816 (including principal, interest and fees) will be repaid in ten payments each in the amount of $13,781.60, the first payment was due on July 15, 2025, with nine subsequent payments each month thereafter. Upon the occurrence and during the continuation of any Event of Default, the promissory note shall become immediately due and payable for an amount equal to 200% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of the note to the date of payment plus (y) Default Interest. After any event of default, any outstanding and unpaid amount of the promissory note can be converted to common shares at the Variable Conversion Price of 65% multiplied by the Market Price (representing a discount rate of 35%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As of December 31, 2025, the loan balance outstanding was $46,958, with accrued interest of $5,130.

On June 26, 2025, the Company entered into a promissory note agreement (“Note”) with one subscriber to raise a net amount of $75,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $95,120, plus a one-time interest charge of 13% ($12,365), which accrues on the issuance of the promissory note, is unsecured and matured on April 30, 2026. The Company also agreed to an original issuance discount of $13,120. The total amount of the promissory note of $107,485 (including principal, interest and fees) will be repaid in five installments, the first payment is due on December 30, 2025 for $53,742.50, with four subsequent payments of $13,435.61 each month thereafter. There is a five-day grace period with respect to each payment. Upon the occurrence and during the continuation of any Event of Default, the promissory note shall become immediately due and payable for an amount equal to 200% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of the note to the date of payment plus (y) Default Interest After any event of default, any outstanding and unpaid amount of the promissory note can be converted to common shares at the Variable Conversion Price of 65% multiplied by the Market Price (representing a discount rate of 35%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As of December 31, 2025, the loan balance outstanding was $45,904, with accrued interest of $4,817.

8. LOAN PAYABLES (CONT’D)

On August 27, 2025, the Company entered into a promissory note agreement (“Note”) with one subscriber to raise a net amount of $75,000. The promissory note is in the amount of $95,120, plus a one-time interest charge of 13% ($12,365), which accrues on the issuance of the promissory note, is unsecured and matured on June 30, 2026. The Company also agreed to an original issuance discount of $13,120. The total amount of the promissory note of $107,485 (including principal, interest and fees) will be repaid in five installments, the first payment is due on February 28, 2025 for $53,742.50, with four subsequent payments of $13,435.61 each month thereafter. There is a five-day grace period with respect to each payment. Upon the occurrence and during the continuation of any Event of Default, the promissory note shall become immediately due and payable for an amount equal to 200% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of the note to the date of payment plus (y) Default Interest. After any event of default, any outstanding and unpaid amount of the promissory note can be converted to common shares at the Variable Conversion Price of 65% multiplied by the Market Price (representing a discount rate of 35%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As of December 31, 2025, the loan balance outstanding was $95,623, with accrued interest of $12,365.

On August 26, 2025, the Company issued a $150,000 convertible redeemable note to the Holder, bearing interest at 6% per annum and maturing on August 26, 2026. The note included an original issue discount of $15,000, resulting in net proceeds of $135,000. Beginning six months after issuance, the Holder may convert all or part of the outstanding balance into common stock at 60% of the lowest trading price of the shares during the twenty trading days preceding conversion. As of December 31, 2025, the outstanding principal balance under the note was $150,000, and accrued interest totaled $3,132.

On November 7, 2025, the Company issued a $120,000 convertible redeemable note to the Holder, bearing interest at 6% per annum and maturing on November 7, 2026. The note included an original issue discount of $17,000, resulting in net proceeds of $103,000. Beginning six months after issuance, the Holder may convert all or part of the outstanding balance into common stock at 60% of the lowest trading price of the shares during the twenty trading days preceding conversion. As of December 31, 2025, the outstanding principal balance under the note was $120,000, and accrued interest totaled $1,065.

On November 19, 2025, the Company issued a $110,000 convertible redeemable note to the Holder, bearing interest at 12% per annum and maturing on November 19, 2026. The note included an original issue discount of $29,000, resulting in net proceeds of $81,000. Upon default, the Holder may convert all or a portion of the note at a price equal to 65% of the lowest traded price of the Common Stock on the Principal Market on any Trading Day during the fifteen (15) Trading Days prior to the respective Conversion Date, subject to adjustment as provided in this Note. On December 27, 2025 a payment on principal was made for $12,000 as per the terms of the agreement. As of December 31, 2025, the outstanding principal balance under the note was $110,000, and accrued interest totaled $1,200.

On November 20, 2025, the Company issued a $110,000 convertible redeemable note to the Holder, bearing interest at 8% per annum and maturing on November 20, 2026. The note included an original issue discount of $13,500, resulting in net proceeds of $96,500. Upon default, the Holder may convert all or a portion of the note at a price equal to 65% of the lowest traded price of the Common Stock on the Principal Market on any Trading Day during the fifteen (15) Trading Days prior to the respective Conversion Date, subject to adjustment as provided in this Note. As of December 31, 2025, the outstanding principal balance under the note was $110,000, and accrued interest totaled $8,800.

On December 15, 2025, the Company issued a $140,000 convertible redeemable note to the Holder, bearing interest at 8% per annum and maturing on December 15, 2026. The note included an original issue discount of $20,000, resulting in net proceeds of $120,000. Upon default, the Holder may convert all or a portion of the note at a price equal $0.03 (the “Fixed Price”), provided, however, that at all times on or following the earlier of (i) the date that an Event of Default (as defined in this Note) occurs under this Note or (ii) the date that the Borrower fails to pay any Amortization Payment (as defined in this Note) when due as provided in Section 4.16 of this Note, the Conversion Price shall equal the lesser of (a) the Fixed Price and (b) the Market Price (in each case subject to adjustment as provided in this Note). “Market Price” shall mean 65% of the lowest traded price of the Common Stock on the Principal Market during the fifteen (15) Trading Day period immediately preceding the respective Conversion Date As of December 31, 2025, the outstanding principal balance under the note was $140,000, and accrued interest totaled $14,000.

9. DERIVATIVE LIABILITIES

The Company has various convertible notes outstanding that requires derivative liability considerations for its conversion features.

The following table summarizes the changes in derivative liability:

Description	December 31, 2025	December 31, 2024
Derivative Liability beginning balance	$40,941	$-
Initial recognition of derivatives	2,214,427	1,370
Change in fair value	(385,493)	40,941
Settlements/conversions	(40,941)	(1,370)
Derivative Liability ending balance	$1,828,934	$40,941

During the year ended December 31, 2025, the Company recognized a gain of $385,493 resulting from the decrease in the fair value of its derivative liabilities. The gain was included in “Change in derivative liability” in the consolidated statement of operations.

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

The following table summarizes the weighted average key inputs used in the Black-Scholes model for all outstanding conversion feature derivative liabilities as of the measurement dates:

Input	Weighted Avg. at Inception Date	December 31, 2025
Stock price	$0.054	$0.046
Exercise price (conversion price)	$0.024	$0.0174 – 1.00
Risk-free interest rate	3.91	3.48%
Expected term (years)	1.26	0.29 – 4.89
Expected volatility	237.27%	174.89% - 216.66%
Dividend yield	0%	0%

10. DEFERRED REVENUE

Prior to December 31, 2024, the Company received $77,700 cash from customers as deposits for work to be performed for discontinued operations. As of December 31, 2025, the products had not been delivered to the customers, therefore the deposits have been reclassified as deposits payable.

During the year ended December 31, 2025 the Company received $500,000 towards 12-month consulting contract. The company has recognized ten months of this revenue, resulting in $416,667 in reduction to the deposit received.

See table below for transactions that occurred during the year:

	December 31, 2025	December 31, 2024
Opening	$77,700	$77,700
Transfers to deposits payable	(77,700)	-
Customer deposits received	500,000	-
Consulting fee earned	(416,667)	-
Total deferred revenue	83,333	77,700

11. COMMITMENTS AND CONTINGENCIES

Contingent Commitments

The Company entered into a rental agreement with a related party on August 23, 2021, for its corporate office address on 3250 Oakland Hills Court, Fairfield, California, 94534. The lease expired on August 31,2022; it was originally for one year at a rate of $2,000/month. Since its expiration there has been no formal agreement written to extend the rent arrangement, but it is informally extended on a month-to-month basis. During 2025 and 2024, a total of $24,000 was incurred for lease expense because of this. This lease arrangement is considered temporary due to the projected expansion of its business and may not be suitable within a 1-year period. The Company therefore is evaluating its lease needs on a year-to-year basis, and the lease is therefore exempt from ASC 842.

Pledged Receivable

In 2019, the Company agreed to pledge the collections of a specific uncollected customer invoice in the amount of $752,500 as collateral for a loan made by LarCo Holdings, LLC (“LarCo”), an unrelated party, to a vendor of the Company (the “Vendor”) and a former executive. The Company subsequently executed acknowledgments in connection with amendments to the loan dated July 2, 2019, July 8, 2020, April 1, 2021, and April 17, 2023, each confirming the same conditional undertaking: should the Company collect on the pledged invoice, in whole or in part, it would remit the proceeds of that collection to LarCo to be applied against the vendor loan. The Company has never collected on the specified customer invoice, and no amount related to the invoice was included in gross accounts receivable at December 31, 2025 or 2024. The Company is party to litigation related to this arrangement, as described below.

LarCo Holdings, LLC Litigation

On July 31, 2024, LarCo filed a complaint in the Superior Court of the State of Arizona, Maricopa County (Case No. CV2024-020438), against the Company; the Vendor; certain current and former executives and affiliates of the Vendor and of the Company’s predecessor entities, and their spouses; and other defendants. The claims arise from the 2019 private loan transaction described above, to which the Company was not a party. The Company’s undertaking in connection with that loan was conditional upon actual collection of the pledged invoice, which has not occurred. Accordingly, the Company believes it has no independent payment obligation to LarCo under the acknowledgment.

On June 13, 2025, judgment on the loan was entered in LarCo’s favor against the Vendor and a former executive of the Company’s predecessor, and on September 17, 2025, an amended judgment was entered against those parties in the approximate amount of $1.57 million. The Company was not a party to, and has no liability under, that judgment.

On January 15, 2026, subsequent to the balance sheet date, LarCo filed a First Verified Amended Complaint (the “Amended Complaint”) asserting claims against the Company for breach of contract, breach of the implied covenant of good faith and fair dealing, negligent misrepresentation, fraud-based claims, conversion, unjust enrichment, and aiding and abetting. As against the Company, the Amended Complaint seeks, among other things, $752,500 in respect of the pledged invoice; joint and several liability for the approximately $1.57 million judgment previously entered against the co-defendants described above; $1,875,000 asserted against all defendants in respect of certain pledged shares; punitive damages; and attorneys’ fees and costs. LarCo has also asserted purported rights, as a judgment creditor of the Vendor and the former executive, against amounts allegedly owed by the Company to those parties. The Company disputes that it owes any amounts subject to such claims, disputes the validity and enforceability of the asserted rights as against the Company, and has formally responded accordingly.

The Company believes the claims asserted against it are without merit, disputes the factual premises of the fraud-related allegations, and intends to defend the matter vigorously, including through dispositive motions. The Company is evaluating all rights, remedies, claims, and counterclaims available to it arising from this matter and reserves all such rights.

Management has determined that a loss related to this matter is not probable and that the amount or range of any reasonably possible loss cannot be estimated at this time, principally because dispositive motions directed at the claims that would define any such range remain to be adjudicated and the damages theories asserted are disputed. Accordingly, no loss contingency has been recorded in respect of this matter as of December 31, 2025.

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

Lease expense is recognized on a straight-line basis over the lease term. For the year ended December 31, 2025, total lease expense was approximately $82,723. The lease agreement also provides the Company with an option to purchase the leased property for $1,500,000 at any time within 18 months from the effective date of the lease, subject to providing 90 days’ notice and maintaining timely rent payments as defined in the lease.

The future minimum operating lease payments as of December 31, 2025, are as follows:

Year Ending December 31	Amount ($)
2026	135,000
2027	144,000
2028	84,000
Total Lease Payments	363,000
Less: Imputed Interest	(57,122)
Present Value of Lease Liability	305,878

13. RELATED PARTY TRANSACTIONS

On January 22, 2018, the Company appointed James Geiskopf as Lead Director. On June 28, 2024, James resigned from the Company’s Board of Directors. As of December 31, 2025, the Company has accounts payable and accrued expenses owed to this related party of $99,244, and $75,245 at December 31, 2024.

On April 1, 2021, the Company appointed Cameron Chell as Executive Chairman. On December 19, 2024, Cameron resigned from the Company’s Board of Directors. As of December 31, 2025 and 2024, the Company had accounts payable and accrued expenses owed to this related party of $130,032.

Our former Chairman, Cameron Chell (“Mr. Chell”) is the founder of Business Instincts Group, Inc. (“BIG”), a firm in the business of guiding early-stage ventures. On April 1, 2021, Mr. Chell was appointed Executive Chairman of the Company. On December 19, 2024, Mr. Chell resigned from the Company’s Board of Directors. Following his resignation from the Board, Mr. Chell was appointed chairman of the Company’s advisory board, a position he continues to hold as of the date of this Annual Report. During 2024, in the normal course of preparing the Company’s financial statements and evaluating historical transactions, the Company determined that Mr. Chell was a related party of the Company at the time certain obligations to BIG and to Mr. Chell individually were incurred. As a result, BIG and Mr. Chell are treated as related parties for purposes of this disclosure.

As of December 31, 2025 and December 31, 2024, the Company had recorded accounts payable and accrued expense balances in connection with BIG and Mr. Chell in the aggregate amount of $672,524, consisting of $542,492 recorded in respect of BIG and $130,032 recorded in respect of Mr. Chell in his former capacity as Executive Chairman.

The entire aggregate balance is currently disputed because Mr. Chell’s related-party status was not identified at the time the underlying obligations were incurred, both in his capacity as founder of BIG and in his capacity as Executive Chairman of the Company. The Company is unable to confirm that the recorded balances were properly authorized, appropriately valued, or incurred in accordance with the Company’s related-party transaction policies and applicable governance requirements. Accordingly, the amounts, if any, that may ultimately be determined to be due and owing to BIG or Mr. Chell are subject to ongoing review and negotiation between the parties, including consideration of the Company’s right to offset against such amounts any costs and damages incurred as a result of the failure to identify and disclose the related-party relationship at the time the obligations were incurred. Until these matters are resolved, the full recorded aggregate balance of $672,524 should be considered contingent and not an established obligation of the Company.

See also Item 3, “Legal Proceedings,” and Note 11, “Commitments and Contingencies,” for related disclosures regarding the LarCo Holdings, LLC litigation.

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. On March 5, 2025, Swapan resigned from the Company. As of December 31, 2025 and 2024, the Company had no accounts payable and accrued expenses owed to him.

On October 9, 2017, the Company signed an agreement with RTB LLP. a company owned by Swapan Kakumanu to provide accounting services. On December 31, 2024 the company owed a balance of $117,476 to RTB LLP. On August 15, 2025, the company settled this debt by the issuance of 1,174,760 shares at price of $0.04 per share, however these shares had not yet been issued, and accordingly, the balance owed was reclassified to the Stock subscription payable” account within stockholders’ equity and resulting in zero balance due at December 31, 2025.

On August 1, 2022, the Company appointed Scott Gallagher as President. As of December 31, 2025 and 2024, the Company had accounts payable and accrued expenses owing to this related party of $79,402 and $200,135.

14. WARRANTS

A related party cancelled warrants outstanding during 2024. All warrants outstanding on December 31, 2025 and December 31, 2024, have strike prices denominated in USD and met the criteria of equity instruments, therefore no derivative accounting necessary to determine a fair value. The following table summarizes changes in warrant outstanding in each period:

	December 31, 2025	December 31, 2024
Outstanding at beginning of year	4,687,500	10,279,664
Issuances	2,750,000
Cancellations	-	(250,000
Expirations	-	(5,342,164)
Outstanding at end of period	7,437,500	4,687,500
Weighted Average Price	$0.65	$1.00
Weighted Average Remaining Years Outstanding	0.66	1.40

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

On March 1, 2024 the Company converted $25,001 of debt into 625,000 shares of our common stock at a value of $.04 per share. Upon conversion, there was no gain or loss recorded as the conversion was consummated under the terms of the original agreement.

On March 1, 2024 the Company issued 4,600,000 shares of our common stock in payment for a one-year production and media broadcast agreement valued at $184,000.

On June 7, 2024 the company converted $15,000 of debt into 1,499,400 shares of our common stock at a value of $.01 per share. Upon conversion, there was no gain or loss recorded as the conversion was consummated under the terms of the original agreement.

On June 20, 2024 the Company converted $15,000 of debt into 1,704,545 shares of our common stock at a value of $.009 per share. Upon conversion, there was no gain or loss recorded as the conversion was consummated under the terms of the original agreement.

On June 27, 2024 the Company converted $15,000 of debt into 2,138,275 shares of our common stock at a value of $.007015 per share. Upon conversion, there was no gain or loss recorded as the conversion was consummated under the terms of the original agreement.

On July 4, 2024 the Company converted $10,125 of debt into 3,164,063 shares of our common stock at a value of $.0032 per share. Upon conversion, there was no gain or loss recorded as the conversion was consummated under the terms of the original agreement.

On December 19, 2024 the Company converted $12,000 of debt into 2,105,263 shares of our common stock at a value of $.0057 per share. Upon conversion, there was no gain or loss recorded as the conversion was consummated under the terms of the original agreement.

On January 2, 2025 the Company converted $12,000 of debt into 3,000,000 shares of our common stock at a value of $.004 per share. Upon conversion, there was no gain or loss recorded as the conversion was consummated under the terms of the original agreement.

On February 10, 2025 the Company converted $12,000 of debt into 3,000,000 shares of our common stock at a value of $.004 per share. Upon conversion, there was no gain or loss recorded as the conversion was consummated under the terms of the original agreement.

On February 18, 2025 the Company converted $10,000 of debt into 2,439,024 shares of our common stock at a value of $.0041 per share. Upon conversion, there was no gain or loss recorded as the conversion was consummated under the terms of the original agreement.

On March 4, 2025 the Company converted $9,200 of debt into 1,533,333 shares of our common stock at a value of $.006 per share. Upon conversion, there was no gain or loss recorded as the conversion was consummated under the terms of the original agreement.

15. SHARE CAPITAL (CONT’D)

Shares to be issued

On March 12, 2025 the company entered into an agreement for a private placement for 2,500,000 shares of the Company’s common stock at a price of $0.05 per share for the total consideration of $50,000. The consideration was received however the shares were not issued. The Company intends to issue these shares before September 30, 2026. The amount is reported as a stock subscription payable in the equity section of the balance sheet and on the statement of stockholders equity.

On June 16, 2025 the company entered into an agreement for a private placement for 2,500,000 shares of the Company’s common stock at a price of $0.02 per share for the total consideration of $50,000. The consideration was received however the shares were not issued. The Company intends to issue these shares before September 30, 2026. The amount is reported as a stock subscription payable in the equity section of the balance sheet and on the statement of stockholder’s equity.

On July 4, 2025, the Company and one of its vendors agreed to settle an outstanding payable of $15,000 through the issuance of 375,000 shares of the Company’s common stock. As of December 31, 2025, the shares had not yet been issued, and the amount has been reported as stock subscription payable within the equity section of the balance sheet and on the statement of stockholders’ equity. Upon conversion, there was no gain or loss recorded as the gain on conversion was immaterial.

On August 15, 2025, the Company and one of its vendors agreed to settle an outstanding payable of $100,000 through the issuance of 2,000,000 shares of the Company’s common stock, however these shares have not yet been issued, and accordingly, the balance owed was reclassified to the Stock subscription payable” account within stockholders’ equity at December 31, 2025. Upon closing a gain on debt settlement of $34,000 was recorded.

On August 15, 2025, the Company and one of its related vendors agreed to settle an outstanding payable of $117,476 through the issuance of 1,174,760 shares of the Company’s common stock, however these shares have not yet been issued, and accordingly, the balance owed was reclassified to the Stock subscription payable” account within stockholders’ equity at December 31, 2025. Upon conversion, there was no gain or loss recorded as the transaction was with a related party.

On August 15, 2025, the Company and one of its vendors agreed to settle an outstanding payable of $24,000 through the issuance of 240,000 shares of the Company’s common stock. As of December 31, 2025, the shares had not yet been issued, and the amount has been reported as stock subscription payable within the equity section of the balance sheet and on the statement of stockholders’ equity. Upon conversion, there was no gain or loss recorded as the transaction was with a related party.

Refer to note 8 for the shares issued to a related party.

Refer to note 8 for the shares to be issued to the note holder in settlement of notes payable.

16. STOCK-BASED COMPENSATION

The Company has adopted the 2017 Equity Incentive Plan (“the Plan”) under which non-transferable options to purchase common shares of the Company may be granted to directors, officers, employees, or consultants of the Company. The terms of the Plan provide that our board of directors may grant options to acquire common shares of the Company at not less than 100% of the greater of: (i) the fair market value of the shares underlying the options on the grant date and (ii) the fair market value of the shares underlying the options on the date preceding the grant date at terms of up to ten years. No amounts are paid or payable by the recipient on receipt of the options. On June 30, 2023, the maximum number of options available for grant was increased to 28,300,000 shares. On December 31, 2025 and 2024, there are 24,213,334 stock options issued and outstanding.

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

On August 26, 2022, the Company granted a total of 8,300,000 stock options to officers and directors of the Company. The stock options are exercisable at the exercise price of $0.09 per share for a period of ten years from the date of grant. The stock options have a fair value of $0.0780 and are exercisable as follows:

(i)	1/2 the date of the grant; and
(ii)	1/2 on the first anniversary date.

16. STOCK-BASED COMPENSATION (CONT’D)

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

On April 8, 2025, the Company granted a total of 2,000,000 stock options to directors, officers and consultants of the Company. The stock options are exercisable at the exercise price of $0.02 per share for a period of ten years from the date of grant. The stock options have a fair value of $0.01. The options vested immediately upon issuance.

16. STOCK-BASED COMPENSATION (CONT’D)

Stock-based compensation expense recognized for the year ended December 31, 2025 and 2024, were $89,646 and $263,565, respectively. Stock options granted are valued using a fair value calculation based on the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

	Year ended December 31, 2025	Year ended December 31, 2024
Share price	$0.012	$.02
Exercise price	$0.02	$.02
Time to maturity (years)	10	10
Risk-free interest rate	4.26%	4.05%
Expected volatility	290.36%	48.09%
Dividend per share	$0.00	$0.00
Forfeiture rate	-	-

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2024	33,213,334	0.10	0.10	7.80
Granted	2,000,000	0.01	.02	9.27
Cancelled	-	-	-	-
Options outstanding, December 31, 2025	35,213,334	0.09	0.10	6.98
Options exercisable, December 31, 2025	33,129,998	0.09	0.10	6.96
Options exercisable, December 31, 2024	30,046,665	0.09	0.10	7.80

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

17. INCOME TAXES

For the fiscal years 2025 and 2024, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2025 and 2024, the Company had net operating loss carry forwards of approximately $5,758,109 and $5,534,653, respectively. The carry forwards expire through the year 2045. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

17. INCOME TAXES (CONT’D)

The Tax Cuts and Jobs Act was enacted on December 22, 2017, which reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. We used 21% as an effective federal rate, and 1.5% as an effective state rate. Tax computations are as follows:

	For the year Ended	For the Year Ended
	December 31, 2025	December 31, 2024
Net income (loss) before taxes	(1,076,807)	(2,880,147)
Federal income tax rate	21%	21%
State tax rate	1.5%	1.5%
Tax expense (benefit) at the statutory rate – federal	(226,129)	(604,830)
Tax expense (benefit) at the statutory rate – state	(16,152)	(43,202)
Non-deductible items
Tax effect of stock-based compensation (non-qualifying options)	18,826	55,349
Change in valuation allowance	223,455	592,683
Total	-	-

Deferred Tax Asset
Net operating loss carry forwards	$5,758,108	$5,534,653
Total gross deferred tax assets	5,758,108	5,534,653
Less: Deferred tax asset valuation allowance	(5,758,108)	(5,534,653)
Total net deferred tax assets	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities. The tax effect of significant components of the Company’s deferred tax assets at December 31, 2025 and 2024, are as above.

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

The following table sets forth a summary of the changes in non-controlling interest:

	December 31, 2025	December 31, 2024
Non-controlling interest beginning of the period	$(161,258)	(161,258)
Non-controlling interest end of period	$(161,258)	(161,258)

19. SUBSEQUENT EVENTS

On February 27, 2026 the Company converted $16,454 of debt into 739,160 shares of our common stock at a value of $.021 per share.

On March 4, 2026 the Company converted $57,718 of debt into 2,772,229 shares of our common stock at a value of $.022 per share.

On March 5, 2026 the Company converted $14,000 of debt into 615,385 shares of our common stock at a value of $.023 per share.

On March 9, 2026 the Company converted $16,564 of debt into 728,088 shares of our common stock at a value of $.023 per share.

On March 16, 2026 the Company converted $15,000 of debt into 923,077 shares of our common stock at a value of $.022 per share.

On March 18, 2026 the Company converted $14,871 of debt into 994,733 shares of our common stock at a value of $.015 per share.

On March 20, 2026 the Company converted $15,000 of debt into 1,131,222 shares of our common stock at a value of $.013 per share.

On March 23, 2026 the Company converted $21,687 of debt into 1,771,824 shares of our common stock at a value of $.012 per share.

On March 24, 2026 the Company converted $20,000 of debt into 1,508,296 shares of our common stock at a value of $.014 per share.

On June 30th 2026, Braden Glasbergen resigned as the Company’s Chief Financial Officer, Treasurer and Secretary, effective immediately. Effective July 1, 2026, the Board of Directors appointed Scott Gallagher to serve as Interim Chief Financial Officer and W. Scott McBride to serve as Interim Treasurer and Secretary.

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

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting. Our principal executive officer and our principal financial officer have assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report on Form 10-K based on the criteria for effective internal control described Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission 2013. Based on this assessment, our principal executive officer and our principal financial officer have concluded our internal control over the financial reporting is not effective due to the following material weaknesses, which existed as of December 31, 2025:

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Scott Gallagher	President, CEO, Interim CFO & Chairman	58	September 7, 2022
Edmund C. Moy	Director	68	February 9, 2018
Scott McBride	Interim Treasurer and Secretary & Director	52	December 19, 2024

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Scott Gallagher

Mr. Gallagher has served as President of the Company since September 7, 2022, and as Chief Executive Officer and Chairman of the Board since December 19, 2024. He is the sole named inventor of the Company’s patent-pending automated carbon credit creation and AI-based emissions monitoring technology, which has been assigned to the Company, and he led the formation of the Company’s wholly owned subsidiary, Energy Works, Inc., incorporated in Florida on May 13, 2024 to support the Company’s waste-to-energy operations.

Mr. Gallagher has over 30 years of experience in U.S. capital markets, with a focus on SEC reporting and compliance, corporate governance, early-stage company development, capital formation, and revenue growth. Since 2008, he has served as Chairman of TheDirectory.com, Inc., a publicly traded company. He previously held FINRA Series 7, 63, and 24 registrations, each of which was retired in good standing.

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

W. Scott McBride

Mr. McBride has served as a director of the Company since December 19, 2024, and as President of Waste-to-Energy Operations since February 27, 2025. In that capacity, he serves as the lead on-site operational executive for the Company’s Midland, Texas facility, where he is responsible for overseeing the Company’s waste-to-energy operations, leading the regulatory permitting and environmental filing process for the Midland site, and establishing local relationships with municipalities, tire haulers, transfer stations, industrial partners, and other stakeholders required to support the Company’s feedstock supply and commercial operations.

Mr. McBride brings experience in pyrolysis technology and environmental sustainability. He holds a Bachelor’s degree in Environmental Science from Western Colorado University and a Master’s degree in Education from Monmouth University.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended December 31, 2025 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Scott Gallagher	3	1	Nil
Edmund C. Moy	3	1	Nil
Scott McBride	3	1	Nil

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
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2024,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company for the years ended December 31, 2025 and 2024 are set out in the following summary compensation table:

Summary Compensation Table – Years Ended December 31, 2025 and 2024

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Gallagher	2025	-	-	-	15,000	(2)	-	-	180,000	195,000
President	2024	-	-	-	40,000	(2)	-	-	180,000	220,000
Braden Glasbergen	2025	-	-	-	-		-	-	42,000	42,000
Former CFO	2024	-	-	-	-		-	-	-	-

Notes:

(1)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718. See Note 15 of our annual financial statements for the years ended December 31, 2025 and 2024 for a description of the assumptions made in the valuation of these stock options.

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

On August 26, 2022 we granted 1,000,000 stock options to Scott Gallagher. Each option is exercisable for a period of 10 years at a price of $0.09 per share. The stock options granted to Scott Gallagher vest as to one-third on the date of grant, one-third on the first anniversary of the date of grant, and one-third on the second anniversary of the date of grant.

On April 21, 2023 we granted 2,000,000 stock options to Scott Gallagher. Each option is exercisable for a period of 10 years at a price of $0.09 per share. The stock options granted to vesting upon issuance.

On January 6, 2024 we granted 2,000,000 stock options to Scott Gallagher. Each option is exercisable for a period of 10 years at a price of $0.02 per share. The stock options granted to vesting upon issuance.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2025:

	Option awards						Stock awards
Name	Number of securities underlying unexercised options(#) exercisable		Number of securities underlying unexercised options (#)unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Scott Gallagher	1,000,000	(1)	-	-	0.09	August 26, 2032	-	-	-	-
Scott Gallagher	2,000,000	(2)	-	-	0.09	April 21, 2033	-	-	-	-
Scott Gallagher	2,000,000	(3)			0.02	January 6, 2034

Notes:

(1)	The stock options become exercisable as follows: (i) 1/3 upon the date of grant (August 26, 2022); (ii) 1/3 on the first anniversary date and (iii) 1/3 on the second anniversary date.
(2)	The stock options become exercisable upon the grant date (April 21, 2023).
(3)	The stock options become exercisable upon the grant date (January 26, 2024).

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

Name	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)(2)
Scott Gallagher	Common Stock	6,305,714	(3)	4.57%
Edmund C. Moy	Common Stock	1,801,000	(4)	1.31%
All current executive officers and directors as a group (2 persons)	Common Stock	8,106,714		5.88%

Notes

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2)	Percentage of ownership is based on 138,036,826 shares of our common stock issued and outstanding as of December 31, 2025.
(3)	Consists of 1,305,714 shares of our common stock and 5,000,000 shares of our common stock underlying 1,800,000 stock options that are vested or will be vested within 60 days.
(4)	Consists of 1,000 shares of our common stock and 1,800,000 shares of our common stock underlying 1,800,000 stock options that are vested or will be vested within 60 days.

Changes in Control

We are unaware of any arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since January 1, 2021, or currently proposed transaction, in which the Company were or are to be a participant and the amount involved exceeds $5,307.37, being the lesser of $120,000 or one percent of the average of its total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

In addition, Edmund C. Moy, and Scott McBride, the members of our audit committee, have not accepted directly or indirectly any consulting, advisory, or other compensatory fee from our company or subsidiary other than in his or her capacity as a member of the audit committee, our board of directors, or any other board committee, and each member of our audit committee is not a beneficial owner, directly or indirectly, of more than 10% of our common stock and is not an executive officer of our company. Accordingly, they are independent under independence standards applicable to the audit committee of a company whose stock is listed on the Nasdaq Capital Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to our company for the years ended December 31, 2025 and December 31, 2024 for professional services rendered by Integritat CPA LLC, our independent registered public accounting firm:

Fees	2025*		2024
Audit Fees	$90,000	*	$88,100
Audit Related Fees	-		-
Tax Fees	-		-
Other Fees	-		-
Total Fees	$90,000		$88,100

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)
3.4	Articles of Merger dated effective September 3, 2019 (incorporated by reference from our Current Report on Form 8-K, filed on September 9, 2019)
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
3.6	Articles of Merger dated effective August 24, 2022 (incorporated by reference from our Current Form 8-K, filed on August 25, 2022)
3.7	Amended and Restated Bylaws (incorporated by reference from our Annual Report on Form 10-K, filed on April 15, 2022)

Exhibit Number	Description
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)
10.13	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2018)
10.14	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2018)
10.15	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2018)
10.16	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2018)
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)
10.18	Loan Agreement dated November 20, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)
10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.21	Business Services Agreement dated effective December 29, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 24, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24	Offer Letter dated January 22, 2018 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2018)

Exhibit Number	Description
10.25	Offer Letter dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2018)
10.26	2017 Equity Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2018)
10.27	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2018)
10.28	Stock Option Agreement dated October 15, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2018)
10.29	Stock Option Agreement dated October 15, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2018)
10.30	Stock Option Agreement dated October 15, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2018)
10.31	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2018)
10.32	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2018)
10.33	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2018)
10.34	Indemnification Agreement dated December 20, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2018)
10.35	Indemnification Agreement dated December 20, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2018)
10.36	Indemnification Agreement dated December 20, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2018)
10.37	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2018)
10.38	Offer Letter dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.39	Stock Option Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.40	Indemnification Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.41	Offer Letter dated June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.42	Stock Option Agreement dated June 7, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.43	Indemnification Agreement June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.44	Amendment Agreement dated effective as of June 25, 2018 to Business Services Agreement dated October 18, 2017 with Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 29, 2018)
10.45	Loan Agreement dated July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.46	Corporate Guaranty dated July 9, 2018 by Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.47	Amendment No. 2 to Business Services Agreement dated as of July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.48	Loan Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.49	Corporate Guaranty entered into as of August 29, 2018 by Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)

Exhibit Number	Description
10.50	Security Agreement entered into as of August 29, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.51	Security Assignment Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.52	Master Services Agreement dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.53	Software Services Statement of Work dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.54	Amendment No. 3 to Business Services Agreement dated as of October 29, 2018 with Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on October 31, 2018)
10.55	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.56	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.57	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.58	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.59	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.60	2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)
10.61	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 29, 2018)
10.62	Amendment to Independent Consultant Agreement dated December 4, 2018 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2018)
10.63	Master Services Agreement dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.64	Software Services Statement of Work dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.65	Stock Option Agreement dated October 15, 2017 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.66	Stock Option Agreement dated June 8, 2018 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.67	Independent Consultant Agreement dated effective December 4, 2018 with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.68	Indemnification Agreement with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.69	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2019)
10.70	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017 between CurrencyWorks Inc. and Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.71	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated January 22, 2018 between CurrencyWorks Inc. and James P. Geiskopf (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.72	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated February 9, 2018 between CurrencyWorks Inc. and Edmund C. Moy (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.73	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated May 17, 2018 between CurrencyWorks Inc. and James Carter (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.74	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated June 22, 2018 between CurrencyWorks Inc. and Alphonso Jackson (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.75	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017, as amended on November 30, 2018 and July 1, 2019 between CurrencyWorks Inc. and Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.76	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Business Services Agreement dated effective October 18, 2017 as amended on June 26, 2018 between CurrencyWorks Inc. and Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.77	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective December 4, 2018 between CurrencyWorks Inc. and Swapan Kakumanu (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.78	Amendment to Loan Agreement and Termination of Business Services Agreement dated February 7, 2020 with Ryde GmbH and Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 12, 2020)
10.79	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2020)
10.80	Business Services Agreement with Business Instincts Group Inc. dated December 10, 2020 (incorporated by reference from our Current Report on Form 8-K, filed on December 11, 2020)
10.81	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2021)
10.82	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 11, 2021)

Exhibit Number	Description
10.83	Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2021)
10.84	Amended 2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
10.85	Limited Liability Company Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.86	LLC Member Services Master Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.87	Technology Operating and License Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.88	Secured Promissory Note dated July 6, 2021with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.89	Security Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.90	Distribution License Agreement dated July 6, 2021 with EnderbyWorks, LLC and 92 Films, LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.91	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.92	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.93	Engagement Letter dated June 15, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.94	Amendment to Engagement Letter dated July 10, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.95	Services Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.96	Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.97	General Security Agreement with Fogdog Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.98	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.99	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.100	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2021)
10.101	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.102	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.103	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 31, 2022)
10.104	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)
10.105	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)
10.106	Independent Consultant Agreement dated effective September 7, 2022 with Scott Gallagher
10.107	Amendment #1 dated March 15, 2023 to Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021
10.108	Amendment #1 dated March 15, 2023 to Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021
10.109	Amendment # 2 dated April 10, 2024 to Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021

Exhibit Number	Description
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K, filed on April2, 2018)

(16)	Letter re Change in Certifying Accountant
16.1	Letter from Haynie & Company dated August 31, 2022 (incorporated by reference from our Current Report on Form 8-K, filed on September 1, 2022)

(21)	Subsidiaries
21.1	Subsidiaries of CurrencyWorks Inc. CurrencyWorks USA Inc., Nevada corporation EnderbyWorks LLC., Delaware limited liability company Motoclub LLC, Delaware limited liability company

23.1	Consent of Integritat CPA
23.2	Consent of Haynie & Company

(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE ENERGY CORP.

By:

/s/ Scott Gallagher
Scott Gallagher
President
(Principal Executive Officer)
Date: July 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott Gallagher
Scott Gallagher
President
(Principal Executive Officer)
Date: July 13, 2026

/s/ Scott Gallagher
Scott Gallagher
Interim Chief Financial Officer

Date: July 13, 2026
/s/ Edmund C. Moy
Edmund C. Moy
Director
Date: July 13, 2026

