Form 10-Q
period 2026-03-31
WASTE ENERGY CORP.
filed 2026-07-14
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-55049

WASTE ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-3098487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 149,220,840 shares of common stock issued and outstanding as at July 13, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the quarter ended March 31, 2026 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading.

Waste Energy Corp.

Condensed Consolidated Balance Sheets

	March 31, 2026 (unaudited)	December 31, 2025
Assets

Current Assets
Cash and cash equivalents	$67,408	$68,244
Accounts receivable, net	7,500	7,500
Prepaid expenses	12,000	12,000
Security Deposit	12,000	12,000
Total Current Assets	98,908	99,744

Long-Term Assets
Right-of-use-asset	245,965	272,797
Capital investment	653,250	653,250
Total Long-Term Assets	899,215	926,047

Total Assets	$998,123	$1,025,791

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$683,236	$646,597
Accounts payable and accrued expenses, related party	851,170	851,170
Deferred revenue	-	83,333
Deposits payable	77,700	77,700
Lease liability	139,500	135,000
Notes payable – in default	117,000	117,000
Derivatives liability	4,045,667	1,828,934
Convertible notes payable – other	916,832	857,353
Total Current Liabilities	6,831,105	4,597,087

Non-current Liabilities
Lease liabilities	154,291	170,878
Total Non-current Liabilities	154,291	170,878

Total Liabilities	6,985,396	4,767,965

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 400,000,000 shares authorized; 149,220,840 and 138,036,826 shares issued and outstanding as at March 31, 2026 and December 31, 2025, respectively	149,221	138,037
Additional paid-in-capital	47,124,669	46,943,795
Stock subscriptions payable	372,476	372,476
Accumulated deficit	(53,472,381)	(51,035,224)
Total Waste Energy Stockholders’ Equity (Deficit)	(5,826,015)	(3,580,916)
Non-controlling Interest	(161,258)	(161,258)
Total Stockholders’ Equity (Deficit)	(5,987,273)	(3,742,174)

Total Liabilities and Stockholders’ Equity	$998,123	$1,025,791

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025

Revenues
Consulting Services	83,333	41,667
Total revenues	83,333	41,667

Cost of goods sold	30,000	-
Gross margin	53,333	41,667

Operating expenses
General and administrative expenses	365,839	46,858
Service costs	-	-
Total operating expenses	365,839	46,858

Net loss from operations	(312,506)	(5,191)

Other expense
Interest expense and charges - note payable	(473,918)	(17,877)
Change in fair value of derivative liability	(1,566,067)	-
Loss on new derivatives	(597,259)	-
Gain on settled derivatives	512,593	-
Net other loss	(2,124,651)	(17,877)

Provision for taxes	-	-

Net loss	$(2,437,157)	$(23,068)

Net profit (loss) from non-controlling interest	-	-
Net loss attributable to Waste Energy	$(2,437,157)	$(23,068)

Loss per common share – Basic and diluted	$(0.02)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	151,487,420	134,202,246

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Operating activities
Net loss for the period	$(2,437,157)	$(23,068)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	11,708	24,378
Stock-based compensation and forfeitures, related party	1,056	-
Change in fair value of derivative liability	1,566,067	-
Loss on new derivatives	597,259	-
Gain on settled derivatives	(512,593)
Non-cash interest	473,918	-
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(4,712)	(1,999)
Accrued interest on convertible notes payable	-	9,375
Accounts payable and accrued expenses, related party	-	(102,400)
Lease liability	14,745	-
Deferred revenue	(83,333)	433,333
Net cash from (used in) operating activities	(373,042)	339,619

Investing activities
Capital advance	$-	$(310,000)
Net cash used in investing activities	-	(310,000)

Financing activities
Proceeds from the stock to be issued	-	50,000
Proceeds from issuance of convertible note	566,000	-
Payments made on convertible note	(193,794)	-
Payments made on notes payable	-	(15,995)
Net cash provided by financing activities	372,206	34,005

Net changes in cash and equivalents	(836)	63,624

Cash and equivalents at beginning of the period	68,244	682

Cash and equivalents at end of the period	$67,408	$64,306

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited) (con’d)

SUPPLEMENTAL CASH FLOW INFORMATION

	Three months Ended March 31, 2026	Three months Ended March 31, 2025
Cash paid in interest	$14,124	$3,369
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability discount	$566,000	$-
Full conversion of convertible note payable to common stock of WEC - $96,000 loan, $43,200 converted	$-	$43,200
Conversion of convertible notes payable to common stock of WEC - $123,050 loan	$27,563	-
Conversion of convertible note payable to common stock of WEC - $95,120 loan maturity date	$26,872	-
Conversion of convertible note payable to common stock of WEC - $95,120 loan	$32,000	-
Partial conversion of convertible note payable to common stock of WEC - $150,000 loan	$92,859	-

The accompanying notes are an integral part of these consolidated financial statements.

Waste Energy Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

	Common Stock Number of Shares (#)	Common Stock Dollar Amount ($)	Additional Paid-in Capital ($)	Stock Subscriptions Payable ($)	Accumulated Deficit ($)	Non- Controlling Interest ($)	Total Shareholders’ Equity (Deficit) ($)
Balance, December 31, 2024	128,064,469	128,065	46,820,921	-	(49,958,417)	(161,258)	(3,170,689)
Stock based compensation	-	-	59,313	-	-	-	59,313
Stock-based compensation, related party	-	-	30,333	-	-	-	30,333
Share issuance on conversion of loan payable	9,972,357	9,972	33,228	66,000	-	-	109,200
Share issuance for services	-	-	-	156,476	-	-	156,476
Shares issued for cash – private placement	-	-	-	150,000	-	-	150,000
Net income/(loss) for the year	-	-	-	-	(1,076,807)	-	(1,076,807)
Balance, December 31, 2025	138,036,826	138,037	46,943,795	372,476	(51,035,224)	(161,258)	(3,742,174)
Stock based compensation	-	-	11,708	-	-	-	11,708
Stock-based compensation, related party	-	-	1,056	-	-	-	1,056
Share issuance on conversion of convertible loan	11,184,014	11,184	168,110	-	-	-	179,294
Net loss for the period	-	-	-	-	(2,437,157)	-	(2,437,157)
Balance, March 31, 2026	149,220,840	149,221	47,124,669	372,476	(53,472,381)	(161,258)	(5,987,273)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Notes to Unaudited Condensed Interim Consolidated Financial Statements

As at and for the three months ended March 31, 2026 and 2025

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

On September 6, 2024, the Company changed its name from MetaWorks Platforms, Inc. to Waste Energy Corp.

Going Concern

The accompanying condensed interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On a consolidated basis, the Company has incurred significant operating losses since its inception. For the period ended March 31, 2026 and 2025, the Company incurred losses of $2,437,157 and $23,068, respectively. On March 31, 2026 and December 31, 2025, the Company has an accumulated deficit of $53,472,381 and $51,035,224, negative working capital of 6,732,197 and 4,497,343 respectively, and cash balances of $67,408 and $68,244 respectively. Further losses are anticipated as the Company pursues business opportunities, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profits, adequate cash flows and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties, related party debt and proceeds from the issuance of stock. There are no assurances that the Company will be able to secure funding on terms that are acceptable to the Company or at all.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) as found in the Accounting Standards Codification (“ASC”), and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and are expressed in US Dollars. The unaudited condensed interim consolidated financial statements should be read in conjunction with the notes contained herein as part of the Company’s Quarterly Report in its Form 10-Q filing under the Securities Exchange Commission, and with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Reclassification

Certain reclassifications have been made to prior periods to conform with current reporting. These reclassifications did not affect net income, total assets, liabilities or equity reported.

Basis of Consolidation

The consolidated statements include the accounts of the Company and its subsidiaries. CurrencyWorks USA Inc. (“CW”) (formerly ICOx USA, Inc.), Energy Works Inc. (“EWI”) and Enderby Works LLC (“EW”) are wholly owned subsidiaries. EW became a wholly owned subsidiary in 2023, see Note 6 Notes Receivable. MotoClub (“MB”) is a majority-owned subsidiary, 80% held by (“WEC”). All intercompany transactions and balances have been eliminated.

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

Segment Reporting

The Company uses the “management approach” to identify its reportable segments. Under this approach, the Company has determined that it operates through four reportable segments: the Holding Segment (corporate functions, finance, legal, human resources, executive management, and parent-level financing activities); the Renewable Energy Consulting Segment (advisory and implementation services related to clean energy solutions); the Recyclable Material Intake Segment (collection and processing of recyclable materials, including waste tires); and Discontinued Operations (operations that no longer meet the criteria for continuing operations).

Segmented Information- Statements of Operations

March 31, 2026	Holding Segment	Waste Conversion Segment	Total
Revenue and other income:
Consulting revenue	$-	$83,333	$83,333
Cost of sales	-	30,000	30,000
	-	53,333	53,333
Expenses
Advertising & Marketing	$35,474	$-	$35,474
Consulting fees	151,134	-	151,134
Professional fees	23,014	-	23,014
Other general and administrative expenses	156,217	-	156,217
Change in derivative liability	1,650,733	-	1,650,733
Interest expense and charges - note payable	473,918	-	473,918
Net Income (loss) before income taxes	$(2,490,490)	$53,333	$(2,437,157)

March 31, 2025	Holding Segment	Waste Conversion Segment	Total
Revenue and other income:
Consulting revenue	$-	$41,667	$41,667
Recyclable material intake	-	-	-
Note interest revenue	-	-	-
Gain on extinguishment of debt	-	-	-
Investment write off	-	-	-
Other income	-	-	-
	-	41,667	41,667
Expenses			-
Advertising & Marketing	$3,264	$-	$3,264
Consulting fees	-	-	-
Licenses	172	-	172
Stock based compensation (related and non-related party)	24,378	-	24,378
Rent	-	-	-
Professional fees	3,539	-	3,539
Other general and administrative expenses	15,505	-	15,505
Change in derivative liability	-	-	-
Interest expense and charges - note payable	17,877	-	17,877
Interest write off	-	-	-
Net Income (loss) before income taxes	$(64,735)	$41,667	$(23,068)

Segmented Information- Balance Sheets

March 31, 2026	Holding Segment	Renewable Energy Consulting segment	Recyclable Material Intake segment	Total
Total assets	$67,408	$-	$930,715	$998,123

Net assets	$67,408	$-	$930,715	$998,123

Current liabilities	$6,613,905	$-	$217,200	$6,831,105
Non-current liabilities	$-	$-	$154,291	$154,291
Net liabilities	$6,613,905	$-	$371,491	$6,985,396

December 31, 2025	Holding Segment	Renewable Energy Consulting segment	Recyclable Material Intake segment	Total
Total assets	$68,244	$-	$957,547	$1,025,791

Net assets	$68,244	$-	$957,547	$1,025,791

Current liabilities	$4,301,054	$-	$296,033	$4,597,087
Non-current liabilities	$-	$-	170,878	$170,878
Net liabilities	$4,301,054	$-	$466,911	$4,767,965

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

With respect to legal matters, provisions are reviewed and financial information is adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The Company is party to a lawsuit see note 10.

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

Accounts receivable primarily consists of amounts due from customers for prior movie distribution rights and recyclable material intake and are reported at their net realizable value. From management’s best estimate, there is no allowance for doubtful accounts on March 31, 2026 and December 31, 2025. Management individually reviews accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that may not be collected and would directly write off these balances. Management considers several factors, including the age of the receivables, current economic conditions and other information management obtains regarding the financial condition of customers. The policy for determining the past due status is based on the contractual payment terms of each customer. If conditions are identified that pose significant risk of non-collections the determination to directly write off uncollectible receivables is made.

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

Earnings per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted EPS on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants or stock options (Note 13 and Note 16 respectively). Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

On March 31, 2026 the Company had convertible debt outstanding, warrants exercisable to 7,437,500 shares of common stock and stock options exercisable to 33,129,998 shares of common stock. On December 31, 2025 the Company had convertible debt outstanding, warrants exercisable to 7,437,500 shares of common stock and stock options exercisable to 32,129,998 shares of common stock. For both years the effect of exercisable options and warrants is anti-dilutive and they have been excluded from dilutive EPS.

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

When determining fair value, whenever possible, the Company uses observable market data and relies on unobservable inputs only when observable market data is not available. As at March 31, 2026 and December 31, 2025, the Company did not have any level 1 or 2 financial instruments. As at March 31, 2026 and December 31, 2025, the Company’s level 3 financial instruments were derivative liabilities for warrants issued and outstanding that were not indexed to the Company’s stock, notes payable and notes receivable valued at their present values and equity investments in other entities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at March 31, 2026.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)
Liabilities
Notes Payable	-	-	$117,000
Derivative liability	-	-	$4,045,667
Convertible note payable	-	-	$916,832

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at December 31, 2025.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)
Liabilities
Notes payable	-	-	$117,000
Derivatives liability	-	-	$1,828,934
Convertible note payable	-	-	$857,353

Derivative Liabilities – Conversion Features

The Company evaluates whether embedded conversion features in its financial instruments meet the criteria for separate accounting under ASC 815, “Derivatives and Hedging.” If the conversion feature is not clearly and closely related to the host debt instrument and does not meet the scope exception for equity classification, it is bifurcated and accounted for as a derivative liability, remeasured to fair value each period using the Black-Scholes or binomial option pricing models.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers, applying the standard five-step model to consulting services, recyclable material intake, and (for discontinued operations only) prior movie distribution and NFT revenue streams.

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

Disaggregated Revenue Disclosure

The Company’s customers or sources of revenue generation were only in the United States during the period ended March 31, 2026. Below is a table of revenue by type:

Revenue Type	March 31, 2026	March 31, 2025
Renewable consulting revenue	$83,333	$41,667
Recyclable Material intake revenue	-	-
	$83,333	$41,667

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

ROU assets include any prepaid lease payments and are reduced by lease incentives received. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Short-term leases (terms of twelve months or less) are not recorded on the balance sheet, and payments are recognized as expense when incurred.

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

3. CONCENTRATION AND CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist of cash. Cash is maintained with a major financial institution in the USA that is creditworthy. The Company maintains cash in bank accounts insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC). On March 31, 2026 and on December 31, 2025, no cash balances were in excess of federally insured limits.

During the period ended March 31, 2026 total consulting revenue was generated from one customer and amounted to $83,333. During the period ended March 31, 2025, the Company generated revenue from one customer in the amount of $41,667, and we had one significant customer.

4. ACCOUNTS RECEIVABLE

As of March 31, 2026 and December 31, 2025, the Company had accounts receivables of $7,500. Receivables consist of revenues generated through recyclable material intake and consulting revenue

Accounts Receivable	March 31, 2026	December 31, 2025
Accounts receivable beginning balance	$7,500	$35,000
Billings	-	7,500
Allowance for uncollectable debt	-	(35,000)
Collections	-	-
Accounts receivable ending balance	$7,500	$7,500

5. CAPITAL ADVANCE / PROPERTY, PLANT AND EQUIPMENT

During the three months ended March 31, 2026, the remaining equipment components cleared U.S. Customs and were delivered to the Company’s Midland facility. Upon delivery and transfer of custody to the Company, the related capital advances were reclassified to property, plant and equipment. As of March 31, 2026, the equipment had not yet been placed in service and, therefore, no depreciation had been recorded. Depreciation will commence in accordance with the Company’s fixed-asset depreciation policy when the equipment is installed and available for its intended use.

6. NOTES RECEIVABLE – RELATED PARTY

	March 31, 2026	December 31, 2025

Notes receivable - Enderby – current portion	$2,426,286	$2,426,286
Allowance for doubtful accounts, Enderby	(2,426,286)	(2,426,286)
Notes receivable, Enderby – net	$-	$-

On August 20, 2021, the Company loaned $850,000 to Fogdog pursuant to convertible promissory note. The note bears interest at a rate of 10% per annum. On August 20, 2022 the note was amended making the maturity date December 31, 2028. The note may not be prepaid without the written consent of the Company. On April 10, 2024, the Company and Fogdog agreed to an extension of terms on the note, amending the maturity date to December 31, 2029.

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

On March 15, 2023, the Company signed an agreement with its partner in the jointly-owned subsidiary EnderbyWorks to become the 100% owner of the entity. Enderby Entertainment exchanged its 49% interest in EnderbyWorks to the corporation for forgiveness of outstanding payables amounting to $190,147 and the assumption of the secured promissory note of $1,828,000 due to the Company by Enderby Entertainment Inc. This note receivable had an annual interest rate of 8% due and was payable on July 6, 2024. On September 30, 2024, the note is in default and now accrues interest at rate of 18% per annum. There is also a royalty clause on the existing assets that EnderbyWorks will pay Enderby Entertainment 50% of the first $6,000,000 in net revenue, if revenue is earned by EnderbyWorks in the future. The note is deemed potentially non-collectible. In 2023, an allowance for potential non-collections was allocated to the note, resulting in a net realizable value of zero and an impairment loss of $2,097,542 was incurred. An additional allowance of $246,105 was incurred for the year ended December 31, 2025, and $82,937 was created for the year ended December 31, 2024. As of March 31, 2026, the allowance for credit losses on notes receivables is $2,426,286.

7. LOAN PAYABLES

Notes Payable

On June 14, 2022, the Company issued a promissory note payable for $117,000 (“Note A”). The promissory note is unsecured, payable on demand, and was set to mature on August 13, 2022. The promissory note bore interest at a rate per annum equal to the Bank of Canada’s Prime rate and has a one-time interest charge of $14,011. On August 9, 2022, a promissory note extension was signed, extending the maturity date of the note payable to February 14, 2023. The note requires monthly payment of $13,077 over 10 months. On January 31, 2023, the Company signed an amendment to extend the maturity date of the loan to February 14, 2024 at an interest rate equal to the Bank of Canada’s Prime rate plus 3%. The Principal balance owed on March 31, 2026 and December 31, 2025 is $117,000. Accrued interest on this loan is $33,335 and $31,957 on March 31, 2026 and December 31, 2025 respectively. The note went into default during 2024, and management is currently negotiating an extension with the loan holder.

On July 2, 2024, the Company closed on a convertible promissory note and entered into a securities purchase agreement dated July 1st, 2024 with one subscriber to raise a net amount of $90,000, pursuant to the terms and subject to the conditions of the convertible promissory note issued to the subscriber. The promissory note is in the amount of $115,200, is unsecured and matures on May 15, 2025. We also agreed to an original issuance discount of $19,200. The promissory note bears interest at the rate of 10% per annum on the unpaid principal balance from July 1st, 2024 until the maturity date. Any amount of principal or interest on the promissory note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the same is paid. The promissory note is convertible into shares of common stock of the Company only in the event of a default, upon the terms and subject to the limitations and conditions set forth in the promissory note. Upon the occurrence and during the continuation of any event of default, the promissory note will immediately become payable on the conditions as set forth in the promissory note. . As of December 31, 2025 the promissory note was paid in full.

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

On March 4, 2024, the Company officially entered into a promissory note agreement that was dated March 1, 2024 with one subscriber (the “Holder”) to raise a net amount of $75,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the Holder (the “Promissory Note”). The Promissory Note is in the amount of $80,000, plus a one-time interest charge of 15% ($14,400), which began to accrue interest on the unofficial issuance date, is unsecured and matured on December 30, 2024. The Company also agreed to an original issuance discount of $16,000. The total amount of the Promissory Note is $110,400 (including principal and interest). The note is to be paid by various balloon payments of $55,200 due on August 30, 2024 and payments of $13,800 on the 30th of each month starting September 30, 2024. There is a five-day grace period with respect to each payment. During the three months ended March 31, 2025 the balance of $43,200 was converted to shares.

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

On June 5, 2025, the Company received an additional $50,000 under the existing Agreement, subject to the same terms and conditions as the original loan, increasing total proceeds to $425,000. Following the original lender’s death in quarter 3, the lender’s spouse assumed his rights and obligations under the Agreement. On July 10, 2025, the spouse executed an amendment to the Convertible Loan Agreement, extended the maturity date to July 10, 2026. On July 10, 2025, the Company received an additional $100,000 under the amended Agreement increasing the total principal amount to $600,000, and revising the conversion price to $0.20 per share. On October 21, 2025 the company received an additional $50,000 and on December 10, 2025 an additional $75,000 was received. All other terms and conditions remained substantially unchanged. As of March 31, 2026 and December 31, 2025, the outstanding principal was $650,000 and accrued interest totaled $82,877 and $68,123 respectively.

On June 09, 2025, the Company entered into a promissory note agreement with one subscriber to raise a net amount of $107,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $123,050, plus a one-time interest charge of 12% ($14,766), which accrues on the issuance of the promissory note, is unsecured and matured on April 15, 2026. The Company also agreed to an original issuance discount of $16,050. The total amount of the promissory note of $137,816 (including principal, interest and fees) will be repaid in ten payments each in the amount of $13,781.60, the first payment is due on July 15, 2025, with nine subsequent payments each month thereafter. Upon the occurrence and during the continuation of any Event of Default, the promissory note shall become immediately due and payable for an amount equal to 200% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of the note to the date of payment plus (y) Default Interest. After any event of default, any outstanding and unpaid amount of the promissory note can be converted to common shares at conversion price calculated as lowest trading price during the thirty trade days prior to the conversion date. As of December 31, 2025, the loan balance outstanding was $46,958, with accrued interest of $5,130. During the three months ended March 31, 2026, the Company repaid $27,563 of the outstanding balance and settled the remaining balance of $27,563 with issuance of 1,343,473 shares for fair value of $51,329.

On June 26, 2025, the Company entered into a promissory note agreement with one subscriber to raise a net amount of $75,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $95,120, plus a one-time interest charge of 13% ($12,365), which accrues on the issuance of the promissory note, is unsecured and matured on April 30, 2026. The Company also agreed to an original issuance discount of $13,120. The total amount of the promissory note of $107,485 (including principal, interest and fees) will be repaid in five installments, the first payment is due on December 30, 2025 for $53,742.50, with four subsequent payments of $13,435.61 each month thereafter. There is a five-day grace period with respect to each payment. Upon the occurrence and during the continuation of any Event of Default, the promissory note shall become immediately due and payable for an amount equal to 200% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of the note to the date of payment plus (y) Default Interest. After any event of default, any outstanding and unpaid amount of the promissory note can be converted to common shares at conversion price calculated as lowest trading price during the thirty trade days prior to the conversion date. As of December 31, 2025, the loan balance outstanding was $45,904, with accrued interest of $4,817. During the three months ended March 31, 2026, the Company repaid $24,501 of the outstanding balance and settled the remaining balance of $26,872 with issuance of 1,917,810 shares for fair value of $49,791.

On August 27, 2025, the Company entered into a promissory note agreement with one subscriber to raise a net amount of $75,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $95,120, plus a one-time interest charge of 13% ($12,365), which accrues on the issuance of the promissory note, is unsecured and matured on June 30, 2026. The Company also agreed to an original issuance discount of $13,120. The total amount of the promissory note of $107,485 (including principal, interest and fees) will be repaid in five installments, the first payment is due on February 28, 2025 for $53,742.50, with four subsequent payments of $13,435.61 each month thereafter. There is a five-day grace period with respect to each payment. Upon the occurrence and during the continuation of any Event of Default, the promissory note shall become immediately due and payable for an amount equal to 200% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of the note to the date of payment plus (y) Default Interest. After any event of default, any outstanding and unpaid amount of the promissory note can be converted to common shares at conversion price calculated as lowest trading price during the thirty trade days prior to the conversion date. As of December 31, 2025, the loan balance outstanding was $95,623, with accrued interest of $12,365. During the three months ended March 31, 2026, the Company repaid $75,485 of the outstanding balance and settled the remaining balance of $32,000 with issuance of 2,903,046 shares for fair value of $81,625.

On August 26, 2025, the Company issued a $150,000 convertible redeemable note to a subscriber, bearing interest at 6% per annum and maturing on August 26, 2026. The note included an original issue discount of $15,000, resulting in net proceeds of $135,000. Beginning six months after issuance, the Holder may convert all or part of the outstanding balance into common stock at 60% of the lowest trading price of the shares during the twenty trading days preceding conversion. During the three months ended March 31, 2026, the Company settled $90,000 of the outstanding balance with issuance of 5,019,685 shares for fair value of $219,930. As of March 31, 2026 and December 31, 2025, the outstanding principal balance under the note was $150,000, and accrued interest totaled $2,492 and $3,132 respectively.

On November 7, 2025, the Company issued a $120,000 convertible redeemable note to the Holder, bearing interest at 6% per annum and maturing on November 7, 2026. The note included an original issue discount of $17,000, resulting in net proceeds of $103,000. Beginning six months after issuance, the Holder may convert all or part of the outstanding balance into common stock at 60% of the lowest trading price of the shares during the twenty trading days preceding conversion. As of March 31, 2026 and December 31, 2025, the outstanding principal balance under the note was $120,000, and accrued interest totaled $2,841 and $1,065 respectively.

On November 19, 2025, the Company issued a $110,000 convertible redeemable note to the Holder, plus one-time interest charge of 12% ($13,200), which accrues on the issuance of the promissory note and matures on November 19, 2026. The note included an original issue discount of $10,000, resulting in net proceeds of $81,000. Beginning six months after issuance, the Holder may convert all or part of the outstanding balance into common stock at 60% of the lowest trading price of the shares during the twenty trading days preceding conversion. On December 27, 2025 a payment on principal was made for $12,000 as per the terms of the agreement. The Company repaid $36,000 during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the outstanding principal balance under the note was $74,000 and $110,000 respectively, and accrued interest totaled $1,200 and $1,200 respectively.

On November 20, 2025, the Company issued a $110,000 convertible redeemable note to the Holder, plus one-time interest charge of 8% ($8,800), which accrues on the issuance of the promissory note and matures on November 20, 2026. The note included an original issue discount of $13,500, resulting in net proceeds of $96,500. Beginning six months after issuance, the Holder may convert all or part of the outstanding balance into common stock at 60% of the lowest trading price of the shares during the twenty trading days preceding conversion. As of March 31, 2026 and December 31, 2025, the outstanding principal balance under the note was $110,000 and $110,000 respectively, and accrued interest totaled $8,800 and $8,800 respectively.

On December 15, 2025, the Company issued a $140,000 convertible redeemable note to the Holder, plus one-time interest charge of 10% ($14,000), which accrues on the issuance of the promissory note and matures on December 15, 2026. The note included an original issue discount of $15,000, resulting in net proceeds of $125,000. Beginning six months after issuance, the Holder may convert all or part of the outstanding balance into common stock at 60% of the lowest trading price of the shares during the twenty trading days preceding conversion. The Company repaid $42,000 during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the outstanding principal balance under the note was $98,000 and $140,000, and accrued interest totaled $14,000 and $14,000 respectively.

On January 14, 2026, the Company entered into a promissory note agreement with one subscriber to raise a net amount of $73,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $80,000 bearing interest at 12% per annum is unsecured and matures on January 14, 2027. The Company also agreed to an original issuance discount of $7,000. The total amount of the promissory note of $80,000 (including principal, interest and fees) will be repaid in six installments, the first payment is due on July 15, 2026 for $14,933.34, with five subsequent payments of $14,933.34 each month thereafter. There is a five-day grace period with respect to each payment. At and after any event of default, any outstanding and unpaid amount of the promissory note can be converted to common shares at conversion price calculated as 65% of the lowest trading price during the fifteen trade days prior to the conversion date. As of March 31, 2026, the loan balance outstanding was $80,000, with accrued interest of $1,732.

On February 3, 2026, the Company entered into a promissory note agreement with one subscriber to raise a net amount of $82,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $95,120, plus a one-time interest charge of 13% ($12,365), which accrues on the issuance of the promissory note, is unsecured and matures on December 15, 2026. The Company also agreed to an original issuance discount of $13,120. The total amount of the promissory note of $95,120 (including principal, interest and fees) will be repaid in five installments, the first payment is due on August 15, 2026 for $53,742.50, with four subsequent payments of $13,435.61 each month thereafter. There is a five-day grace period with respect to each payment. Upon the occurrence and during the continuation of any Event of Default, the promissory note shall become immediately due and payable for an amount equal to 200% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of the note to the date of payment plus (y) Default Interest. After any event of default, any outstanding and unpaid amount of the promissory note can be converted to common shares at conversion price calculated as 65% of the lowest trading price during the ten trade days prior to the conversion date. As of March 31, 2026, the loan balance outstanding was $95,120, with accrued interest of $12,365.

On March 2, 2026, the Company entered into a promissory note agreement with one subscriber to raise a net amount of $125,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $137,500 bearing an interest at 10% per annum is unsecured and matures on March 2, 2027. The Company also agreed to an original issuance discount of $12,500. The total amount of the promissory note of $137,500 (including principal, interest and fees) will be paid on maturity date of March 2, 2027. At any time before full payment of the promissory note, the outstanding balance can be converted into common shares at conversion rate of greater of $0.02 or 60% of the volume weighted average price of the common shares for the ten trading days immediately preceding the conversion date. As of March 31, 2026, the loan outstanding was $137,500, with accrued interest of $1,025.

On March 4, 2026, the Company entered into a promissory note agreement with one subscriber to raise a net amount of $98,436, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $114,460, plus a one-time interest charge of 14% ($16,024), which accrues on the issuance of the promissory note, is unsecured and matures on January 15, 2027. The Company also agreed to an original issuance discount of $17,460. The total amount of the promissory note of $114,460 (including principal, interest and fees) will be repaid in ten payments each in the amount of $13,048.40, the first payment is due on April 15, 2026, with nine subsequent payments each month thereafter. There is a five-day grace period with respect to each payment. Upon the occurrence and during the continuation of any Event of Default, the promissory note shall become immediately due and payable for an amount equal to 200% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of the note to the date of payment plus (y) Default Interest. After any event of default, any outstanding and unpaid amount of the promissory note can be converted to common shares at conversion price calculated as 65% of the lowest trading price during the ten trade days prior to the conversion date. As of March 31, 2026, the loan balance outstanding was $114,460, with accrued interest of $16,024.

On March 5, 2026, the Company entered into a promissory note agreement with one subscriber to raise a net amount of $108,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $120,000, bears an interest rate of 12% per annum, is unsecured and matures on March 5, 2027. The Company also agreed to an original issuance discount of $12,000. The total amount of the promissory note of $120,000 (including principal, interest and fees) will be paid on maturity date of March 5, 2027. At any time after cash payment or the sixth monthly anniversary of the promissory note, the outstanding balance can be converted into common shares at conversion rate of 60% of the lowest trading price of the common shares for the twenty trading days immediately preceding the conversion date. As of March 31, 2026, the loan outstanding was $120,000, with accrued interest of $1,026.

On March 26, 2026, the Company entered into a promissory note agreement with one subscriber to raise a net amount of $108,000, pursuant to the terms and subject to the conditions of the unsecured promissory note issued to the subscriber. The promissory note is in the amount of $120,000, bears an interest rate of 6% per annum, is unsecured and matures on March 26, 2027. The Company also agreed to an original issuance discount of $12,000. The total amount of the promissory note of $120,000 (including principal, interest and fees) will be paid on maturity date of March 26, 2027. At any time after the sixth monthly anniversary, the outstanding balance can be converted into common shares at conversion rate of 60% of the lowest trading price of the common shares for the twenty trading days immediately preceding the conversion date. As of March 31, 2026, the loan outstanding was $120,000, with accrued interest of $99.

8. DERIVATIVE LIABILITIES

The Company has various convertible notes outstanding that requires derivative liability considerations for its conversion features.

The following table summarizes the changes in derivative liability:

Description	March 31, 2026	December 31, 2025
Derivative Liability beginning balance	$1,828,934	$40,941
Initial recognition of derivatives	1,163,259	2,214,428
Change in fair value	1,566,067	(385,493)
Settlements/conversions	(512,593)	(40,942)
Derivative Liability ending balance	$4,045,667	$1,828,934

During the three months ended March 31, 2026, the Company recognized a loss of $1,566,067 from increase in the fair value of its derivative liabilities, a loss of $597,259 from initial recognition of derivatives and gain of $ 512,593 on settlement of derivative liabilities. These losses are included in the consolidated statement of operations.

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

Input	March 31, 2026	December 31, 2025
Stock price	$0.030	$0.046
Exercise price (conversion price)	$0.0066 to $0.04	$0.0174 to 1.00
Risk-free interest rate	3.68%	3.48%
Expected term (years)	0.28 to 4.641	0.29 to 4.89
Expected volatility	190.91% to 271.79%	174.89% to 216.66%
Dividend yield	0%	0%

9. DEFERRED REVENUE

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

See table below for transactions that occurred during the three months ended March 31, 2026 and the year ended December 31, 2025:

	March 31, 2026	December 31, 2025
Opening	$83,333	$77,700
Transfers to deposits payable	-	(77,000)
Customer deposits received	-	500,000
Consulting fee earned	(83,333)	(416,667)
Total deferred revenue	$-	$83,333

10. COMMITMENTS AND CONTINGENCIES

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

Pledged Receivable

In 2019, the Company agreed to pledge the collections of a specific uncollected customer invoice in the amount of $752,500 as collateral for a loan made by LarCo Holdings, LLC (“LarCo”), an unrelated party, to a vendor of the Company (the “Vendor”) and a former executive. The Company subsequently executed acknowledgments in connection with amendments to the loan dated July 2, 2019, July 8, 2020, April 1, 2021, and April 17, 2023, each confirming the same conditional undertaking: should the Company collect on the pledged invoice, in whole or in part, it would remit the proceeds of that collection to LarCo to be applied against the vendor loan. The Company has never collected on the specified customer invoice, and no amount related to the invoice was included in gross accounts receivable at March 31, 2026 and December 31, 2025. The Company is party to litigation related to this arrangement, as described below.

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

Management has determined that a loss related to this matter is not probable and that the amount or range of any reasonably possible loss cannot be estimated at this time, principally because dispositive motions directed at the claims that would define any such range remain to be adjudicated and the damages theories asserted are disputed. Accordingly, no loss contingency has been recorded in respect of this matter as of March 31, 2026.

11. LEASE LIABILITY/RIGHT OF USE ASSET

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

Lease expense is recognized on a straight-line basis over the lease term. For the year ended March 31, 2026, total lease expense was approximately $82,723. The lease agreement also provides the Company with an option to purchase the leased property for $1,500,000 at any time within 18 months from the effective date of the lease, subject to providing 90 days’ notice and maintaining timely rent payments as defined in the lease.

The future minimum operating lease payments as of March 31, 2026, are as follows:

Year Ending December 31	Amount ($)
2026	103,500
2027	144,000
2028	84,000
Total Lease Payments	331,500
Less: Imputed Interest	(37,709)
Present Value of Lease Liability	293,791

12. RELATED PARTY TRANSACTIONS

On January 22, 2018, the Company appointed James Geiskopf as Lead Director. On June 28, 2024, James resigned from the Company’s Board of Directors. As of December 31, 2025 and March 31, 2026, the Company has accounts payable and accrued expenses owed to this related party of $99,244.

On April 1, 2021, the Company appointed Cameron Chell as Executive Chairman. On December 19, 2024, Cameron resigned from the Company’s Board of Directors. As of March 31, 2026 and December 31, 2025, the Company had accounts payable and accrued expenses owed to this related party of $130,032.

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

As of March 31, 2026 and December 31, 2025, the Company had recorded accounts payable and accrued expense balances in connection with BIG and Mr. Chell in the aggregate amount of $672,524, consisting of $542,492 recorded in respect of BIG and $130,032 recorded in respect of Mr. Chell in his former capacity as Executive Chairman.

The entire aggregate balance is currently disputed. Because Mr. Chell’s related-party status was not identified at the time the underlying obligations were incurred, both in his capacity as founder of BIG and in his capacity as Executive Chairman of the Company. The Company is unable to confirm that the recorded balances were properly authorized, appropriately valued, or incurred in accordance with the Company’s related-party transaction policies and applicable governance requirements. Accordingly, the amounts, if any, that may ultimately be determined to be due and owing to BIG or Mr. Chell are subject to ongoing review and negotiation between the parties, including consideration of the Company’s right to offset against such amounts any costs and damages incurred as a result of the failure to identify and disclose the related-party relationship at the time the obligations were incurred. Until these matters are resolved, the full recorded aggregate balance of $672,524 should be considered contingent and not an established obligation of the Company.

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. On March 5, 2025, Swapan resigned from the Company. As of March 31, 2026 and December 31, 2025, the Company had no accounts payable and accrued expenses owed to him.

On October 9, 2017, the Company signed an agreement with RTB LLP. a company owned by Swapan Kakumanu to provide accounting services. On December 31, 2024 the company owed a balance of $117,476 to RTB LLP. On August 15, 2025, the company settled this debt by the issuance of 1,174,760 shares at price of $0.04 per share, however these shares had not yet been issued, and accordingly, the balance owed was reclassified to the Stock subscription payable” account within stockholders’ equity and resulting in zero balance due at December 31, 2025 and March 31, 2026.

On August 1, 2022, the Company appointed Scott Gallagher as President. As of December 31, 2025 and 2024, the Company had accounts payable and accrued expenses owing to this related party of $79,402.

13. WARRANTS

A related party cancelled warrants outstanding during 2024. All warrants outstanding on December 31, 2025 and December 31, 2024, have strike prices denominated in USD and met the criteria of equity instruments, therefore no derivative accounting necessary to determine a fair value. The following table summarizes changes in warrant outstanding in each period:

	March 31, 2026	December 31, 2025
Outstanding at beginning of year	7,437,500	4,687,500
Issuances	-	2,750,000
Cancellations	-	-
Expirations	-	-
Outstanding at end of period	7,437,500	7,437,500
Weighted Average Price	$0.65	$0.52
Weighted Average Remaining Years Outstanding	0.41	0.66

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

On July 4, 2024 the Company converted $10,125 of debt into 3,164,063 shares of our common stock at a value of $.0032 per share of $.0057 per share. Upon conversion, there was no gain or loss recorded as the conversion was consummated under the terms of the original agreement.

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

On February 27, 2026, the Company converted $16,453 of debt into 739,160 shares of its common stock at a value of $0.044 per share. Upon conversion, there was no gain or loss recorded as the conversion was consummated under the terms of the original agreement.

On March 4, 2026, the Company converted $57,717 of debt into 2,772,229 shares of its common stock at a value of $0.054 per share. Upon conversion, there was no gain or loss recorded as the conversion was consummated under the terms of the original agreement.

On March 5, 2026, the Company converted $14,000 of debt into 615,385 shares of its common stock at a value of $0.042 per share. Upon conversion, there was no gain or loss recorded as the conversion was consummated under the terms of the original agreement.

On March 9, 2026, the Company converted $16,564 of debt into 728,088 shares of its common stock at a value of $0.035 per share. Upon conversion, there was no gain or loss recorded as the conversion was consummated under the terms of the original agreement.

On March 16, 2026, the Company converted $15,000 of debt into 923,077 shares of its common stock at a value of $0.027 per share. Upon conversion, there was no gain or loss recorded as the conversion was consummated under the terms of the original agreement.

On March 18, 2026, the Company converted $14,871 of debt into 994,733 shares of its common stock at a value of $0.025 per share. Upon conversion, there was no gain or loss recorded as the conversion was consummated under the terms of the original agreement.

On March 20, 2026, the Company converted $15,000 of debt into 1,131,222 shares of its common stock at a value of $0.033 per share. Upon conversion, there was no gain or loss recorded as the conversion was consummated under the terms of the original agreement.

On March 23, 2026, the Company converted $20,000 of debt into 1,771,824 shares of its common stock at a value of $0.025 per share. Upon conversion, there was no gain or loss recorded as the conversion was consummated under the terms of the original agreement.

On March 24, 2026, the Company converted $21,687 of debt into 1,508,296 shares of its common stock at a value of $0.025 per share. Upon conversion, there was no gain or loss recorded as the conversion was consummated under the terms of the original agreement.

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

On August 15, 2025, the Company and one of its vendors agreed to settle an outstanding payable of $100,000 through the issuance of common shares, however these shares have not yet been issued, and accordingly, the balance owed was reclassified to the Stock subscription payable” account within stockholders’ equity at December 31, 2025. Upon closing a gain on debt settlement of $34,000 was recorded.

On August 15, 2025, the Company and one of its vendors agreed to settle an outstanding payable of $117,476 through the issuance of common shares, however these shares have not yet been issued, and accordingly, the balance owed was reclassified to the Stock subscription payable” account within stockholders’ equity at December 31, 2025.

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

Refer to note 7 for the shares to be issued to the note holder in settlement of notes payable.

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

Stock-based compensation expense recognized for the three months ended March 31, 2026 was $12,764 (2025 - $24,378). Stock options granted are valued using a fair value calculation based on the Black-Scholes valuation model. The weighted average assumptions used in the calculation are as follows:

Year ended December 31, 2025
Share price	$0.012
Exercise price	$0.02
Time to maturity (years)	10
Risk-free interest rate	4.26%
Expected volatility	290.36%
Dividend per share	$0.00
Forfeiture rate	-

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2024	33,213,334	0.10	0.10	7.80
Granted	2,000,000	0.01	.02	9.27
Cancelled	-	-	-	-
Options outstanding, December 31, 2025	35,213,334	0.09	0.10	6.98
Options exercisable, December 31, 2025	33,129,998	0.09	0.10	6.96
Options outstanding, March 31, 2026	35,213,334	0.09	0.10	6.73
Options exercisable, March 31, 2026	33,129,998	0.09	0.10	6.71

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

16. INCOME TAXES

For all results of operations to date, there has been no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of March 31, 2026 and December 31, 2025, the Company had net operating loss carry forwards of approximately $7,258,057 and $6,611,460, respectively. The carry forwards expire through the year 2045. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, which reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. We used 21% as an effective federal rate, and 1.5% as an effective state rate. Tax computations are as follows:

	For the Three months Ended	For the Three months Ended
	March 31, 2026	March 31, 2025
Net income (loss) before taxes	$(2,437,157)	$(23,068)
Adjustments to arrive at taxable income/loss
Permanent differences:	12,764	24,378
Temporary differences:	1,566,067	-
Taxable income (loss)	(858,326)	1,310

Current Year Taxable income (loss)	(858,326)	1,310
NOL carried forward prior year (tax return)	(6,611,460)	(5,534,653)
NOL carried forward at period end	(7,469,786)	(5,533,343

Deferred Tax Asset - Federal Rate (21%)	180,248	275
Deferred Tax Asset - State Rate (1.5%)	12,875	20
Total Deferred Tax Asset	193,123	295

Valuation Allowance	(193,123)	(295)
Deferred tax per books	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities. The tax effect of significant components of the Company’s deferred tax assets at March 31, 2026 and March 31, 2025, are as above.

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

The following table sets forth a summary of the changes in non-controlling interest:

	March 31, 2026	December 31, 2025
Non-controlling interest beginning of the period	$(161,258)	$(161,258)
Non-controlling interest end of period	$(161,258)	$(161,258)

18. SUBSEQUENT EVENTS

On June 30th 2026, Braden Glasbergen resigned as the Company’s Chief Financial Officer, Treasurer and Secretary, effective immediately. Effective July 1, 2026, the Board of Directors appointed Scott Gallagher to serve as Interim Chief Financial Officer and W. Scott McBride to serve as Interim Treasurer and Secretary.

On April 21, 2026, the Company received a $50,000 payment from the client under its existing consulting agreement to renew the agreement for an additional one-year term. The agreement, originally effective March 1, 2025, permits the client to renew the engagement annually for a fee of $50,000. Under the agreement, the Company provides ongoing technical, operational and strategic consulting services related to the development and management of waste-to-energy facilities and related technologies.

The renewal payment was received after March 31, 2026 and, therefore, did not affect the Company’s financial statements for the three months ended March 31, 2026. The Company will account for the payment in accordance with ASC 606 and recognize the related revenue over the renewal term as the applicable consulting services are provided.

On May 14, 2026, May 26, 2026 and June 22, 2026, the Company entered into separate convertible promissory notes with an accredited investor and received proceeds of $50,000 under each note, for aggregate proceeds of $150,000. The notes bear interest at 10% per annum and mature on May 14, 2027, May 26, 2027 and June 22, 2027, respectively.

Each note may be repaid in cash for $55,000 or converted into shares of the Company’s common stock at a conversion price equal to the greater of: (i) $0.02 per share or (ii) 60% of the applicable volume-weighted average price. At maturity, each note may be extended for an additional one-year period upon payment of a $5,000 extension fee. The Company intends to use the proceeds for working capital and general corporate purposes. Because the notes were entered into after March 31, 2026, they did not affect the Company’s condensed consolidated financial statements for the three months ended March 31, 2026.

On May 19, 2026, the Company’s former independent registered public accounting firm notified the Company of its resignation. The resignation occurred after March 31, 2026 and, accordingly, did not affect the Company’s condensed consolidated financial statements for the three months ended March 31, 2026. The matters preceding the resignation principally involved differing views regarding the interpretation and presentation of certain legal-proceeding disclosures. The Company addressed those matters through analyses provided by its SEC disclosure counsel and litigation counsel. No material accounting error, illegal act or financial-statement disclosure deficiency requiring adjustment or corrective action was identified.

On May 28, 2026, following approval by the Audit Committee, the Company engaged M&K CPAS, PLLC (“M&K”) as its new independent registered public accounting firm. Under the engagement, M&K will audit the Company’s consolidated financial statements for the years ended December 31, 2025 and 2024 and review the Company’s unaudited quarterly financial information for the interim periods included in its 2026 quarterly reports.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding our business, customer prospects, or other factors that may affect future earnings or financial results that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to vary materially from those expressed in the forward-looking statements. Investors should read and understand the risk factors detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Annual Report”) and in other filings with the Securities and Exchange Commission.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. These risks include, among others: our proposed plan of operations; our financial and operating objectives and strategies to achieve them; the costs and timing of our services; our use of available funds; our capital and funding requirements; and our other financial or operating performances.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including our inability to efficiently manage our operations, general economic and business conditions, our negative operating cash flow, our ability to obtain additional financing, our ability to collect outstanding loans, increases in capital and operating costs, risks relating to regulatory changes or actions, and other risk factors discussed in our Annual Report on Form 10-K.

In this quarterly report, unless otherwise specified, all references to “shares” refer to shares of common stock in the capital of our company, and “we”, “us”, “the Company”, “our” and “Waste Energy” mean Waste Energy Corp. and its wholly-owned subsidiaries CurrencyWorks USA Inc., Energy Works, Inc. and EnderbyWorks LLC, and its 80% owned subsidiary Motoclub LLC, unless otherwise specified.

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

Results of Operations

Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025

Revenue

During the three months ended March 31, 2026 we recognized total revenue of $83,333 generated, coming from our waste conversion business, for the period ending March 31,2026 revenue was generated from consulting services for our waste conversion business. We recognized total revenue of $41,667 for the three months ended March 31, 2025, coming from consulting services.

Operating Expenses

We incurred general and administrative expenses of $ 365,839 and $46,858 for the three months ended March 31, 2026 and 2025, respectively, representing an increase of $318,981 between the two periods. These expenses consisted primarily of stock-based compensation, consulting fees, professional fees, and other general and administrative costs. The increase is a result of increased business development costs associated with the build out of our Midland waste conversion business.

Net Profit (Loss) from Operations

We incurred net loss from operations of $312,506 and $5,191 for the three months ended March 31, 2026 and 2025, respectively, representing an increase in our net loss of $307,315, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Other Income (Expense)

Other Expense was $2,124,651 compared to $17,877 for the three months ended March 31, 2026 and 2025, resulting in an increase of $2,106,774 for the period ended March 31,2026. The increase in expenses was a result of increased financing activities related to the build out of our Midland waste conversion business and loss on change in fair value of derivatives and loss on new and settled derivatives liabilties during the three months ended March 31, 2026.

Net and Comprehensive Profit (Loss)

Net loss attributable to Waste Energy was $2,437,157 compared to a net loss of $23,068 for the three months ended March 31, 2026 and 2025, respectively, representing an increase in net loss of $2,414,089. This is primarily attributable to the factors discussed above under the headings “Operating Expenses” and “Other Income (Expense) relating to increased development and financing activities related to the build out of the Midland waste conversion business.

Liquidity and Capital Resources

Working Capital

	As at March 31, 2026	As at December 31, 2025
Current Assets	$98,908	$99,744
Current Liabilities	(6,831,105)	(4,597,087)
Working Capital (Deficit)	$(6,732,197)	$(4,497,343)

Current Assets

Current assets on March 31, 2026, were comprised of cash and cash equivalents of $67,408, prepaid rent of $12,000, security deposit of $12,000 and accounts receivable net of $7,500.

Current assets on December 30, 2025, were comprised of cash and cash equivalents of $68,244, prepaid rent of $12,000, security deposit of $12,000 and accounts receivable net of $7,500.

Current Liabilities

On March 31, 2026, current liabilities were comprised of accounts payable and accrued expenses of $1,534,406 (related and unrelated parties), notes payable of $117,000, convertible notes payable $916,832, derivative liability of $4,045,667, current portion of lease liability of $139,500 and deposits payable of $77,700.

On December 31, 2025, current liabilities were comprised of accounts payable and accrued expenses of $1,497,767 (related and unrelated parties), notes payable $117,000, convertible notes payable $857,353, derivative liability of $1,828,934, and deferred revenue of $83,333.

Cash Flow

	Three months ended March 31, 2026	Three months ended March 31, 2025
Net cash provided from (used in) operating activities	$(373,040)	$339,619
Net cash used in investing activities	-	(310,000)
Net cash provided by financing activities	372,206	34,005
Net changes in cash and cash equivalents	$(834)	$63,624

Operating Activities

Net cash used by operating activities was $373,040 for the three-month period ended March 31, 2026, compared to net cash used of $339,619 for the three-month period ended March 31, 2025, representing a decrease of $712,659. This decrease was primarily due to a $516,666 year over year decrease in deferred revenue and timing of settlement of accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities was $nil for the three-month period ended March 31, 2026, compared to $310,000 for the same period in 2025, a decrease of $310,000. This decrease was primarily attributable to payments made to acquire a waste-to-energy machine during the three months ended March 31, 2025.

Financing Activities

Net cash provided by financing activities was $372,206 for the three months ended March 31, 2026, compared to $34,005 for the three months ended March 31, 2025, representing an increase of $338,201. The increase was primarily due to the Company proceeds from convertible notes during the three months ended March 31, 2026.

Cash Requirements

We expect that we will require between $750,000 and $900,000, including our current working capital, to fund our operating expenditures for the next twelve months. Our estimated general and administrative expenses for the next 12 months are comprised of: consulting fees, accounting services, board of directors and advisory board fees, investor relations consultants, public relations and marketing consultants, legal and professional fees (including auditing fees), insurance, marketing and advertising expenses, trade shows, travel expenses, and office rent and miscellaneous office expenses.

We will require additional cash resources to meet our planned capital expenditures and working capital requirements for the next 12 months. We expect to derive such cash through the sale of equity or debt securities or by obtaining a credit facility. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in debt service obligations, which could cause additional dilution to our stockholders, and could require us to agree to financial covenants that could restrict our operations or modify our plans to source new business opportunities. Financing may not be available for amounts at terms acceptable to us, if at all. Failure to raise additional funds could cause our company to fail.

Going Concern

The accompanying condensed interim consolidated financial statements have been prepared on a going concern basis. On a consolidated basis, the Company has incurred significant operating losses since its inception. For the period ended March 31, 2026 and 2025, the Company incurred net loss of $2,437,157 and $23,068, respectively. On March 31, 2026 and December 31, 2025, the Company has an accumulated deficit of $53,472,381 and $51,035,224, negative working capital of $6,732,197 and $4,497,343, respectively, and cash balances of $67,408 and $68,244, respectively. Further losses are anticipated as the Company pursues business opportunities, raising substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our principal executive officer, who is our president, and our principal financial officer, who is our interim chief financial officer, are responsible for establishing and maintaining disclosure controls and procedures for our company.

Our management conducted an evaluation, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that as of March 31, 2026 that the controls were ineffective.

Changes in Internal Control over Financial Reporting

There were personnel changes only and no other changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended March 31, 2026, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)
3.4	Articles of Merger dated effective September 3, 2019 (incorporated by reference from our Current Report on Form 8-K, filed on September 9, 2019)
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
3.6	Amended and Restated Bylaws (incorporated by reference from our Annual Report on Form 10-K, filed on April 15, 2022)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)
10.13	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.14	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)

Exhibit Number	Description

10.15	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.16	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)
10.18	Loan Agreement dated November 20, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)
10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.21	Business Services Agreement dated effective December 29, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 24, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24	Offer Letter dated January 22, 2018 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.25	Offer Letter dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.26	2017 Equity Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.27	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.28	Stock Option Agreement dated October 15, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.29	Stock Option Agreement dated October 15, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.30	Stock Option Agreement dated October 15, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.31	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.32	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.33	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.34	Indemnification Agreement dated December 20, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.35	Indemnification Agreement dated December 20, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.36	Indemnification Agreement dated December 20, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.37	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.38	Offer Letter dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)

Exhibit Number	Description

10.39	Stock Option Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.40	Indemnification Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.41	Offer Letter dated June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.42	Stock Option Agreement dated June 7, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.43	Indemnification Agreement June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.44	Amendment Agreement dated effective as of June 25, 2018 to Business Services Agreement dated October 18, 2017 with Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 29, 2018)
10.45	Loan Agreement dated July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.46	Corporate Guaranty dated July 9, 2018 by Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.47	Amendment No. 2 to Business Services Agreement dated as of July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.48	Loan Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.49	Corporate Guaranty entered into as of August 29, 2018 by Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.50	Security Agreement entered into as of August 29, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.51	Security Assignment Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.52	Master Services Agreement dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.53	Software Services Statement of Work dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.54	Amendment No. 3 to Business Services Agreement dated as of October 29, 2018 with Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on October 31, 2018)
10.55	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.56	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.57	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.58	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.59	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.60	2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)

Exhibit Number	Description

10.61	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 29, 2018)
10.62	Amendment to Independent Consultant Agreement dated December 4, 2018 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2018)
10.63	Master Services Agreement dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.64	Software Services Statement of Work dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.65	Stock Option Agreement dated October 15, 2017 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.66	Stock Option Agreement dated June 8, 2018 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.67	Independent Consultant Agreement dated effective December 4, 2018 with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.68	Indemnification Agreement with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.69	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2019)
10.70	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017 between CurrencyWorks Inc. and Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.71	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated January 22, 2018 between CurrencyWorks Inc. and James P. Geiskopf (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.72	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated February 9, 2018 between CurrencyWorks Inc. and Edmund C. Moy (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.73	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated May 17, 2018 between CurrencyWorks Inc. and James Carter (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.74	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated June 22, 2018 between CurrencyWorks Inc. and Alphonso Jackson (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.75	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017, as amended on November 30, 2018 and July 1, 2019 between CurrencyWorks Inc. and Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.76	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Business Services Agreement dated effective October 18, 2017 as amended on June 26, 2018 between CurrencyWorks Inc. and Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.77	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective December 4, 2018 between CurrencyWorks Inc. and Swapan Kakumanu (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.78	Amendment to Loan Agreement and Termination of Business Services Agreement dated February 7, 2020 with Ryde GmbH and Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 12, 2020)
10.79	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2020)

Exhibit Number	Description

10.80	Business Services Agreement with Business Instincts Group Inc. dated December 10, 2020 (incorporated by reference from our Current Report on Form 8-K, filed on December 11, 2020)
10.81	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2021)
10.82	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 11, 2021)
10.83	Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2021)
10.84	Amended 2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
10.85	Limited Liability Company Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.86	LLC Member Services Master Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.87	Technology Operating and License Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.88	Secured Promissory Note dated July 6, 2021with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.89	Security Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.90	Distribution License Agreement dated July 6, 2021 with EnderbyWorks, LLC and 92 Films, LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.91	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.92	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.93	Engagement Letter dated June 15, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.94	Amendment to Engagement Letter dated July 10, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.95	Business Combination Agreement among VON Acquisition Inc., sBetOne, Inc., VON Acquisition Merger Sub Inc., Limitless III Inc., VON Acquisition Corp. and VON Bismark Limited.(incorporated by reference from our current report on Form 8-K, filed on August 18, 2021)
10.96	Services Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.97	Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.98	General Security Agreement with Fogdog Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.99	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.100	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.101	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2021)
10.102	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.103	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.104	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 31, 2022)
10.105	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)

Exhibit Number	Description

10.106	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)
10.107	Independent Consultant Agreement dated effective September 7, 2022 with Scott Gallagher (incorporated by reference from our Form 10-K, filed on March 21, 2023)
10.108	Amendment #1 dated March 15, 2023 to Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021 (incorporated by reference from our Form 10-K, filed on March 21, 2023)
10.109	Amendment #1 dated March 15, 2023 to Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Form 10-K, filed on March 21, 2023)
10.110	Asset Purchase Agreement dated June 16, 2023 with Apex VR Holdings, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 23, 2023)
10.111	Amended Equity Incentive Plan (incorporated by reference from our current report on Form 8-K, filed on June 30, 2023)
10.112	Business Development Service Agreement dated August 24, 2023 with GSD Group, LLC (incorporated by reference from our current report on Form 8-K filed on August 29, 2023)
10.113	Amendment # 2 dated April 10, 2024 to Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021(incorporated by reference from our Form 10-K, filed on April 16, 2024)
(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

WASTE ENERGY CORP.

/s/ Scott Gallagher
Scott Gallagher
Interim Chief Financial Officer
(Duly Authorized Officer)
Dated: July 14th, 2026

