Form 10-Q
period 2026-06-30
WASTE ENERGY CORP.
filed 2026-08-14
CIK 1515139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2026, 192,326,122 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the three and six months ended June 30, 2026 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading.

Waste Energy Corp.

Condensed Consolidated Balance Sheets

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$26,422	$68,244
Accounts receivable, net	17,500	7,500
Prepaid expenses	12,000	12,000
Security deposit	12,000	12,000
Total Current Assets	67,922	99,744
Long-Term Assets
Right-of-use asset	219,132	272,797
Property, plant and equipment / Capital investment	764,326	653,250
Total Long-Term Assets	983,458	926,047
Total Assets	$1,051,380	$1,025,791
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$709,279	$646,597
Accounts payable and accrued expenses, related party	851,170	851,170
Deferred revenue	37,500	83,333
Deposits payable	77,700	77,700
Lease liability	139,500	135,000
Notes payable – in default	117,000	117,000
Derivatives liability	2,045,395	1,828,934
Convertible notes payable – other	1,084,179	857,353
Total Current Liabilities	5,061,723	4,597,087
Non-current Liabilities
Lease liabilities	122,075	170,878
Total Non-current Liabilities	122,075	170,878
Total Liabilities	5,183,798	4,767,965
Commitments and Contingencies	-	-
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 400,000,000 shares authorized; 149,220,840 and 138,036,826 shares issued and outstanding as at June 30, 2026 and December 31, 2025, respectively	149,221	138,037
Additional paid-in-capital	47,132,761	46,943,795
Stock subscriptions payable	372,476	372,476
Accumulated deficit	(51,625,618)	(51,035,224)
Total Waste Energy Stockholders’ Equity (Deficit)	(3,971,160)	(3,580,916)
Non-controlling interest	(161,258)	(161,258)
Total Stockholders’ Equity (Deficit)	(4,132,418)	(3,742,174)
Total Liabilities and Stockholders’ Equity	$1,051,380	$1,025,791

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Revenues
Consulting services	$12,500	$125,000	$95,833	$166,667
Recyclable material intake	10,000	-	10,000	-
Total revenues	22,500	125,000	105,833	166,667
Cost of goods sold	-	-	30,000	-
Gross margin	22,500	125,000	75,833	166,667
Operating expenses
General and administrative expenses	60,473	82,252	426,312	129,111
Service costs	-	-	-	-
Total operating expenses	60,473	82,252	426,312	129,111
Net income (loss) from operations	(37,973)	42,748	(350,479)	37,556
Other income (expense)
Interest expense and charges - note payable	(265,535)	(21,199)	(739,453)	(39,076)
Change in fair value of derivative liability	2,019,659	(1,560,506)	453,592	(1,560,506)
Gain (loss) on new derivatives	(466,647)	-	(466,647)	-
Gain (loss) on settled derivatives	597,259	-	512,593	-
Net other income (loss)	1,884,736	(1,581,705)	(239,915)	(1,599,582)
Provision for taxes	-	-	-	-
Net income (loss)	$1,846,763	$(1,538,957)	$(590,394)	$(1,562,024)
Net profit (loss) from non-controlling interest	-	-	-	-
Net income (loss) attributable to Waste Energy	$1,846,763	$(1,538,957)	$(590,394)	$(1,562,024)
Income (loss) per common share – Basic and diluted	$0.01	$(0.01)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding, basic	160,510,600	138,036,826	156,023,936	136,130,129
Weighted average number of common shares outstanding, diluted	254,541,716	138,036,826	156,023,936	136,130,129

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Operating activities
Net income (loss) for the period	$(590,394)	$(1,562,024)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	19,449	39,794
Stock-based compensation and forfeitures, related party	1,407	-
Change in fair value of derivative liability	(453,592)	1,560,506
Gain on new derivatives	466,647	-
Loss on settled derivatives	(512,593)	-
Non-cash interest	704,049	12,673
Changes in operating assets and liabilities
Accounts receivable	(10,000)
Accounts payable and accrued expenses	25,692	18,843
Accrued interest on convertible notes payable	-	18,952
Accounts payable and accrued expenses, related party	-	(160,769)
Lease liability	9,362	-
Deferred revenue	(45,833)	333,333
Net cash from (used in) operating activities	(385,806)	261,307
Investing activities
Capital advance	$(111,076)	$(468,048)
Net cash used in investing activities	(111,076)	(468,048)
Financing activities
Proceeds from the stock to be issued	-	150,000
Proceeds from issuance of convertible note	716,000	225,000
Payments made on nots payable and convertible note	(260,940)	(78,022)
Net cash provided by financing activities	455,060	296,978
Net changes in cash and equivalents	(41,822)	90,237
Cash and equivalents at beginning of the period	68,244	682
Cash and equivalents at end of the period	$26,422	$90,919

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited) (cont’d)

SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash paid in interest	$19,124	$11,466
Cash paid for income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability discount	$716,000	$189,000
Full conversion of convertible note payable to common stock of WEC - $96k loan, $43,200 converted	$-	$43,200
Conversion of convertible notes payable to common stock of WEC - $123,050 loan	$27,563	$-
Conversion of convertible note payable to common stock of WEC - $95,120 loan maturity date	$26,872	$-
Conversion of convertible note payable to common stock of WEC - $95,120 loan	$32,000	$-
Partial conversion of convertible note payable to common stock of WEC - $150,000 loan	$92,859	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

	Common Stock Number of Shares (#)	Common Stock Dollar Amount ($)	Additional Paid-in Capital ($)	Stock Subscriptions Payable ($)	Accumulated Deficit ($)	Non- Controlling Interest ($)	Total Shareholders’ Equity (Deficit) ($)
Balance, December 31, 2024	128,064,469	128,065	46,820,921	-	(49,958,417)	(161,258)	(3,170,689)
Stock based compensation	-	-	24,378	-	-	-	24,378
Share issuance on conversion of note payable	9,972,357	9,972	33,228	-	-	-	43,200
Private placement for cash - to be issued	-	-	-	50,000	-	-	50,000
Net loss for the period	-	-	-	-	(23,068)	-	(23,068)
Balance, March 31, 2025	138,036,826	138,037	46,878,527	50,000	(49,981,485)	(161,258)	(3,076,179)
Stock based compensation	-	-	15,416	-	-	-	15,416
Private placement for cash - to be issued	-	-	-	100,000	-	-	100,000
Net loss for the period	-	-	-	-	(1,538,957)	-	(1,538,957)
Balance, June 30, 2025	138,036,826	138,037	46,893,943	150,000	(51,520,441)	(161,258)	(4,499,720)

Balance, December 31, 2025	138,036,826	138,037	46,943,795	372,476	(51,035,224)	(161,258)	(3,742,174)
Stock based compensation	-	-	11,708	-	-	-	11,708
Stock-based compensation, related party	-	-	1,056	-	-	-	1,056
Share issuance on conversion of convertible loan	11,184,014	11,184	168,110	-	-	-	179,294
Net loss for the period	-	-	-	-	(2,437,157)	-	(2,437,157)
Balance, March 31, 2026	149,220,840	149,221	47,124,669	372,476	(53,472,381)	(161,258)	(5,987,273)
Stock based compensation	-	-	7,741	-	-	-	7,741
Stock-based compensation, related party	-	-	351	-	-	-	351
Net income for the period	-	-	-	-	1,846,763	-	1,846,763
Balance, June 30, 2026	149,220,840	149,221	47,132,761	372,476	(51,625,618)	(161,258)	(4,132,418)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Waste Energy Corp.

Notes to Unaudited Condensed Interim Consolidated Financial Statements

As at and for the three and six months ended June 30, 2026 and 2025

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

On September 6, 2024, the Company changed its name from MetaWorks Platforms, Inc. to Waste Energy Corp.

Going Concern

The accompanying condensed interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On a consolidated basis, the Company has incurred significant operating losses since its inception. For the six months ended June 30, 2026 and 2025, the Company incurred losses of $590,394 and $1,562,024, respectively. On June 30, 2026 and December 31, 2025, the Company has an accumulated deficit of $51,625,618 and $51,035,224, negative working capital of $4,993,801 and $4,497,343, respectively, and cash balances of $26,422 and $68,244, respectively. Further losses are anticipated as the Company pursues business opportunities, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profits, adequate cash flows and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from third parties, related party debt and proceeds from the issuance of stock. There are no assurances that the Company will be able to secure funding on terms that are acceptable to the Company or at all.

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

Segment Reporting

The Company uses the “management approach” to identify its reportable segments. Under this approach, the Company has determined that it operates through two reportable segments: the Holding Segment (corporate functions, finance, legal, human resources, executive management, and parent-level financing activities); the Renewable Energy Consulting Segment (advisory and implementation services related to clean energy solutions); the Recyclable Material Intake Segment (collection and processing of recyclable materials, including waste tires); and Discontinued Operations (operations that no longer meet the criteria for continuing operations).

Segmented Information – Statements of Operations

Six months ended June 30, 2026	Holding Segment	Waste Conversion Segment	Total
Revenue and other income:
Revenue	$-	$105,833	$105,833
Cost of sales	-	30,000	30,000
	-	75,833	75,833
Expenses
Advertising & marketing	43,659	-	43,659
Consulting fees	186,342	-	186,342
Professional fees	57,014	-	57,014
Other general and administrative expenses	139,297	-	139,297
Change in derivative liability	(499,538)	-	(499,538)
Interest expense and charges - note payable	739,453	-	739,453
Net income (loss) before income taxes	$(666,227)	$75,833	$(590,394)

Six months ended June 30, 2025	Holding Segment	Waste Conversion Segment	Total
Revenue and other income:
Revenue	$-	$166,667	$166,667
Cost of sales	-	-	-
	-	166,667	166,667
Expenses
Stock based compensation (related and non-related party)	39,794	-	39,794
Professional fees	25,878	-	25,878
Other general and administrative expenses	63,439	-	63,439
Change in derivative liability	1,560,506	-	1,560,506
Interest expense and charges - note payable	39,076	-	39,076
Net income (loss) before income taxes	$(1,728,693)	$166,667	$(1,562,024)

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

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2025, and prior. Based on the evaluation of the 2026 transactions and events, the Company does not believe it has any material uncertain tax positions that require measurement.

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

Accounts receivable primarily consists of amounts due from customers for prior movie distribution rights and recyclable material intake and are reported at their net realizable value. From management’s best estimate, there is no allowance for doubtful accounts on June 30, 2026 and December 31, 2025. Management individually reviews accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that may not be collected and would directly write off these balances.

Allowance for Credit Losses

The Company estimates its allowance for credit losses using the Current Expected Credit Loss (CECL) model under ASC 326. The CECL model requires recognition of expected credit losses over the contractual life of financial assets held at the reporting date, considering historical experience, current conditions, and reasonable and supportable forecasts. Financial assets subject to CECL include trade receivables, notes receivable, and held-to-maturity debt securities. The Company groups financial assets based on shared risk characteristics and evaluates them collectively. Management reviews the adequacy of the allowance at each reporting period and updates estimates as appropriate. Changes in estimates are recorded in the income statement as a component of credit loss expense.

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

On June 30, 2026 the Company had convertible debt outstanding convertible to 99,074,301 shares of common stock, warrants exercisable to 7,437,500 shares of common stock and stock options exercisable to 32,129,998 shares of common stock. On December 31, 2025 the Company had convertible debt outstanding, warrants exercisable to 7,437,500 shares of common stock and stock options exercisable to 32,129,998 shares of common stock. For both periods the effect of exercisable options and warrants is anti-dilutive and they have been excluded from dilutive EPS.

Stock-Based Compensation

The Company has adopted FASB guidance on stock-based compensation. Under ASC 718-10-30-2 Stock Compensation, all share-based payments to employees, including grants of employee stock options, are to be recognized in the consolidated statements of operations based on their fair values. The fair value of the options is calculated using the Black Scholes valuation model (Note 15). Forfeitures of options are recognized as they occur.

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

When determining fair value, whenever possible, the Company uses observable market data and relies on unobservable inputs only when observable market data is not available. As at June 30, 2026 and December 31, 2025, the Company did not have any level 1 or 2 financial instruments. As at June 30, 2026 and December 31, 2025, the Company’s level 3 financial instruments were derivative liabilities for warrants issued and outstanding that were not indexed to the Company’s stock, notes payable and notes receivable valued at their present values and equity investments in other entities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at June 30, 2026.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Notes payable	-	-	$117,000
Derivative liability	-	-	$2,045,395
Convertible note payable	-	-	$1,084,179

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at December 31, 2025.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Notes payable	-	-	$117,000
Derivatives liability	-	-	$1,828,934
Convertible note payable	-	-	$857,353

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

Disaggregated Revenue Disclosure

The Company’s customers or sources of revenue generation were only in the United States during the six months ended June 30, 2026. Below is a table of revenue by type:

Revenue Type	June 30, 2026	June 30, 2025
Renewable consulting revenue	$95,833	$166,667
Recyclable Material intake revenue	10,000	-
	$105,833	$166,667

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

3. CONCENTRATION AND CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist of cash. Cash is maintained with a major financial institution in the USA that is creditworthy. The Company maintains cash in bank accounts insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”). On June 30, 2026 and on December 31, 2025, no cash balances were in excess of federally insured limits.

During the six months ended June 30, 2026, total consulting revenue was generated from two customers and amounted to $105,833. During the six months ended June 30, 2025, one customer made up 10% or more of total revenue; their balance amounted to $166,667 from consulting services.

4. ACCOUNTS RECEIVABLE

As of June 30, 2026 and December 31, 2025, the Company had accounts receivables of $17,500 and $7,500, respectively. Receivables consist of revenues generated through recyclable material intake and consulting revenue.

Accounts Receivable	June 30, 2026	December 31, 2025
Accounts receivable beginning balance	$7,500	$35,000
Billings	60,000	7,500
Allowance for uncollectable debt	-	(35,000)
Collections	(50,000)	-
Accounts receivable ending balance	$17,500	$7,500

5. CAPITAL ADVANCE / PROPERTY, PLANT AND EQUIPMENT

During the six months ended June 30, 2026, the remaining equipment components cleared U.S. Customs and were delivered to the Company’s Midland facility. Upon delivery and transfer of custody to the Company, the related capital advances were reclassified to property, plant and equipment. As of June 30, 2026, had not yet been placed in service. Depreciation will commence in accordance with the Company’s fixed-asset depreciation policy when the equipment is installed and available for its intended use.

6. NOTES RECEIVABLE – RELATED PARTY

	June 30, 2026	December 31, 2025
Notes receivable - Enderby – current portion	$2,426,286	$2,426,286
Allowance for doubtful accounts, Enderby	(2,426,286)	(2,426,286)
Notes receivable, Enderby – net	$-	$-

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

On March 15, 2023, the Company signed an agreement with its partner in the jointly-owned subsidiary EnderbyWorks to become the 100% owner of the entity. Enderby Entertainment exchanged its 49% interest in EnderbyWorks to the corporation for forgiveness of outstanding payables amounting to $190,147 and the assumption of the secured promissory note of $1,828,000 due to the Company by Enderby Entertainment Inc. This note receivable had an annual interest rate of 8% due and was payable on July 6, 2024. On September 30, 2024, the note is in default and now accrues interest at rate of 18% per annum. There is also a royalty clause on the existing assets that EnderbyWorks will pay Enderby Entertainment 50% of the first $6,000,000 in net revenue, if revenue is earned by EnderbyWorks in the future. The note is deemed potentially non-collectible. In 2023, an allowance for potential non-collections was allocated to the note, resulting in a net realizable value of zero and an impairment loss of $2,097,542 was incurred. An additional allowance of $246,105 was incurred for the year ended December 31, 2025, and $82,937 was created for the year ended December 31, 2024. As of June 30, 2026, the allowance for credit losses on notes receivables is $2,426,286.

7. LOAN PAYABLES

Notes Payable

On June 14, 2022, the Company issued a promissory note payable for $117,000 (“Note A”). The promissory note is unsecured, payable on demand, and was set to mature on August 13, 2022. The promissory note bore interest at a rate per annum equal to the Bank of Canada’s Prime rate and has a one-time interest charge of $14,011. On August 9, 2022, a promissory note extension was signed, extending the maturity date of the note payable to February 14, 2023. The note requires monthly payment of $13,077 over 10 months. On January 31, 2023, the Company signed an amendment to extend the maturity date of the loan to February 14, 2024 at an interest rate equal to the Bank of Canada’s Prime rate plus 3%. The Principal balance owed on June 30, 2026 and December 31, 2025 is $117,000. Accrued interest on this loan is $34,713 and $31,957 on June 30, 2026 and December 31, 2025 respectively. The note went into default during 2024, and management is currently negotiating an extension with the loan holder.

Convertible Notes Payable

On June 16, 2023, Waste Energy acquired software, including a Web3 business metaverse platform, Chat GPT-powered AI avatar technology, and domain portfolio, including UtopiaVR.com. Consideration for the acquisition of the assets included: (i) the issuance of 7,000,000 shares of common stock of the Company; (ii) the issuance of a convertible promissory note in the principal amount of $700,000, which matured on July 5, 2024 and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of $0.10 per Share; and (iii) the issuance of a convertible promissory note in the principal amount of $154,250, which matured on July 5, 2024, and is convertible into Shares after the date that is six (6) months after the date of issuance at a conversion price of $0.10 per Share. On December 31, 2024 the balance owed to the software developer was $854,000. These notes were non-interest-bearing. On August 15, 2025, the Company settled a note payable to one of its principal shareholders through the issuance of common shares valued at $66,000, resulting in a gain on debt settlement of $788,250. As of December 31, 2025, the shares had not yet been issued, and the amount has been recorded as stock subscription payable within the equity section of the balance sheet. The Company is obligated to issue 2,000,000 common shares to settle the debt.

On June 11, 2024, the Company entered into a Convertible Loan Agreement (the “Agreement”) with a holder for a principal amount of $375,000. The Agreement bears interest at 10% per annum and was originally scheduled to mature on June 11, 2025. Under the terms of the Agreement, in the event of default, the outstanding balance would become immediately due and payable, and the holder would have the right to convert all or any portion of the unpaid principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.025 per share. On June 5, 2025, the Company received an additional $50,000 under the existing Agreement, increasing total proceeds to $425,000. Following the original lender’s death in quarter 3, the lender’s spouse assumed his rights and obligations under the Agreement. On July 10, 2025, the spouse executed an amendment to the Convertible Loan Agreement, extended the maturity date to July 10, 2026, and the Company received an additional $100,000 under the amended Agreement increasing the total principal amount to $600,000, and revising the conversion price to $0.20 per share. On October 21, 2025 the company received an additional $50,000 and on December 10, 2025 an additional $75,000 was received. As of June 30, 2026 and December 31, 2025, the outstanding principal was $650,000 and $650,000 and accrued interest totaled $100,356 and $68,123 respectively. Subsequent tot June 30, 2062, (see Note 18), this note was extended to mature on July 10, 2027.

On June 09, 2025, the Company entered into a promissory note agreement with one subscriber to raise a net amount of $107,000. The promissory note is in the amount of $123,050, plus a one-time interest charge of 12% ($14,766), is unsecured and matured on April 15, 2026. During the three months ended March 31, 2026, the Company repaid $27,563 of the outstanding balance and settled the remaining balance of $27,563 with issuance of 1,343,473 shares for fair value of $51,329.

On June 26, 2025, the Company entered into a promissory note agreement with one subscriber to raise a net amount of $75,000. The promissory note is in the amount of $95,120, plus a one-time interest charge of 13% ($12,365), is unsecured and matured on April 30, 2026. During the three months ended March 31, 2026, the Company repaid $24,501 of the outstanding balance and settled the remaining balance of $26,872 with issuance of 1,917,810 shares for fair value of $49,791.

On August 27, 2025, the Company entered into a promissory note agreement with one subscriber to raise a net amount of $75,000. The promissory note is in the amount of $95,120, plus a one-time interest charge of 13% ($12,365), is unsecured and matured on June 30, 2026. During the three months ended March 31, 2026, the Company repaid $75,485 of the outstanding balance and settled the remaining balance of $32,000 with issuance of 2,903,046 shares for fair value of $81,625.

On August 26, 2025, the Company issued a $150,000 convertible redeemable note to a subscriber, bearing interest at 6% per annum and maturing on August 26, 2026. The note included an original issue discount of $15,000, resulting in net proceeds of $135,000. Beginning six months after issuance, the Holder may convert all or part of the outstanding balance into common stock at 60% of the lowest trading price of the shares during the twenty trading days preceding conversion. During the three months ended March 31, 2026, the Company settled $90,000 of the outstanding balance with issuance of 5,019,685 shares for fair value of $219,930. As of June 30, 2026 and December 31, 2025, the outstanding principal balance under the note was $60,000 and $150,000, and accrued interest totaled $7,996 and $3,132 respectively.

On November 7, 2025, the Company issued a $120,000 convertible redeemable note to the Holder, bearing interest at 6% per annum and maturing on November 7, 2026. The note included an original issue discount of $17,000, resulting in net proceeds of $103,000. Beginning six months after issuance, the Holder may convert all or part of the outstanding balance into common stock at 60% of the lowest trading price of the shares during the twenty trading days preceding conversion. As of June 30, 2026 and December 31, 2025, the outstanding principal balance under the note was $120,000 and $120,000, and accrued interest totaled $8,931 and $1,065 respectively.

On November 19, 2025, the Company issued a $110,000 convertible redeemable note to the Holder, plus one-time interest charge of 12% ($13,200), maturing November 19, 2026. The note included an original issue discount of $10,000, resulting in net proceeds of $81,000. On December 27, 2025 a payment on principal was made for $12,000 as per the terms of the agreement. The Company repaid $36,000 during the three months ended March 31, 2026. As of June 30, 2026 and December 31, 2025, the outstanding principal balance under the note was $74,000 and $110,000 respectively, and accrued interest totaled $12,783 and $1,200 respectively.

On November 20, 2025, the Company issued a $110,000 convertible redeemable note to the Holder, plus one-time interest charge of 8% ($8,800), maturing November 20, 2026. The note included an original issue discount of $13,500, resulting in net proceeds of $96,500. As of June 30, 2026 and December 31, 2025, the outstanding principal balance under the note was $110,000 and $110,000 respectively, and accrued interest totaled $11,912 and $8,800 respectively.

On December 15, 2025, the Company issued a $140,000 convertible redeemable note to the Holder, plus one-time interest charge of 10% ($14,000), maturing December 15, 2026. The note included an original issue discount of $15,000, resulting in net proceeds of $125,000. The Company repaid $42,000 during the three months ended March 31, 2026. As of June 30, 2026 and December 31, 2025, the outstanding principal balance under the note was $70,000 and $140,000, and accrued interest totaled $18,612 and $14,000 respectively.

On January 14, 2026, the Company entered into a promissory note agreement with one subscriber to raise a net amount of $73,000. The promissory note is in the amount of $80,000 bearing interest at 12% per annum, is unsecured and matures on January 14, 2027. The Company also agreed to an original issuance discount of $7,000. The total amount of the promissory note will be repaid in six installments, the first payment due on July 15, 2026 for $14,933, with five subsequent payments of $14,933 each month thereafter. At and after any event of default, any outstanding and unpaid amount of the promissory note can be converted to common shares at conversion price calculated as 65% of the lowest trading price during the fifteen trade days prior to the conversion date. As of June 30, 2026, the loan principal balance outstanding was $80,000, with accrued interest of $3,806.

On February 3, 2026, the Company entered into a promissory note agreement with one subscriber to raise a net amount of $82,000. The promissory note is in the amount of $95,120, plus a one-time interest charge of 13% ($12,365), is unsecured and matures on December 15, 2026. The Company also agreed to an original issuance discount of $13,120. The first payment is due on August 15, 2026 for $53,742.50, with four subsequent payments of $13,435.61 each month thereafter. After any event of default, any outstanding and unpaid amount of the promissory note can be converted to common shares at conversion price calculated as 65% of the lowest trading price during the ten trade days prior to the conversion date. As of June 30, 2026, the loan principal balance outstanding was $95,120, with accrued interest of $nil.

On March 2, 2026, the Company entered into a promissory note agreement with one subscriber to raise a net amount of $125,000. The promissory note is in the amount of $137,500 bearing an interest at 10% per annum, is unsecured and matures on March 2, 2027. The Company also agreed to an original issuance discount of $12,500. At any time before full payment of the promissory note, the outstanding balance can be converted into common shares at conversion rate of greater of $0.02 or 60% of the volume weighted average price of the common shares for the ten trading days immediately preceding the conversion date. As of June 30, 2026, the loan principal outstanding was $137,500, with accrued interest of $4,309.

On March 4, 2026, the Company entered into a promissory note agreement with one subscriber to raise a net amount of $97,000. The promissory note is in the amount of $114,460, plus a one-time interest charge of 14% ($16,024), is unsecured and matures on January 15, 2027. The Company also agreed to an original issuance discount of $17,460. The total amount will be repaid in ten payments each in the amount of $13,048.40, the first payment due on April 15, 2026. After any event of default, any outstanding and unpaid amount of the promissory note can be converted to common shares at conversion price calculated as 65% of the lowest trading price during the ten trade days prior to the conversion date. As of June 30, 2026, the loan principal balance outstanding was $75,315, with accrued interest of $nil.

On March 5, 2026, the Company entered into a promissory note agreement with one subscriber to raise a net amount of $108,000. The promissory note is in the amount of $120,000, bears an interest rate of 12% per annum, is unsecured and matures on March 5, 2027. The Company also agreed to an original issuance discount of $12,000. At any time after cash payment or the sixth monthly anniversary of the promissory note, the outstanding balance can be converted into common shares at conversion rate of 60% of the lowest trading price of the common shares for the twenty trading days immediately preceding the conversion date. As of June 30, 2026, the loan principal outstanding was $120,000, with accrued interest of $4,421.

On March 26, 2026, the Company entered into a promissory note agreement with one subscriber to raise a net amount of $108,000. The promissory note is in the amount of $120,000, bears an interest rate of 6% per annum, is unsecured and matures on March 26, 2027. The Company also agreed to an original issuance discount of $12,000. At any time after the sixth monthly anniversary, the outstanding balance can be converted into common shares at conversion rate of 60% of the lowest trading price of the common shares for the twenty trading days immediately preceding the conversion date. As of June 30, 2026, the loan principal outstanding was $120,000, with accrued interest of $1,894.

On May 14, 2026, May 26, 2026 and June 22, 2026, the Company entered into separate convertible promissory notes with an accredited investor and received proceeds of $50,000 under each note, for aggregate proceeds of $150,000. The notes bear interest at 10% per annum and mature on May 14, 2027, May 26, 2027 and June 22, 2027, respectively. At any time after the date of this note and before full repayment, these notes may be converted into shares of the Company’s common stock at a conversion price equal to the greater of: (i) $0.02 per share or (ii) 60% of the applicable volume-weighted average price. As of June 30, 2026, the aggregate loan principal balance outstanding under these notes was $165,000, with accrued interest of $1,342.

8. DERIVATIVE LIABILITIES

The Company has various convertible notes outstanding that requires derivative liability considerations for its conversion features. The following table summarizes the changes in derivative liability:

Description	June 30, 2026	December 31, 2025
Derivative Liability beginning balance	$1,828,934	$40,941
Initial recognition of derivatives	1,182,646	2,214,428
Change in fair value	(453,592)	(385,493)
Settlements/conversions	(512,593)	(40,942)
Derivative Liability ending balance	$2,045,395	$1,828,934

During the six months ended June 30, 2026, the Company recognized an income of $2,019,659 and $453,592 from change in the fair value of its derivative liabilities, respectively, and a loss of $466,647 from initial recognition of derivatives and a gain of $512,593 on settlement of derivative liabilities. These amounts are included in the consolidated statement of operations.

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

Input	June 30, 2026	December 31, 2025
Stock price	$0.040	$0.046
Exercise price (conversion price)	$0.018 - 1.00	$0.0174 to 1.00
Risk-free interest rate	3.98%	3.48%
Expected term (years)	0.03 - 4.39	0.29 to 4.89
Expected volatility	154.52% - 232.36%	174.89% to 216.66%
Dividend yield	0%	0%

9. DEFERRED REVENUE

Prior to December 31, 2024, the Company received $77,700 cash from customers as deposits for work to be performed for discontinued operations. As of December 31, 2025, the products had not been delivered to the customers, therefore the deposits have been reclassified as deposits payable.

During the year ended December 31, 2025 the Company received $500,000 towards a 12-month consulting contract, which was fully recognized as revenue through February 2026.

On April 21, 2026, the Company received a $50,000 payment from the client under its existing consulting agreement to renew the agreement for an additional one-year term. The agreement, originally effective March 1, 2025, permits the client to renew the engagement annually for a fee of $50,000. The Company accounts for the payment in accordance with ASC 606 and recognizes the related revenue over the renewal term as the applicable consulting services are provided. During the six months ended June 30, 2026, the Company recognized $12,500 of this amount as revenue, resulting in deferred revenue of $37,500 as of June 30, 2026.

See table below for transactions that occurred during the six months ended June 30, 2026 and the year ended December 31, 2025:

	June 30, 2026	December 31, 2025
Opening	$83,333	$77,700
Transfers to deposits payable	-	(77,000)
Customer deposits received	50,000	500,000
Consulting fee earned	(95,833)	(417,367)
Total deferred revenue	$37,500	$83,333

10. COMMITMENTS AND CONTINGENCIES

Pledged Receivable

In 2019, the Company agreed to pledge the collections of a specific uncollected customer invoice in the amount of $752,500 as collateral for a loan made by LarCo Holdings, LLC (“LarCo”), an unrelated party, to a vendor of the Company (the “Vendor”) and a former executive. The Company subsequently executed acknowledgments in connection with amendments to the loan dated July 2, 2019, July 8, 2020, April 1, 2021, and April 17, 2023, each confirming the same conditional undertaking: should the Company collect on the pledged invoice, in whole or in part, it would remit the proceeds of that collection to LarCo to be applied against the vendor loan. The Company has never collected on the specified customer invoice, and no amount related to the invoice was included in gross accounts receivable at June 30, 2026 and December 31, 2025. The Company is party to litigation related to this arrangement, as described below.

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

Management has determined that a loss related to this matter is not probable and that the amount or range of any reasonably possible loss cannot be estimated at this time, principally because dispositive motions directed at the claims that would define any such range remain to be adjudicated and the damages theories asserted are disputed. Accordingly, no loss contingency has been recorded in respect of this matter as of June 30, 2026.

11. LEASE LIABILITY / RIGHT OF USE ASSET

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

Lease expense is recognized on a straight-line basis over the lease term. For the six months ended June 30, 2026, total lease expense was approximately $85,790. The lease agreement also provides the Company with an option to purchase the leased property for $1,500,000 at any time within 18 months from the effective date of the lease, subject to providing 90 days’ notice and maintaining timely rent payments as defined in the lease.

The future minimum operating lease payments as of June 30, 2026, are as follows:

Year Ending December 31	Amount ($)
2026 (remainder)	72,000
2027	144,000
2028	84,000
Total Lease Payments	300,000
Less: Imputed Interest	(38,425)
Present Value of Lease Liability	261,575

12. RELATED PARTY TRANSACTIONS

On January 22, 2018, the Company appointed James Geiskopf as Lead Director. On June 28, 2024, James resigned from the Company’s Board of Directors. As of June 30, 2026 and December 31, 2025, the Company has accounts payable and accrued expenses owed to this related party of $99,244.

On April 1, 2021, the Company appointed Cameron Chell as Executive Chairman. On December 19, 2024, Cameron resigned from the Company’s Board of Directors. As of June 30, 2026 and December 31, 2025, the Company had accounts payable and accrued expenses owed to this related party of $130,032.

Our former Chairman, Cameron Chell (“Mr. Chell”) is the founder of Business Instincts Group, Inc. (“BIG”), a firm in the business of guiding early-stage ventures. On April 1, 2021, Mr. Chell was appointed Executive Chairman of the Company. On December 19, 2024, Mr. Chell resigned from the Company’s Board of Directors. Following his resignation from the Board, Mr. Chell was appointed chairman of the Company’s advisory board, a position he continues to hold as of the date of this Quarterly Report. During 2024, in the normal course of preparing the Company’s financial statements and evaluating historical transactions, the Company determined that Mr. Chell was a related party of the Company at the time certain obligations to BIG and to Mr. Chell individually were incurred. As a result, BIG and Mr. Chell are treated as related parties for purposes of this disclosure.

As of June 30, 2026 and December 31, 2025, the Company had recorded accounts payable and accrued expense balances in connection with BIG and Mr. Chell in the aggregate amount of $672,524, consisting of $542,492 recorded in respect of BIG and $130,032 recorded in respect of Mr. Chell in his former capacity as Executive Chairman.

The entire aggregate balance is currently disputed. Because Mr. Chell’s related-party status was not identified at the time the underlying obligations were incurred, both in his capacity as founder of BIG and in his capacity as Executive Chairman of the Company, the Company is unable to confirm that the recorded balances were properly authorized, appropriately valued, or incurred in accordance with the Company’s related-party transaction policies and applicable governance requirements. Accordingly, the amounts, if any, that may ultimately be determined to be due and owing to BIG or Mr. Chell are subject to ongoing review and negotiation between the parties, including consideration of the Company’s right to offset against such amounts any costs and damages incurred as a result of the failure to identify and disclose the related-party relationship at the time the obligations were incurred. Until these matters are resolved, the full recorded aggregate balance of $672,524 should be considered contingent and not an established obligation of the Company.

On December 4, 2018, the Company appointed Swapan Kakumanu as Chief Financial Officer. On March 5, 2025, Swapan resigned from the Company. As of June 30, 2026 and December 31, 2025, the Company had no accounts payable and accrued expenses owed to him.

On October 9, 2017, the Company signed an agreement with RTB LLP, a company owned by Swapan Kakumanu, to provide accounting services. On December 31, 2024 the company owed a balance of $117,476 to RTB LLP. On August 15, 2025, the company settled this debt by the issuance of 1,174,760 shares at price of $0.04 per share; however these shares had not yet been issued, and accordingly, the balance owed was reclassified to the Stock subscription payable account within stockholders’ equity resulting in zero balance due at June 30, 2026 and December 31, 2025.

On August 1, 2022, the Company appointed Scott Gallagher as President. As of June 30, 2026 and December 31, 2025, the Company had accounts payable and accrued expenses owing to this related party of $79,402 and $79,402, respectively.

On June 30, 2026, Braden Glasbergen resigned as the Company’s Chief Financial Officer, Treasurer and Secretary, effective immediately. Effective July 1, 2026, the Board of Directors appointed Scott Gallagher to serve as Interim Chief Financial Officer and W. Scott McBride to serve as Interim Treasurer and Secretary.

13. WARRANTS

All warrants outstanding on June 30, 2026 and December 31, 2025, have strike prices denominated in USD and met the criteria of equity instruments, therefore no derivative accounting necessary to determine a fair value. The following table summarizes changes in warrant outstanding in each period:

	June 30, 2026	December 31, 2025
Outstanding at beginning of year	7,437,500	4,687,500
Issuances	-	2,750,000
Cancellations	-	-
Expirations	-	-
Outstanding at end of period	7,437,500	7,437,500
Weighted Average Price	$0.52	$0.65
Weighted Average Remaining Years Outstanding	0.16	0.66

14. SHARE CAPITAL

During the three months ended June 30, 2026, the Company completed the following conversions of debt into common stock; upon each conversion, there was no gain or loss recorded as the conversion was consummated under the terms of the original agreement:

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

On July 15, 2026, the Company converted $43,123.84 of debt into 7,116,145 shares of its common stock at a value of $0.00606 per share.

On July 16, 2026, the Company converted $48,581.00 of debt into 7,400,000 shares of its common stock at a value of $0.006565 per share.

On July 16, 2026, the Company converted $20,150 of debt into 3,100,000 shares of its common stock at a value of $0.006565 per share.

On July 27, 2026, the Company converted $22,101.37 of debt into 4,343,823 shares of its common stock at a value of $0.005088 per share. This conversion paid this note to CFI Capital, LLC off in full.

On July 27, 2026, the Company converted $39,200 of debt into 7,000,000 shares of its common stock at a value of $0.0056 per share. The conversion left $46,650 outstanding on this note.

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

On June 16, 2025 the company entered into two agreements for private placements each for 2,500,000 shares of the Company’s common stock at a price of $0.02 per share for total consideration of $50,000 each. The consideration was received however the shares were not issued. The amounts are reported as stock subscription payable in the equity section of the balance sheet and on the statement of stockholders’ equity.

On July 04, 2025, the Company and one of its vendors agreed to settle an outstanding payable of $15,000 through the issuance of common shares. The shares had not yet been issued, and the amount has been reported as stock subscription payable within the equity section of the balance sheet and on the statement of stockholders’ equity.

On August 15, 2025, the Company and certain of its vendors agreed to settle outstanding payables of $100,000, $117,476 and $24,000, respectively, through the issuance of common shares; these shares have not yet been issued, and accordingly, the balances owed were reclassified to the Stock subscription payable account within stockholders’ equity. Upon closing of the $100,000 settlement, a gain on debt settlement of $34,000 was recorded.

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

The Company has also granted stock options to non-employees. These stock options were granted to consultants who have provided their services for cash compensation below cost, with the stock options providing additional compensation in lieu of cash. Grants prior to 2024 are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Stock-based compensation expense recognized for the three and six months ended June 30, 2026 was $8,092 and $20,856 (three and six months ended June 30, 2025 – $15,416 and $39,794). Stock options granted are valued using a fair value calculation based on the Black-Scholes valuation model.

	Number of Options	Weighted Average Grant-Date Fair Value ($)	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Yrs)
Options outstanding, December 31, 2025	35,213,334	0.09	0.10	6.98
Granted	-	-	-	-
Cancelled	-	-	-	-
Options outstanding, June 30, 2026	35,213,334	0.09	0.10	6.48
Options exercisable, June 30, 2026	33,129,998	0.09	0.10	6.46
Options exercisable, December 31, 2025	33,129,998	0.09	0.10	6.96

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

As of June 30, 2026 and December 31, 2025, the Company had net operating loss carry forwards of approximately $6,979,177 and $6,611,460, respectively. The carry forwards expire through the year 2046. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, which reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. We used 21% as an effective federal rate, and 1.5% as an effective state rate. Tax computations are as follows:

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Net income (loss) before taxes	$(590,394)	$(1,562,024)
Adjustments to arrive at taxable income/loss
Permanent differences:	-	-
Temporary differences:	(453,592)	1,600,299
Taxable income (loss)	(1,043,986)	38,274
NOL carried forward prior year (tax return)	(6,611,460)	(5,534,653)
NOL carried forward at period end	(7,655,446)	(5,496,379)
Deferred Tax Asset - Federal Rate (21%)	$219,237	$8,038
Deferred Tax Asset - State Rate (1.5%)	15,660	574
Total Deferred Tax Asset	234,897	8,612
Valuation Allowance	(234,897)	(8,612)
Deferred tax per books	$-	$-

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

The following table sets forth a summary of the changes in non-controlling interest:

	June 30, 2026	December 31, 2025
Non-controlling interest beginning of the period	$(161,258)	$(161,258)
Non-controlling interest end of period	$(161,258)	$(161,258)

18. SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through August 14, 2026, the date the consolidated financial statements were issued. Based on this evaluation, management determined that the following material subsequent events require disclosure in the financial statements.

Effective July 1, 2026, the Board of Directors appointed Scott Gallagher to serve as Interim Chief Financial Officer and W. Scott McBride to serve as Interim Treasurer and Secretary, following the resignation of Braden Glasbergen as Chief Financial Officer, Treasurer and Secretary effective June 30, 2026.

Subsequent to the period ending on June 30, 2026, and as a result of the late form 10K and 10Q filings several notes went into default, also after the end of the second quarter the following debt conversions were processed.

On July 15, 2026, the Company converted $43,124 of debt into 7,116,145 shares of its common stock at a value of $0.00606 per share.

On July 16, 2026, the Company converted $48,581 of debt into 7,400,000 shares of its common stock at a value of $0.006565 per share.

On July 16, 2026, the Company converted $20,150 of debt into 3,100,000 shares of its common stock at a value of $0.006565 per share.

On July 27, 2026, the Company converted $22,101 of debt into 4,343,823 shares of its common stock at a value of $0.005088 per share. This conversion paid this note off in full.

On July 27, 2026, the Company converted $39,200 of debt into 7,000,000 shares of its common stock at a value of $0.0056 per share. The conversion left $46,650 outstanding on this note

On July 31, 2026, the Company converted $21,864.66 of debt into 7,145,314 shares of its common stock at a value of $0.00306 per share. The conversion left $100,000 outstanding on this note

On August 6, 2026, the Company converted $22,750 of debt into 7,000,000 shares of its common stock at a value of $0.00325 per share. The conversion left $24,900 outstanding on this note

Also subsequent to the period ending on June 30, 2026 Braden Glasbergen resigned as the Company’s Chief Financial Officer, Treasurer and Secretary, effective immediately. Effective July 1, 2026, the Board of Directors appointed Scott Gallagher to serve as Interim Chief Financial Officer and W. Scott McBride to serve as Interim Treasurer and Secretary.

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

Results of Operations

Three and Six Months Ended June 30, 2026 compared to the Three and Six Months Ended June 30, 2025

Revenue

During the three and six months ended June 30, 2026 we recognized total revenue of $22,500 and $125,000 for the three months ended June 30, 2026 and 2025, respectively, and $105,833 and $166,667 for the six months ended June 30, 2026 and 2025, respectively, generated from our waste conversion business, primarily from consulting services.

Operating Expenses

We incurred general and administrative expenses of $60,473 and $82,252 for the three months ended June 30, 2026 and 2025, respectively, and $426,312 and $129,111 for the six months ended June 30, 2026 and 2025, respectively, representing an increase (decrease) of $(21,779) and $297,201 between the respective periods. These expenses consisted primarily of stock-based compensation, consulting fees, professional fees, and other general and administrative costs. There was an overall increase in activity during the six months ended June 30, 2026 due to increased business development costs associated with the build out of our Midland waste conversion business.

Net Profit (Loss) from Operations

We incurred net income (loss) from operations of $(37,973) and $42,748 for the three months ended June 30, 2026 and 2025, respectively, and $(350,479) and $37,556 for the six months ended June 30, 2026 and 2025, respectively, primarily attributable to the factors discussed above under the headings “Revenue” and “Operating Expenses”.

Other Income (Expense)

Other income (expense) was $1,884,736 compared to $(1,581,705) for the three months ended June 30, 2026 and 2025, respectively, and $(239,915) compared to $(1,599,582) for the six months ended June 30, 2026 and 2025, respectively, consisting of interest expense and charges on notes payable and changes in the fair value of derivative liabilities, including losses on new derivatives and gains on settled derivatives. The change in expenses was a result of increased financing activities related to the build out of our Midland waste conversion business and loss on change in fair value of derivatives and loss on new and settled derivatives liabilities.

Net and Comprehensive Profit (Loss)

Net income (loss) attributable to Waste Energy was $1,846,763 compared to $(1,538,957) for the three months ended June 30, 2026 and 2025, respectively, and $(590,394) compared to $(1,562,024) for the six months ended June 30, 2026 and 2025, respectively. This change is primarily attributable to the factors discussed above under the headings “Operating Expenses” and “Other Income (Expense)”.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2026	As at December 31, 2025
Current Assets	$67,922	$99,744
Current Liabilities	(5,061,723)	(4,597,087)
Working Capital (Deficit)	$(4,993,801)	$(4,497,343)

Current Assets

Current assets on June 30, 2026, were comprised of cash and cash equivalents of $26,422, prepaid rent of $12,000, security deposit of $12,000 and accounts receivable net of $17,500.

Current assets on December 31, 2025, were comprised of cash and cash equivalents of $68,244, prepaid rent of $12,000, security deposit of $12,000 and accounts receivable net of $7,500.

Current Liabilities

On June 30, 2026, current liabilities were comprised of accounts payable and accrued expenses of $1,560,449 (related and unrelated parties), notes payable of $117,000, convertible notes payable $1,084,179, derivative liability of $2,045,395, current portion of lease liability of $139,500, deferred revenue of $37,500 and deposits payable of $77,700.

On December 31, 2025, current liabilities were comprised of accounts payable and accrued expenses of $1,497,767 (related and unrelated parties), notes payable $117,000, convertible notes payable $857,353, derivative liability of $1,828,934, lease liability of $135,000, deposits payable of $77,700 and deferred revenue of $83,333.

Cash Flow

	Six months ended June 30, 2026	Six months ended June 30, 2025
Net cash provided from (used in) operating activities	$(385,806)	$261,307
Net cash used in investing activities	(111,076)	(468,048)
Net cash provided by financing activities	455,060	296,978
Net changes in cash and cash equivalents	$(41,822)	$90,237

Operating Activities

Net cash provided by (used in) operating activities was $(385,806) for the six-month period ended June 30, 2026, compared to net cash provided of $261,307 for the six-month period ended June 30, 2025, primarily due to a large decrease in deferred revenue and timing of settlement of accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities was $111,076 for the six-month period ended June 30, 2026, compared to $468,048 for the same period in 2025. The 2025 amount was primarily attributable to payments made to acquire the waste-to-energy machine, which has yet to be placed in service.

Financing Activities

Net cash provided by financing activities was $455,060 for the six months ended June 30, 2026, compared to $296,978 for the six months ended June 30, 2025. The cash provided during the six months ended June 30, 2026 was primarily due to the issuance of new convertible debentures of $716,000 offset by $260,940 in repayments. The cash provided during the six months ended June 30, 2025 was due to $150,000 from proceeds of stock to be issued, $225,000 in proceeds from convertible notes, less $78,022 in repayments to notes payable and convertible notes.

Cash Requirements

We expect that we will require between $800,000 and $1,000,000, taking into account our current working capital position, to fund our operating expenditures for the next twelve months. Our estimated general and administrative expenses for the next 12 months are comprised of consulting fees, accounting services, board of directors and advisory board fees, investor relations consultants, public relations and marketing consultants, legal and professional fees (including auditing fees), insurance, marketing and advertising expenses, trade shows, travel expenses, office rent and miscellaneous office expenses.

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

Going Concern

The accompanying condensed interim consolidated financial statements have been prepared on a going concern basis. On a consolidated basis, the Company has incurred significant operating losses since its inception. . For the six months ended June 30, 2026 and 2025, the Company incurred a loss of $590,394 and a loss of $1,562,024, respectively. On June 30, 2026 and December 31, 2025, the Company has an accumulated deficit of $51,625,618 and $51,035,224, negative working capital of $4,993,801 and $4,497,343, respectively, and cash balances of $26,422 and $68,244, respectively. Further losses are anticipated as the Company pursues business opportunities, raising substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

During the fiscal quarter ended June 30, 2026, the Company continued implementing improvements to its internal control over financial reporting. As part of these improvements, the Company retained an outside accounting firm with approximately 25 certified public accountants and substantial experience assisting SEC-reporting companies with public-company accounting and financial reporting requirements.

During the first and second quarters of 2026, the outside accounting firm assisted the Company in reviewing and correcting historical accounting matters, strengthening its financial reporting procedures, preparing account reconciliations and supporting schedules, and assisting with the preparation and review of the Company’s periodic reports. As of June 30, 2026, the management assumed primary responsibility for the Company’s accounting and financial reporting processes with assistance from the outside accounting firm.

The engagement provides the Company with access to a broader group of qualified accounting professionals, additional review and oversight, and improved continuity in the performance of critical accounting and financial reporting functions. Management believes these changes materially improved the Company’s internal control over financial reporting and reduced the risks previously associated with reliance upon a limited number of individuals.

Based upon management’s evaluation,enhanced accounting and financial reporting procedures were implemented but certain controls were not operating effectively as of June 30, 2026 to demonstrate operating effectiveness.

Other than the changes described above, there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2026, the Company retained an outside accounting firm with approximately 25 certified public accountants and deep experience assisting SEC-reporting companies with public-company accounting and financial reporting requirements. The firm will be assisting management with the preparation and review of the Company’s periodic filings and related financial reporting obligations. This engagement provides the Company with broader access to qualified accounting personnel, additional review and oversight, and reduces the operational risk associated with reliance on a single individual for critical accounting and financial reporting functions.

Braden Glasbergen resigned as the Company’s Chief Financial Officer, Treasurer and Secretary effective June 30, 2026. Effective July 1, 2026, the Board appointed Scott Gallagher as Interim Chief Financial Officer and W. Scott McBride as Interim Treasurer and Secretary.

Other than the changes described above, there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, LarCo has asserted purported rights, as a judgment creditor of the Vendor and a former executive of the Company’s predecessor, against amounts allegedly owed by the Company to such parties. The Company disputes that it owes any amounts subject to such claims, disputes the validity and enforceability of the asserted rights as against the Company, and has formally responded accordingly. No resolution of that assertion has been reached as of the date of this Quarterly Report.

The Company believes the claims asserted against it are without merit, disputes the factual premises of the fraud-related allegations, and intends to defend the matter vigorously, including through dispositive motions. The Company is evaluating all rights, remedies, claims, and counterclaims available to it arising from this matter and reserves all such rights.

Management has determined that a loss related to this matter is not probable and that the amount or range of any reasonably possible loss cannot be estimated at this time, principally because dispositive motions directed at the claims that would define any such range remain to be adjudicated and the damages theories asserted are disputed. Accordingly, the Company has not recorded a loss contingency in respect of this matter as of June 30, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended June 30, 2026, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The exhibit index from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is to be carried forward and updated for agreements entered into during the quarter ended June 30, 2026, including the convertible promissory notes dated May 14, 2026, May 26, 2026 and June 22, 2026, and any other material contracts.

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Current Report on Form S-1, filed on March 30, 2011)
3.2	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2018)
3.4	Articles of Merger dated effective September 3, 2019 (incorporated by reference from our Current Report on Form 8-K, filed on September 9, 2019)
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
3.6	Amended and Restated Bylaws (incorporated by reference from our Annual Report on Form 10-K, filed on April 15, 2022)
(10)	Material Contracts
10.1	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.2	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated September 14, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2015)
10.3	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.4	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 5, 2017)
10.5	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.6	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated December 30, 2016 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.7	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.8	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated March 2, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2017)
10.9	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.10	18% Unsecured Convertible Note with Oceanside Strategies Inc. dated June 8, 2017 (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.11	Transfer Agreement dated August 21, 2017 with Blockchain Fund GP Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 23, 2017)
10.12	Business Services Agreement with Business Instincts Group Inc. dated October 18, 2017. (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2017)
10.13	Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.14	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Oceanside Strategies Inc. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)

Exhibit Number	Description

10.15	Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.16	10% Unsecured Convertible Note dated October 30, 2017 issued in connection with Private Placement Subscription Agreement with Hospitality Investors Special Situation Group Pvt. Ltd. dated October 30, 2017 (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.17	Form of Private Placement Subscription Agreement for Common Stock Offering (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2017)
10.18	Loan Agreement dated November 20, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2017)
10.19	Independent Consultant Agreement dated effective October 9, 2017 with Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.20	Independent Consultant Agreement dated effective October 9, 2017 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.21	Business Services Agreement dated effective December 29, 2017 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 2, 2018)
10.22	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2018)
10.23	Amendment No. 1 to Business Services Agreement dated as of March 24, 2018 with WENN Digital Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2018)
10.24	Offer Letter dated January 22, 2018 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.25	Offer Letter dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.26	2017 Equity Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.27	Stock Option Agreement dated October 15, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.28	Stock Option Agreement dated October 15, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.29	Stock Option Agreement dated October 15, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.30	Stock Option Agreement dated October 15, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.31	Stock Option Agreement dated October 15, 2017 with Business Instincts Group Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.32	Stock Option Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.33	Indemnification Agreement dated December 20, 2017 with James P. Geiskopf (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.34	Indemnification Agreement dated December 20, 2017 with Cameron Chell (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.35	Indemnification Agreement dated December 20, 2017 with Michael Blum (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.36	Indemnification Agreement dated December 20, 2017 with Bruce Elliott (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.37	Indemnification Agreement dated February 9, 2018 with Edmund C. Moy (incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2017)
10.38	Offer Letter dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)

Exhibit Number	Description

10.39	Stock Option Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.40	Indemnification Agreement dated May 17, 2018 with James Carter (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.41	Offer Letter dated June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.42	Stock Option Agreement dated June 7, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.43	Indemnification Agreement June 22, 2018 with Alphonso Jackson (incorporated by reference from our Registration Statement on Form S-1/A filed on July 17, 2018)
10.44	Amendment Agreement dated effective as of June 25, 2018 to Business Services Agreement dated October 18, 2017 with Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 29, 2018)
10.45	Loan Agreement dated July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.46	Corporate Guaranty dated July 9, 2018 by Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.47	Amendment No. 2 to Business Services Agreement dated as of July 9, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2018)
10.48	Loan Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.49	Corporate Guaranty entered into as of August 29, 2018 by Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.50	Security Agreement entered into as of August 29, 2018 with Ryde Holding Inc. (formerly WENN Digital Inc.) (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.51	Security Assignment Agreement entered into as of August 29, 2018 with Ryde GmbH (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2018)
10.52	Master Services Agreement dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.53	Software Services Statement of Work dated effective October 19, 2018 between ICOx USA, Inc. and BitRail, LLC (incorporated by reference from our Current Report on Form 8-K, filed on October 24, 2018)
10.54	Amendment No. 3 to Business Services Agreement dated as of October 29, 2018 with Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on October 31, 2018)
10.55	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.56	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.57	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.58	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.59	Amendment Agreement dated November 5, 2018 with Oceanside Strategies Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 7, 2018)
10.60	2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on November 23, 2018)

Exhibit Number	Description

10.61	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on November 29, 2018)
10.62	Amendment to Independent Consultant Agreement dated December 4, 2018 with Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on December 4, 2018)
10.63	Master Services Agreement dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.64	Software Services Statement of Work dated effective January 21, 2019 between ICOx USA, Inc. and FreedomCoin, LLC (incorporated by reference from our Current Report on Form 8-K, filed on February 4, 2019)
10.65	Stock Option Agreement dated October 15, 2017 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.66	Stock Option Agreement dated June 8, 2018 with Red to Black Inc. (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.67	Independent Consultant Agreement dated effective December 4, 2018 with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.68	Indemnification Agreement with Swapan Kakumanu (incorporated by reference from our Annual Report on Form 10-K, filed on March 26, 2019)
10.69	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2019)
10.70	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017 between CurrencyWorks Inc. and Bruce Elliott (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.71	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated January 22, 2018 between CurrencyWorks Inc. and James P. Geiskopf (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.72	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated February 9, 2018 between CurrencyWorks Inc. and Edmund C. Moy (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.73	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated May 17, 2018 between CurrencyWorks Inc. and James Carter (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.74	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Offer Letter dated June 22, 2018 between CurrencyWorks Inc. and Alphonso Jackson (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.75	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective October 9, 2017, as amended on November 30, 2018 and July 1, 2019 between CurrencyWorks Inc. and Michael Blum (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.76	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Business Services Agreement dated effective October 18, 2017 as amended on June 26, 2018 between CurrencyWorks Inc. and Business Instincts Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.77	Amendment Agreement dated January 21, 2020 with an effective date of December 1, 2019 to Consulting Agreement dated effective December 4, 2018 between CurrencyWorks Inc. and Swapan Kakumanu (incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2020)
10.78	Amendment to Loan Agreement and Termination of Business Services Agreement dated February 7, 2020 with Ryde GmbH and Ryde Holding Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 12, 2020)
10.79	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on June 16, 2020)

Exhibit Number	Description

10.80	Business Services Agreement with Business Instincts Group Inc. dated December 10, 2020 (incorporated by reference from our Current Report on Form 8-K, filed on December 11, 2020)
10.81	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 7, 2021)
10.82	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 11, 2021)
10.83	Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on May 6, 2021)
10.84	Amended 2017 Equity Incentive Plan (incorporated by reference from our Current Report on Form 8-K, filed on June 3, 2021)
10.85	Limited Liability Company Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.86	LLC Member Services Master Agreement dated July 6, 2021 with EnderbyWorks, LLC, Enderby Entertainment, Inc. and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.87	Technology Operating and License Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.88	Secured Promissory Note dated July 6, 2021with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.89	Security Agreement dated July 6, 2021 with EnderbyWorks, LLC and CurrencyWorks USA, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.90	Distribution License Agreement dated July 6, 2021 with EnderbyWorks, LLC and 92 Films, LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 7, 2021)
10.91	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.92	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.93	Engagement Letter dated June 15, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.94	Amendment to Engagement Letter dated July 10, 2021 with H.C. Wainwright & Co., LLC (incorporated by reference from our Current Report on Form 8-K, filed on July 13, 2021)
10.95	Business Combination Agreement among VON Acquisition Inc., sBetOne, Inc., VON Acquisition Merger Sub Inc., Limitless III Inc., VON Acquisition Corp. and VON Bismark Limited.(incorporated by reference from our current report on Form 8-K, filed on August 18, 2021)
10.96	Services Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.97	Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.98	General Security Agreement with Fogdog Solutions Inc. dated August 20, 2021 (incorporated by reference from our Current Report on Form 8-K, filed on August 24, 2021)
10.99	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.100	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on December 29, 2021)
10.101	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on December 30, 2021)
10.102	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.103	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on January 28, 2022)
10.104	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on January 31, 2022)
10.105	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)

Exhibit Number	Description

10.106	Form of Common Warrant (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2022)
10.107	Independent Consultant Agreement dated effective September 7, 2022 with Scott Gallagher (incorporated by reference from our Form 10-K, filed on March 21, 2023)
10.108	Amendment #1 dated March 15, 2023 to Convertible Promissory Note with Fogdog Energy Solutions Inc. dated May 5, 2021 (incorporated by reference from our Form 10-K, filed on March 21, 2023)
10.109	Amendment #1 dated March 15, 2023 to Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021 (incorporated by reference from our Form 10-K, filed on March 21, 2023)
10.110	Asset Purchase Agreement dated June 16, 2023 with Apex VR Holdings, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on June 23, 2023)
10.111	Amended Equity Incentive Plan (incorporated by reference from our current report on Form 8-K, filed on June 30, 2023)
10.112	Business Development Service Agreement dated August 24, 2023 with GSD Group, LLC (incorporated by reference from our current report on Form 8-K filed on August 29, 2023)
10.113	Amendment # 2 dated April 10, 2024 to Loan Agreement with Fogdog Energy Solutions Inc. dated August 20, 2021(incorporated by reference from our Form 10-K, filed on April 16, 2024)
(31)	Rule 13a-14(a) Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
(101)	Interactive Data File
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE ENERGY CORP.

/s/ Scott Gallagher
Scott Gallagher
Interim Chief Financial Officer
(Duly Authorized Officer)

Date: August 14, 2026

